Form 10-Q
period 1993-11-30
FARMLAND INDUSTRIES INC
filed 1994-01-13
CIK 34616

                              FORM 10-Q




                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549



             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



  For Quarter Ended                                 Commission File
  November 30, 1993                                  Number 2-67985


                      FARMLAND INDUSTRIES, INC.

       (Exact name of registrant as specified in its charter)


         Kansas                                        44-0209330
  (State of Incorporation)                            (I.R.S. Employer
                                                      Identification No.)


          3315 North Oak Trafficway, Kansas City, Missouri
              (Address of principal executive offices)

                                64116
                             (Zip Code)


                            816-459-6000
        (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X   No

             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED BALANCE SHEETS


                               ASSETS


                                                                           November 30   August 31
                                                                               1993         1993
                                                                            (Amounts in Thousands)
  CURRENT ASSETS

    Accounts receivable....................................................$  345,319    $  320,980
    Inventories (note 2)...................................................   553,658       496,690
    Prepaid expenses.......................................................    15,204         4,610
    Other current assets...................................................   114,023        93,120

  TOTAL CURRENT ASSETS.....................................................$1,028,204    $  915,400



  INVESTMENTS AND LONG-TERM RECEIVABLES....................................$  181,466    $  183,312




  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost.................................$1,173,298    $1,154,343
    Less accumulated depreciation and amortization.........................   667,016       649,965


  NET PROPERTY, PLANT AND EQUIPMENT........................................$  506,282    $  504,378




  OTHER ASSETS.............................................................$  118,449    $  116,891







  TOTAL ASSETS.............................................................$1,834,401    $1,719,981




  See accompanying notes to condensed consolidated financial statements

             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND EQUITIES


                                                                 November 30   August 31
                                                                     1993         1993

                                                                  (Amounts in Thousands)
  CURRENT LIABILITIES

    Accounts and notes payable...................................$  584,999    $  504,497
    Current maturities of long-term debt.........................    24,575        31,947
    Other current liabilities....................................   159,344       118,437

  TOTAL CURRENT LIABILITIES......................................$  768,918    $  654,881



  LONG-TERM DEBT (excluding current maturities)..................$  473,134    $  485,861



  DEFERRED INCOME TAXES (note 1).................................$    2,169    $    2,169



  MINORITY OWNERS' EQUITY IN SUBSIDIARIES........................$   17,038    $   15,363



  INCOME BEFORE INCOME TAXES, PATRONAGE
    REFUNDS AND APPROPRIATION FOR EARNED SURPLUS (note 1)........$   11,494    $      -0-



  CAPITAL SHARES AND EQUITIES
    Common shares, $25 par value - Authorized 50,000,000 shares..$  379,953    $  379,996
    Other equities...............................................   181,695       181,711

  TOTAL CAPITAL SHARES AND EQUITIES..............................$  561,648    $  561,707




  TOTAL LIABILITIES AND EQUITIES.................................$1,834,401    $1,719,981



             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended

                                                                    November 30   November 30
                                                                        1993          1992

                                                                     (Amounts in Thousands)

  Sales............................................................$1,473,992     $  952,903

  Cost of sales.................................................... 1,383,764        893,736


  Gross Income.....................................................$   90,228     $   59,167


  Selling, general & administrative expenses.......................$   65,905     $   57,258


  Other income (deductions):
    Interest expense...............................................$  (13,133)    $   (7,969)
    Operations of joint ventures...................................    (4,067)        (2,417)
    Other, net.....................................................     2,930          1,209

      Total Other Income (Deductions)..............................$  (14,270)    $   (9,177)


  Income (loss) before income taxes, minority owners'
    interest and patronage refunds.................................$   10,053     $   (7,268)

  Minority owners' interest in net loss of subsidiaries............$    1,441     $      -0-


  Income (loss) before income taxes and patronage refunds (note 1).$   11,494     $   (7,268)














  See accompanying notes to condensed consolidated financial statements

             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
                                                                 November 30   November 30
                                                                     1993          1992
                                                                  (Amounts in Thousands)
  Cash flows from operating activities:
    Income (loss) before income taxes and patronage refunds.......$  11,494     $  (7,268)
    Adjustments to reconcile income before income taxes and
     patronage refunds to net cash provided by (used in) operating activities:
       Depreciation and amortization..............................   16,625        12,925
       Other, net.................................................    2,451           668
       Changes in assets and liabilities:
         Accounts receivable......................................  (15,518)      (12,555)
         Inventories..............................................  (56,782)      (92,484)
         Other assets.............................................  (51,809)       (9,218)
         Accounts payable.........................................   29,795        (8,114)
         Advances on product purchases............................   28,461        25,516
         Accrued interest and other liabilities...................    8,589       (11,503)

  Net cash used in operating activities...........................$ (26,694)    $(102,033)
  Cash flows from investing activities:
    Advances to borrowers by finance companies....................$     -0-     $(153,083)
    Collections from borrowers by finance companies...............      -0-       138,212
    Proceeds from disposal of investments and notes receivable....    2,829           869
    Acquisition of investments and notes receivable...............  (10,038)       (6,646)
    Acquisition of a business.....................................   (2,223)          -0-
    Capital expenditures..........................................  (21,407)      (22,942)
    Other.........................................................    8,504           958

  Net cash used in investing activities...........................$ (22,335)    $ (42,632)

  Cash flows from financing activities:
    Net increase of demand loan certificates......................$   7,999     $   2,012
    Proceeds from bank loans and notes payable....................  256,530       393,951
    Payments on bank loans and notes payable...................... (295,803)     (318,206)
    Proceeds from issuance of subordinated debt certificates......   14,472        24,807
    Payments for redemption of subordinated debt certificates.....   (3,857)       (7,274)
    Increase of checks and drafts outstanding.....................   40,063        45,121
    Payments for redemption of equities...........................      (16)      (13,363)
    Payments of patronage refunds and dividends...................      -0-       (17,450)
    Other.........................................................    1,268           328

  Net cash provided by financing activities.......................$  20,656     $ 109,926

  Net decrease in cash and cash equivalents.......................$ (28,373)    $ (34,739)

  Cash and cash equivalents at beginning of period................   28,373        34,739

  Cash and cash equivalents at end of period......................$     -0-     $     -0-












             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                              Three Months Ended

                                                                           November 30   November 30
                                                                               1993          1992
                                                                            (Amounts in Thousands)


  Acquisition of a business:
    Fair value of net assets acquired.............................$   3,745     $     -0-
    Minority owners' investment...................................   (1,522)          -0-


    Cash paid.....................................................$   2,223     $     -0-





  [FN]
  See accompanying notes to condensed consolidated financial statements

             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1) Interim Financial Statements

       The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Certain reclassifications have been made to the consolidated balance sheet of the prior year to conform with the current year presentation.

       In accordance with the bylaws of Farmland Industries, Inc. ("Farmland") and its cooperative subsidiaries, patronage refunds are apportioned and distributed or patronage losses are apportioned at the end of each fiscal year. As this apportionment is determined only at the end of each fiscal year and since the provision for income taxes, dividends, and the resultant amount of such cooperative associations' net income
  (loss) transferred to surplus are dependent upon the determination of the amount of the patronage refund or patronage loss, Farmland Industries, Inc. and subsidiaries ("the Company") has historically made no provisions for income taxes or patronage refunds in its interim financial statements. Therefore, the amount of interim income before income taxes and patronage refunds has been reflected as a separate item in the accompanying November 30, 1993 condensed consolidated balance sheet.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                             (Continued)


  (2) Inventories

       Major components of inventories at November 30, 1993, and August 31, 1993, are as follows:

                                                        November 30  August 31
                                                            1993        1993

                                                        (Amounts in Thousands)

       Finished and in-process products................$  312,945    $  285,947
       Grain...........................................   118,747        91,990
       Beef............................................    27,301        27,754
       Materials.......................................    45,364        43,857
       Supplies........................................    39,715        41,388

                                                       $  544,072    $  490,936
       LIFO adjustment.................................     9,586         5,754

                                                       $  553,658    $  496,690



       All inventories, other than grain, supplies and certain beef and petroleum inventories, are valued at the lower of first-in, first-out (FIFO) cost or market. The Company follows a policy of hedging its grain commodity transactions. Grain inventories are valued at market adjusted for net unrealized gains or losses on open commodity contracts. Supplies are valued at cost. Crude oil, refined petroleum products, beef and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, a seasonal market value decline below cost of LIFO inventories, at an interim date, which is reasonably expected to be restored by year-end, is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At November 30, 1993, the carrying value of petroleum inventories stated under the LIFO method was $94,573,000. This exceeded the market value of such inventory by $17,232,000. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation.

       Had the lower of first-in, first-out (FIFO) cost or market been used to value these petroleum products, inventories at

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                             (Continued)


  November 30, 1993 would have been lower by $9,586,000. The LIFO valuation method had the effect of increasing income before income taxes and patronage refunds for the three months ended November 30, 1993 and 1992 by $3,832,000 and $2,699,000,
  respectively.

       The carrying value of beef inventories stated under the LIFO method was $27,301,000 at November 30, 1993. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the income reported for the three months ended November 30, 1993, because market value of these inventories was lower than LIFO or FIFO cost.


  (3) Contingent Liabilities

       On July 28, 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly-owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237,200,000 for tax reporting purposes. During 1983, and prior to the sale of the Terra stock, Farmland received certain distributions from Terra totaling $24,800,000. For tax purposes, Farmland claimed intercorporate dividends-received deductions for the entire amount of such distributions.

       On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,775,000. The asserted deficiencies relate primarily to the Company's tax treatment of the sale of the Terra stock and the distributions received from Terra prior to the sale. The IRS asserts that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset, and that, as a nonexempt cooperative, Farmland was not entitled to an intercorporate dividends-received deduction in respect of the 1983 distribution by Terra. It further asserts that Farmland incorrectly characterized gains for tax purposes aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from the disposition of certain other assets. On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. A trial date has not yet been set.

       If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon (through November 30, 1993, of approximately $135,000,000). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                             (Continued)


  income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

       No provision has been made in the consolidated financial statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. Farmland believes that it has meritorious positions with respect to all of these claims and will continue to vigorously pursue their favorable resolution through the pending litigation.

       In  the  opinion  of  Bryan  Cave,  Farmland's  special  tax counsel, it is more likely than not that the courts will ultimately conclude that (i) Farmland's treatment of the Terra sale gain was substantially, if not entirely, correct; and (ii) Farmland properly claimed a dividends-received deduction in respect of the 1983 distributions which it received from Terra prior to the sale of the Terra stock. Counsel has further advised, however, that none of the issues involved in these disputes is free from doubt, and that there can be no assurance that the courts will ultimately rule in favor of Farmland on any of these issues.

       Should the IRS ultimately prevail on all of its asserted claims, all claimed federal and state income taxes as well as accrued interest would become immediately due and payable, and would be charged to current operations. In such case, the Company would be required to renegotiate agreements with its banks to maintain compliance with various requirements of such agreements, including working capital and funded indebtedness provisions. However, no assurance can be given that such renegotiation would be successful. Alternatives could include other financing arrangements or the possible sale of assets.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


  General

       Farmland Industries, Inc. ("Farmland") is a regional farm supply and marketing cooperative. Farmland and subsidiaries (the"Company") conducts business primarily in two operating areas. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

       Cooperative farm supply operations consists of three product divisions--petroleum, fertilizer and agricultural chemicals, and feed. Products of the petroleum division are principally refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Principal products of the fertilizer and agricultural chemicals division are nitrogen, phosphate and potash fertilizers and a complete line of insecticides, herbicides and mixed chemicals. Feed division products include swine, beef, poultry, mineral and specialty feeds, feed ingredients and animal health products. The Company distributes farm supply products at wholesale. Its customers are primarily local farm cooperative associations which are members and owners of Farmland. These local cooperatives distribute products primarily to farmers and ranchers who utilize the products in the production of farm crops and livestock.

       Cooperative marketing operations include the storage and marketing of grain, processing pork and beef, and marketing fresh pork, processed pork, fresh beef and boxed beef. Hogs and grain are supplied to the Company primarily by members. Cattle are purchased from producers in the proximity of beef plants at Liberal and Dodge City, Kansas. The Company has made arrangements to allow beef producers to become members and supply cattle to the Company on a patronage basis.

       Geographically, the Company's markets are mid-western states which comprise the corn belt and the wheat belt.

       A substantial portion of the Company's supply and marketing products are produced in facilities owned by the Company or operated by the Company under long-term lease arrangements. No material part of the business of any segment of the Company is dependent on a single customer or a few customers.

       The Company's revenues depend to a large extent on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies, and direct imports or exports. In addition, global variables which affect supply, demand and price of crude oil and refined fuels impact the Company's petroleum operations. Management cannot determine the extent to which future operations of the Company may be impacted by these factors. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for the Company's products change.


        Financial Condition, Liquidity and Capital Resources

       The Company maintains two primary sources for debt capital: a continuous public offering of its debt securities and bank lines of credit, primarily with the National Bank for Cooperatives ("CoBank").

       The Company's debt securities are offered through a wholly-owned broker/dealer subsidiary on a best-efforts basis. The types of securities offered include certificates payable on demand and five-, ten- and twenty-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the three months ended

  November 30, 1993, the outstanding balance of demand loan and subordinated debt certificates increased $18.6 million.

       The Company's credit lines with CoBank provide a source of long-term and short-term funds and provide support for letters of credit issued by the bank on behalf of Farmland. Under these lines, a commodity loan is available to finance grain inventories, seasonal loans are available for financing inventories and operations, and term loans are available for facility additions. The agreements with CoBank are reviewed and/or revised at least annually. The next date scheduled for review of the agreements is February 15, 1994.

       At November 30, 1993, the maximum borrowings available to Farmland under existing lines of credit with CoBank totaled $508.9 million, of which $176.5 million was borrowed, and $55.1 million was being utilized for support of letters of credit issued on behalf of Farmland by CoBank. The agreements with CoBank stipulate that by February 15, 1994, the maximum credit available from CoBank to the Company shall be reduced to an amount not in excess of CoBank's then applicable lending limit to a single borrower. At November 30, 1993, the Company's lines of credit with CoBank exceeded the bank's normal lending limit to a single borrower by approximately $33.9 million.

       Farmland's loan agreements with CoBank contain provisions which require the Company to maintain consolidated working capital of not less than $150 million and to maintain consolidated net worth of not less than $425 million. In addition, the agreements require the Company to maintain funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (any subsidiary for which Farmland is not directly or indirectly liable for any of such subsidiary's indebtedness). Computed in accordance with the loan agreements, at November 30, 1993, working capital was $205.8 million, net worth was $574.0 million and funded indebtedness and senior funded indebtedness were 43.6% and 18.3% of capitalization, respectively.

       Farmland also has credit facilities with various commercial banks. At November 30, 1993, Farmland's available credit from commercial banks under committed and uncommitted arrangements was $215.0 million and $30.0 million, respectively. At November 30, 1993, borrowings under these committed and uncommitted credit facilities were $149.0 million and $10.0 million, respectively. In addition, $18.7 million was used to support letters of credit issued by such banks on Farmland's behalf. Financial covenants of these arrangements are not more restrictive than Farmland's credit lines with CoBank.

       Management considers these arrangements for debt capital to be adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

       Leveraged leasing has been utilized to finance railcars, and a substantial portion of nitrogen fertilizer production equipment. Under the most restrictive covenants of its leases, the Company has agreed to maintain working capital of at least $75 million, consolidated funded indebtedness not greater than 65% of consolidated capitalization, and consolidated senior funded indebtedness not greater than 50% of consolidated capitalization.

       Major uses of cash during the three months ended November 30, 1993 include $39.3 million for a net reduction in bank borrowings, $26.7 million in operations, $21.4 million for capital expenditures and $10.0 million for acquisition of investments. These funds were provided from a $40.1 million increase in checks and drafts outstanding, an $18.6 million increase of the outstanding balance of demand loan certificates and subordinated debt certificates, and $28.4 million was provided from the 1993 year end cash balance.

       The Internal Revenue Service issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See note 3 of the notes to the condensed consolidated financial statements.


  Results of Operations

       Operating  results  for  any  quarter  are  not  necessarily indicative of the results expected for the full year. The principal businesses of Farmland are highly seasonal. The majority of sales of farm supply products occurs in the spring months, the highest revenues in grain marketing historically occur during the summer months and summer is the lowest sales period for pork marketing. In view of the seasonality of the Company's businesses, it must be emphasized that the results of the three months ended November 30, 1993 should not be annualized to project a full year's results.


  Three Months Ended November 30, 1993 Compared with Three Months
  Ended November 30, 1992


    Sales

       Sales for the three months ended November 30, 1993 increased $521.1 million or 54.7% compared with the corresponding period of the prior year. The increase includes $438.3 million higher sales of agricultural output products (grain, beef and pork) and $82.3 million higher sales of agricultural input products (fertilizer and chemicals, petroleum and feed).

       All output product groups reported higher sales. Beef operations with sales of $295.3 million in the three months ended November 30, 1993, were not acquired until April 1993. Grain sales increased $76.5 million principally due to higher unit sales and prices of corn and milo. Sales of pork products increased $66.5 million mostly because of products from a pork processing plant acquired in February 1993 generated sales of approximately $45.0 million in the three months ended November 30, 1993.

       Input products sales increased primarily because sales of the fertilizer and agricultural chemicals and feed increased $52.8 million and $22.2 million, respectively. Fertilizer sales increased approximately $58.0 million due to 32% higher unit sales at slightly higher prices. Fertilizer unit sales increased in the three months ended November 30, 1993, mostly because weather conditions in that period were more favorable for fall farming activities than in the corresponding period of the prior year which was extremely wet. Feed sales increased primarily because of higher formula feed and feed ingredients unit sales and because of higher feed ingredients prices.


    Operating Profit

       Income before income taxes and patronage refunds for the three months ended November 30, 1993 increased $18.8 million compared with the corresponding period of the prior year. This increase includes a $17.8 million increase in operating profits in the petroleum business segment. Operating profit in the petroleum business segment increased primarily because production at the Coffeyville, Kansas refinery was suspended for scheduled maintenance in September of the prior year and because unit margins on diesel fuels with low levels of sulfur (required by the Environmental Protection Agency for diesel fuel sold after September 30, 1993) have been higher than the unit margins on diesel fuels sold in the corresponding period of the prior year. These margins were significantly higher immediately after the crossover to the low level sulfur fuels. Operating profits of the fertilizer and agricultural chemicals, grain and other business segments increased $4.2 million, $3.4 million and $3.0 million, respectively. Results in the fertilizer business segment increased due to higher unit sales and higher selling prices. These improvements were partly offset by $4.4 million lower operating profits in the food marketing business segment and by $5.1 million higher interest expense.

       Selling, general and administrative expenses increased $8.6 million in the three months ended November 30, 1993 compared with the corresponding period of the prior year. The increase includes costs of $2.4 million in beef operations which were not acquired until April 1993 and $6.1 million higher costs associated with pork processing and marketing operations. These costs increases account for the decrease in operating profit of the food marketing business segment discussed above.


  Recent Accounting Pronouncements

       In the first quarter of 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other

  Than Pensions." Under SFAS 106, the expected costs of providing such benefits are accrued during the active service period of the employee rather than accounting for such costs on a pay-as-you-go
  (cash) basis. The effect of implementation of SFAS 106, including amortization (over 20 years) of previously unrecognized costs related to the service period already rendered (the transition obligation) was insignificant.

       In the first quarter of 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based upon the tax effect of differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 generally allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not. The effect of implementation of SFAS 109 at September 1, 1993 was insignificant.

       Temporary  differences  which  gave  rise   to   significant
  portions of the deferred tax assets and liabilities as of September 1, 1993, as adjusted for the adoption of SFAS 109, are as follows:

                                             Temporary Differences
                                               Asset (Liability)
                                                  As Adjusted
                                               September 1, 1993

                                              (Amounts in Thousands)

       Depreciation..................................$  (49,639)
       Safe harbor lease rentals.....................    23,211
       Provision for loss on proposed sale of assets.    26,177
       Unfunded pension expense......................   (49,218)
       Compensation benefits.........................    15,605
       Reserve for bad debts.........................     9,105
       Inventory valuation...........................     8,346
       Maintenance accrual...........................     7,591
       Other, net....................................    13,488

                                                     $    4,666



       Total deferred tax assets and (liabilities) at November 30, 1993 were $43,869,000 and ($42,003,000), respectively. There is no valuation allowance provided under SFAS 109.

       Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits", was issued by the FASB in November 1992 and is effective for fiscal years beginning after December 15, 1993 (the Company's 1995 fiscal year). Statement 112 establishes standards of accounting and reporting for the estimated cost of benefits provided to former or inactive employees. Management expects that the adoption of Statement 112 will not have a significant impact on the Company's consolidated financial statements.

       Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the Financial Accounting Standards Board ("FASB") in May 1993 and is effective for fiscal years beginning after December 15, 1993 (the Company's 1995 fiscal year). Statement 115 expands the use of fair value accounting and the reporting for certain investments in debt and equity securities. Management expects the adoption of Statement 115 will not have a significant impact on the Company's consolidated financial statements.


                     PART II - OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       The exhibits listed below are filed as part of Form 10-Q for quarter ended November 30, 1993.

                                None


  (b) No reports on Form 8-K were filed during the quarter ended November 30, 1993.

                             SIGNATURES




       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.




                                          FARMLAND INDUSTRIES, INC.
                                                   (Registrant)




                                          BY:    /S/     JOHN F. BERARDI

                                                      John F. Berardi
                                                  Executive Vice President
                                                and Chief Financial Officer


  Date:  January 13, 1994