Form 10-K/A
period 1993-08-31
FARMLAND INDUSTRIES INC
filed 1994-01-14
CIK 34616

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K/A

         (Mark One)
          {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended  AUGUST 31, 1993

                                    OR

          { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 2-60372

                        Farmland Industries, Inc.
          (Exact name of registrant as specified in its charter)

  Kansas                                                      44-0209330
  (State or other jurisdiction of in(I.R.S.tEmployerrIdentification No.)

  3315 N. Oak Trafficway, Kansas City, Missouri               64116-0005
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: 816-459-6000

       Securities  registered  pursuant  to  Section  12(b)  of the Act:
  None

       Securities registered pursuant  to  Section  12(g)  of  the  Act:
  None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

      Farmland Industries, Inc. is a cooperative. Its voting stock can only be held by its members. No public market for voting stock of Farmland Industries, Inc. is established and it is unlikely, in the foreseeable future, that a public market for such voting stock will develop.

       Documents incorporated by reference:   None

  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


       The following selected consolidated financial data as of the end  of,  and for each of the years in the five-year period ended
  August 31, 1993  are  derived  from  the  consolidated  financial
  statements   of   the   Company,   which  consolidated  financial
  statements have been audited by KPMG  Peat  Marwick,  independent
  certified   public  accountants.     The  consolidated  financial
  statements as of August 31, 1993 and 1992 and  for  each  of  the years  in  the  three-year  period ended August 31, 1993, and the
  report thereon, are included elsewhere in this Form  10-K.    The
  information  set  forth  below should be read in conjunction with
  information included elsewhere in this Form 10-K:    Management's
  Discussion  and  Analysis  of  Financial Condition and Results of
  Operations, the consolidated  financial  statements  and  related notes,  and  the  independent  auditors' report which contains an explanatory paragraph concerning income tax adjustments  proposed by  the  Internal  Revenue  Service  on  the  gain on sale of and certain distributions by Terra Resources, Inc.


                                                                          Year Ended August 31
                                                          1993      1992          1991        1990        1989
                                                                         (Dollars in Thousands)
  Summary of Operations: (3)(4)(5)
    Net Sales..........................................$4,722,940  $3,429,307  $3,638,072  $3,377,603  $2,975,240
    Interest Expense (net of
     interest capitalized).............................$   36,764  $   27,965  $   36,951  $   30,090  $   27,364
    Income (Loss) Before Income Taxes
     and extraordinary item (1)(2).....................$  (36,833) $   70,504  $   50,166  $   58,184  $  110,472
    Net income (Loss) (1)(2)...........................$  (30,400) $   62,313  $   42,693  $   48,580  $   99,164



    Distribution of Net Income:
      Patronage Refunds:
         Equity Reinvestments..........................$    1,155  $    1,038  $   17,837  $   24,403  $   40,764
         Cash or Equivalent............................       495      17,918      12,571       8,800      14,477
      Allocation to Minority Owners....................       -0-         -0-         -0-         -0-       1,711
      Earned Surplus and Other Equities................   (32,050)     43,357      12,285      15,377      42,212

                                                       $  (30,400) $   62,313  $   42,693  $   48,580  $   99,164



  Balance Sheets:
    Working Capital....................................$  260,519  $  208,629  $  122,124  $  121,518  $   96,628
    Property, Plant and Equipment, Net.................$  504,378  $  446,002  $  490,712  $  469,710  $  411,469
    Total Assets.......................................$1,719,981  $1,526,392  $1,369,231  $1,352,889  $1,182,401
    Long-Term Debt.....................................$  485,861  $  322,377  $  291,192  $  273,071  $  221,261
    Capital Shares and Equities........................$  561,707  $  588,129  $  497,364  $  476,011  $  458,543










  (1) On On July 28, 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly-owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237,200,000 for tax reporting purposes. During 1983, and prior to the sale of the Terra stock, Farmland received certain distributions from Terra totaling $24,800,000. For tax purposes, Farmland claimed intercorporate dividends-received deductions for the entire amount of such distributions.

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

     If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon (through October 31, 1993, of approximately $133,500,000). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

  (2) During the year ended August 31, 1991, the Company changed its method for inventory pricing of certain petroleum inventories from the first-in, first out (FIFO) method previously used to the last-in, first out (LIFO) method because the LIFO method better matches current costs with current revenues. Pro forma effects of retroactive application of the LIFO method are not determinable.

  (3) Effective June 30, 1992, the Company acquired the grain marketing assets of Union Equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2 of the notes to consolidated financial statements.

  (4) During 1993, Farmland obtained a 58% interest in NBPC, a limited liability company. Effective April 15, 1993, NBPC acquired Idle Wild Food's beef packing plant and feed lot located in Liberal, Kansas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
     note 2 of the notes to consolidated financial statements.

  (5) At August 30, 1993, Farmland reduced its ownership interest in CFA to 49%. In addition, CFA purchased the assets and operations of FFSC. CFA has proposed a recapitalization plan which limits the voting rights of any owner (including
     Farmland) to 20% or less regardless of the number of voting shares held. Accordingly, CFA is not a subsidiary of Farmland at August 31, 1993 and Farmland is no longer engaged in commercial lending operations.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page


       Financial Statements

            Independent Auditors' Report.....................................31

            Consolidated Balance Sheets, August 31, 1993 and 1992............32

            Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 1993....................34

            Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 1993....................35

            Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 1993....37

            Notes to Consolidated Financial Statements.......................38



       Financial Statement Schedules

            Farmland Industries, Inc. and Subsidiaries for each of the years in the three-year period ended August 31, 1993:

             V--Property, Plant and Equipment................................70

            VI--Accumulated Depreciation and Amortization of.................73
                 Property, Plant and Equipment

            IX--Short-term Borrowings........................................76

             X--Supplementary Income Statement Information...................76


       All   other  schedules  are  omitted  as  the  required
       information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                    INDEPENDENT AUDITORS' REPORT

  The Board of Directors
  Farmland Industries, Inc.:


  We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in note 7 to the consolidated financial statements, the Internal Revenue Service (IRS) has examined the Company's tax returns for the years ended August 31, 1984 and 1983, and has proposed certain adjustments. Should the IRS ultimately prevail, the federal and state income taxes and statutory interest thereon could be significant. Farmland believes it has meritorious positions with respect to such claims and, based upon the opinion of special tax counsel, management believes it is more likely than not that the courts will ultimately conclude that Farmland's treatment of such items was substantially, if not entirely, correct. The ultimate outcome of this matter can not presently be determined. Therefore, no provision for such income taxes and interest has been made in the accompanying consolidated financial statements.

                                           KPMG PEAT MARWICK

  Kansas City, Missouri
  October 29, 1993





             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                                                        August 31

                                                                     1993          1992

                                                                  (Amounts in Thousands)
  Current Assets:
    Cash and cash equivalents.....................................$   28,373    $   34,739
    Accounts receivable--trade....................................   320,980       192,165
    Finance companies' notes receivable (notes 2 and 4)...........       -0-       127,843
    Inventories (note 3)..........................................   496,690       408,599
    Other current assets..........................................    69,357        36,976

            Total Current Assets..................................$  915,400    $  800,322

  Investments and Long-Term Receivables (notes 4 and 6)...........$  183,312    $  140,301


  Finance Companies' Notes Receivable (notes 2 and 4).............$      -0-    $   36,385

  Property, Plant and Equipment (notes 5 and 6):
    Property, plant and equipment, at cost........................$1,154,343    $1,036,439
    Less accumulated depreciation and amortization................   649,965       590,437

            Net Property, Plant and Equipment.....................$  504,378    $  446,002




  Other Assets....................................................$  116,891    $  103,382

            Total Assets..........................................$1,719,981    $1,526,392












  See accompanying notes to consolidated financial statements.



             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND EQUITIES

                                                                                August 31
                                                                             1993         1992
                                                                          (Amounts in Thousands)
  Current Liabilities:
    Demand loan certificates..............................................$   29,860    $   43,084
    Short-term notes payable..............................................   256,655       184,843
    Current maturities of long-term debt (note 6).........................    31,947        40,434
    Accounts payable--trade...............................................   217,982       176,295
    Other current liabilities.............................................   118,437       147,037

            Total Current Liabilities.....................................$  654,881    $  591,693

  Long-Term Debt (excluding current maturities) (note 6)..................$  485,861    $  322,377

  Deferred Income Taxes...................................................$    2,169    $    5,632

  Minority Owners' Equity in Subsidiaries (note 8)........................$   15,363    $   18,561

  Capital Shares and Equities (note 9):
    Preferred shares, $25 par value--Authorized 8,000,000 shares,
     148,325 shares issued and outstanding (148,535 shares in 1992).......$    3,708    $    3,713
    Common shares, $25 par value -- Authorized 50,000,000 shares,
     15,199,833 shares issued and outstanding (15,055,334 shares in 1992).   379,996       376,383
    Associate member common shares (nonvoting), $25 par value --
     Authorized 2,000,000 shares, 327,828 shares issued and
     outstanding (327,024 shares in 1992).................................     8,196         8,176
    Earned surplus and other equities.....................................   169,807       199,857

          Total Capital Shares and Equities...............................$  561,707    $  588,129

  Contingent Liabilities and Commitments (notes 4, 6, 7, 10 and 11)

            Total Liabilities and Equities................................$1,719,981    $1,526,392










  See accompanying notes to consolidated financial statements.



             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended August 31
                                                                               1993        1992           1991
                                                                                    (Amounts in Thousands)
  Sales....................................................................$ 4,722,940  $ 3,429,307   $ 3,638,072

  Cost of Sales............................................................$ 4,470,290  $ 3,099,316   $ 3,346,722


  Gross Income.............................................................$   252,650  $   329,991   $   291,350


  Selling, General and Administrative Expenses.............................$   223,792  $   236,065   $   214,906


  Other Income (Deductions):
    Interest expense.......................................................$   (36,764) $   (27,965)  $   (36,951)
    Interest income........................................................      4,189        2,667         2,694
    Equity in losses of investees (note 4).................................    (12,394)      (2,341)         (856)
    Provision for loss on disposition of assets (note 16)..................    (29,430)         -0-           -0-
    Other, net.............................................................      9,536        4,217         8,835
                                                                           $   (64,863) $   (23,422)  $   (26,278)

  Income (loss) before income taxes, minority owners'
    interest and extraordinary item........................................$   (36,005) $    70,504   $    50,166

  Income tax benefit (expense) (note 7)....................................      6,433       (9,458)       (7,473)

  Minority owners' interest in income of subsidiaries......................       (828)         -0-           -0-

  Income (loss) before extraordinary item..................................$   (30,400) $    61,046   $    42,693

  Extraordinary item - Utilization of loss carryforward (note 7)...........        -0-        1,267           -0-

       Net income (loss)...................................................$   (30,400) $    62,313   $    42,693
  Distribution of net income (note 9):

  Patronage refunds:

    Farm supply patrons....................................................$       -0-  $    16,229   $    28,841

    Pork marketing patrons.................................................        -0-        1,245           -0-

    The Cooperative Finance Association's patrons..........................      1,650        1,482         1,567

                                                                           $     1,650  $    18,956   $    30,408

    Earned surplus and other equities......................................    (32,050)      43,357        12,285


  See accompanying notes to consolidated financial statements.

             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES



                CONSOLIDATED STATEMENTS OF CASH FLOWS



  <CAPITON>
                                                                                     Year Ended August 31

                                                                                1993       1992          1991

                                                                                    (Amounts in Thousands)
  Cash flows from operating activities:
    Net income (loss).......................................................$ (30,400)   $  62,313   $  42,693

    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization.........................................   57,730       50,784      55,733
      Provision for loss on disposition of assets...........................   29,430          -0-         -0-
      Provision for environmental matters...................................      -0-        3,150       1,750
      Loss (gain) on disposition of fixed assets............................     (385)      (1,181)      2,484
      Patronage refunds received in equities................................   (2,241)      (2,320)    (15,007)
      Proceeds from redemption of patronage equities........................    1,731        7,727       6,613
      Equity in losses of investees.........................................   12,394        2,341         856
      Unfunded pension expense..............................................    3,367        1,287       4,923
      Other.................................................................      774        1,456      (5,360)
      Changes in assets and liabilities (exclusive of
       assets and liabilities of businesses acquired):
          Accounts receivable...............................................  (92,024)       9,095      10,317
          Inventories.......................................................  (65,402)     (27,483)     19,859
          Other assets......................................................  (30,154)      11,490      24,304
          Accounts payable..................................................   19,630      (48,425)     (3,221)
          Other liabilities.................................................  (17,981)      10,367     (10,974)

  Net cash provided by (used in) operating activities.......................$(113,531)   $  80,601   $ 134,970

  Cash flows from investing activities:
    Advances to borrowers by finance companies..............................$(624,618)   $(733,403)  $(491,482)
    Collections from borrowers by finance companies.........................  631,668      685,383     446,547
    Acquisition of businesses...............................................  (10,500)         -0-     (31,575)
    Proceeds from disposal of investments and notes receivable..............   12,115       71,582      13,515
    Acquisition of investments and notes receivable.........................  (50,378)     (58,979)     (2,493)
    Capital expenditures....................................................  (98,238)     (79,954)    (69,964)
    Proceeds from sale of assets to joint venture partner...................      -0-       62,104         -0-
    Distributions from joint venture, net...................................      -0-       29,324         -0-
    Proceeds from disposition of subsidiary (note 2)........................   87,227          -0-         -0-
    Other...................................................................    8,760        8,191       6,170

  Net cash used in investing activities.....................................$ (43,964)   $ (15,752)  $(129,282)












             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                     Year Ended August 31

                                                                               1993        1992         1991

                                                                                    (Amounts in Thousands)
  Cash flows from financing activities:
    Net decrease of demand loan certificates................................$ (13,224)   $ (13,712)  $  12,628
    Proceeds from bank loans and notes payable..............................  916,799      669,608     424,371
    Payments of bank loans and notes payable................................ (777,268)    (711,101)   (434,889)
    Proceeds from issuance of subordinated debt certificates................   72,423       57,780      47,678
    Payments for redemption of subordinated debt certificates...............  (16,490)     (22,557)    (38,060)
    Payments for redemption of equities.....................................  (13,505)      (8,046)    (20,322)
    Payments of patronage refunds and dividends.............................  (17,946)     (12,204)     (9,507)
    Other...................................................................      340       (3,853)          4

  Net cash provided by (used in) financing activities.......................$ 151,129    $ (44,085)  $ (18,097)

  Net increase (decrease) in cash and cash equivalents......................$  (6,366)   $  20,764   $ (12,409)
  Cash and cash equivalents at beginning of year............................   34,739       13,975      26,384

  Cash and cash equivalents at end of year..................................$  28,373    $  34,739   $  13,975



  CASH PAID FOR INTEREST AND INCOME TAXES:

  Interest..................................................................$  41,136    $  35,626   $  43,497


  Income taxes (net of refunds).............................................$   1,479    $  12,181   $   5,197



  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Equities called for redemption............................................$     -0-    $  13,365   $   7,671


  Transfer of assets in exchange for
    investment in joint venture (note 4)....................................$     -0-    $  63,911   $     -0-


  Issuance of Farmland equities to minority owners of Foods.................$     -0-    $  16,680   $     -0-


  Appropriation of current year's net income as patronage refunds...........$     -0-    $  18,956   $  30,408


  Acquisition of businesses:
    Fair value of net assets acquired.......................................$   1,414    $  30,321   $  27,661
    Goodwill................................................................   16,086       20,976       3,914
    Minority owners' investment.............................................   (7,000)         -0-         -0-

                                                                            $  10,500    $  51,297   $  31,575






  See  accompanying  notes  to  consolidated  financial statements.

             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES
                                                                      Years Ended August 31, 1993, 1992 and 1991
                                                                                                   Earned      Total
                                                                                      Associate   Surplus     Capital
                                                                                        Member      And        Shares
                                                            Preferred    Common         Common     Other        And
                                                              Shares     Shares         Shares    Equities    Equities
                                                                                (Amounts in Thousands)
  Balance at August 31, 1990.................................$   3,737  $ 315,691     $   7,218   $ 149,365   $ 476,011
  Issue, redemption and cancellation of equities.............       (4)        14           -0-         -0-          10
  Appropriation of current year's net income.................      -0-        -0-           -0-      42,693      42,693
  Transfers to current liabilities...........................      -0-     (7,665)           (6)    (12,571)    (20,242)
  Transfers to minority owners' equity.......................      -0-        -0-           -0-      (1,097)     (1,097)
  Dividends on preferred stock...............................      -0-        -0-           -0-          (7)         (7)
  Distribution to farm supply patrons in
   common and associate member common shares.................      -0-     22,293           992     (23,289)         (4)
  Exchange of common and associate member
   common stock and other equities...........................      -0-        313          (524)        211         -0-

  Balance at August 31, 1991.................................$   3,733  $ 330,646     $   7,680   $ 155,305   $ 497,364
  Issue, redemption and cancellation of equities.............      (20)    44,297           (15)         13      44,275
  Appropriation of current year's net income.................      -0-        -0-           -0-      62,313      62,313
  Transfers to current liabilities...........................      -0-    (12,045)           (6)    (19,329)    (31,380)
  Transfers from minority owners' equity.....................      -0-      5,570           -0-      10,072      15,642
  Dividends on preferred stock...............................      -0-        -0-           -0-          (5)         (5)
  Distribution to farm supply patrons in common stock,
   associate member common stock and other equities..........      -0-     15,807           873     (16,760)        (80)
  Exchange of common stock, associate member
   common stock and other equities...........................      -0-     (7,892)         (356)      8,248         -0-

  Balance at August 31, 1992.................................$   3,713  $ 376,383     $   8,176   $ 199,857   $ 588,129
  Issue, redemption and cancellation of equities.............       (5)     6,740           (49)     (1,058)      5,628
  Appropriation of current year's net loss...................      -0-        -0-           -0-     (30,400)    (30,400)
  Transfers to current liabilities...........................      -0-        -0-           -0-      (1,650)     (1,650)
  Exchange of common stock, associate member
   common stock and other equities...........................      -0-     (3,127)           69       3,058         -0-

  Balance at August 31, 1993.................................$   3,708  $ 379,996     $   8,196   $ 169,807   $ 561,707













  See accompanying notes to consolidated financial statements.

             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  (1) Summary of Significant Accounting Policies

       Farmland is organized and operated as a cooperative and is intended to be a producer-driven and profitable ag supply to consumer foods cooperative system.

       Principles  of  Consolidation  --The  consolidated financial
       _____________________________
  statements include the accounts of Farmland Industries, Inc. ("Farmland") and all its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1993 presentation.

       Investments --Investments in cooperatives are stated at cost
       ___________
  plus the par value of equity certificates received as payment of patronage refunds less such equity certificates redeemed. Investments in companies owned 20% to 50% by Farmland are accounted for by the equity method. All other investments are stated at cost.

       Accounts  Receivable --The Company uses the allowance method
       ____________________
  to account for uncollectible accounts and notes. Uncollectible accounts and notes receivable from members are reduced by offsets against the common stock of Farmland held by members prior to charging uncollectible accounts to operations.

       Inventories  --Grain  inventories  are  valued   at   market
    adjusted  for  net  unrealized  gains or losses on open commodity
  contracts.   Crude oil, refined petroleum  products,  cattle  and
  beef  inventories  are  valued at the lower of last-in, first-out
  cost or market.    Supplies  are  valued  at  cost.    All  other
  inventories are valued at the lower of first-in, first-out cost or market. To the extent practical, the Company hedges certain inventories, advance sales and purchase contracts with fixed prices and anticipated purchases of raw materials.

       Property, Plant and Equipment --Assets are stated at cost and depreciated principally on a straight-line basis over the estimated useful life of the individual asset (3 to 40 years). Leasehold improvements are amortized on a straight-line basis
  over the terms of the individual leases (15 to 21 years).    Upon
  disposition  of  these  assets  any  resulting  gain  or  loss is
  included in income.   Major repairs  and  maintenance  costs  are
  capitalized. Normal repairs and maintenance costs are charged to operations.

       Research   and   Development   Costs  --Total  research  and
    development costs for the Company for the years ended August 31, 1993, 1992 and 1991 were $3,303,000, $3,338,000 and $3,269,000, respectively.







      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


       Goodwill --The excess of cost over net assets of businesses purchased is being amortized on a straight-line basis over a period of 25 to 40 years.

       Federal   Income   Taxes   --Farmland  and  its  cooperative
    subsidiaries are subject to income taxes on all income not distributed to patrons as patronage refunds. Farmland and all its subsidiaries, except Farmland Foods, Inc. ("Foods") and National Beef Packing Company, L.P. ("NBPC") file consolidated federal and state income tax returns.

       Cash and Cash Equivalents --Investments with  maturities  of
    less   than   three   months  are  included  in  "Cash  and  cash
  equivalents."


  (2) Acquisitions and Dispositions

       During 1993, Farmland and partners organized NBPC, a limited partnership. Farmland retained a 58% ownership interest in NBPC by investing $10,500,000 in cash. NBPC's purpose is to carry on the business of Idle Wild Foods, Inc. ("Idle Wild"). On April 15, 1993, NBPC acquired Idle Wild's beef packing plant and feedlot located in Liberal, Kansas. NBPC acquired these assets by assuming liabilities of Idle Wild with a fair market value of approximately $130,605,000, including bank loans which are nonrecourse to NBPC's partners. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NBPC have been included in the Company's consolidated financial statements from April 15, 1993. The liabilities assumed over the fair value of the net identifiable assets acquired ($16,086,000) has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

       Effective June 30, 1992, Farmland acquired substantially all the business and assets of Union Equity Co-Operative Exchange ("Union Equity") in exchange for 2,051,880 shares of Farmland common stock with a par value of $51,297,000 and Farmland's assumption of substantially all of Union Equity's liabilities. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Union Equity have been included in the Company's consolidated financial statements from June 30, 1992. The excess of the purchase price over the fair value of the net identifiable assets acquired ($20,976,000) has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

       To establish The Cooperative Finance Association ("CFA") as an independent finance association for its members, CFA purchased 10,113,000 shares of its voting common stock held by Farmland for a purchase price comprised of $1,541,000 in cash, equities of Farmland (with a par value of $2,406,000) held by CFA and a $6,166,000 subordinated promissory note payable to Farmland bearing interest of 5.3%. In addition, CFA: 1) purchased the lending operations and notes receivable of Farmland Financial Services Company ("FFSC"), a wholly-owned subsidiary of Farmland. The purchase price approximated the face amount of FFSC's notes






      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  receivable and consisted of $60,505,000 in cash and a $2,128,000 6% subordinated promissory note payable; 2) repaid its operating loan to Farmland ($25,181,000); and, 3) proposed a recapitalization plan which limits the voting rights of any owner (including Farmland) to 20% or less regardless of the number of voting shares held. Farmland repaid $87,227,000 of its borrowings from National Bank for Cooperatives ("CoBank") with proceeds received from CFA. As a result of CFA's purchase of its stock, Farmland's voting percentage in CFA was reduced to 49%. Accordingly, CFA is not included in the consolidated balance sheet of the Company as of August 31, 1993.

       The following unaudited financial information, for the years ended August 31, 1993 and 1992, presents pro forma results of operations of the Company as if the disposition of CFA and the acquisitions of Union Equity and NBPC had occurred at the beginning of each period presented. The pro forma financial information includes adjustments for amortization of goodwill, additional depreciation expense and increased interest expense on debt assumed in the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company been a single entity which excluded CFA and included Union Equity and NBPC for the full years 1993 and 1992.

                                                        August 31 (Unaudited)

                                                           1993        1992

                                                        (Amounts in Thousands)

       Net sales........................................$5,357,867  $5,441,303



       Income (loss) before extraordinary item..........$  (44,040) $   47,225




      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  (3) Inventories

       Major components of inventories are as follows:

                                                              August 31

                                                            1993        1992

                                                         (Amounts in Thousands)

            Grain........................................$ 91,990     $ 67,459
            Beef.........................................  27,754          -0-
            Materials....................................  43,857       42,702
            Supplies.....................................  41,388       38,445
            Finished and in-process products............. 285,947      258,358

                                                         $490,936     $406,964
            LIFO adjustment..............................   5,754        1,635

                                                         $496,690     $408,599



       Earnings for the year ended August 31, 1993 have been reduced by $8,346,000 to recognize the write-down of certain crude oil and refined petroleum inventories to market. Inventories, for these products, stated under the last-in, first-out (LIFO) method at August 31, 1993 and 1992, were $84,088,000 and $92,094,000, respectively. Had the lower of first-in, first-out (FIFO) cost or market been used to value these products, inventories at August 31, 1993 and 1992 would have been lower by $5,754,000 and $1,635,000, respectively. The LIFO valuation method had the effect of increasing income before income taxes and patronage refunds by $4,119,000 in 1993, reducing such income by $1,953,000 in 1992 and increasing such income by $3,588,000 in 1991. Liquidation of prior year inventory layers in 1992 and 1991 reduced income before income taxes and patronage refunds in these years by $3,302,000 and $4,177,000, respectively.

       The carrying value of beef inventories stated under the LIFO method was $27,754,000 at August 31, 1993. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the loss reported in 1993, because market value of these inventories was lower than LIFO or FIFO cost.











      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  (4) Investments and Long-Term Receivables


       The investments and long-term receivables are as follows:

                                                                   August 31

                                                                 1993        1992

                                                             (Amounts in Thousands)
       Notes receivable from ventures, 20% to 50% owned.......$ 60,204     $ 33,801
       Investments accounted for by the equity method.........  37,456       45,644
       National Bank for Cooperatives (CoBank)................  31,824       31,646
       Investments in and advances to other cooperatives......  37,690       10,776
       Other investments and long-term receivables............  16,138       18,434

                                                              $183,312     $140,301



       The Company's investments accounted for by the equity method consist principally of 50% equity interests in Farmland Hydro L.P., SF Phosphates Limited Company and Hyplains Beef L.C.



      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



       Summarized financial information of investees accounted for by the equity method is as follows:

                                                                   August 31

                                                                1993         1992

                                                             (Amounts in Thousands)

            Current Assets....................................$ 66,532     $ 64,899
            Long-Term Assets.................................. 223,937      194,155

                 Total Assets                                 $290,469     $259,054

            Current liabilities...............................$ 79,224     $ 60,422
            Long-Term Liabilities............................. 141,991      118,207

                 Total Liabilities                            $221,215     $178,629

            Net Assets........................................$ 69,254     $ 80,425



                                                              Year Ended August 31

                                                           1993        1992        1991

                                                             (Amounts in Thousands)

       Net sales........................................$601,194    $218,913    $  9,843



       Net loss.........................................$(22,755)   $ (5,046)   $ (2,581)



       Farmland's equity in loss........................$(12,394)   $ (2,341)   $   (856)




       On November 15, 1991, Farmland and Norsk Hydro a.s. ("Hydro") formed a joint venture company, Farmland Hydro, to manufacture phosphate fertilizer products for distribution to international markets. As part of the joint venture agreement, Farmland sold a 50% interest in its Green Bay, Florida phosphate fertilizer plant and certain phosphate rock reserves located in






      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  Hardee County, Florida to Hydro for an amount approximately equal to Farmland's carrying value of the assets. Subsequently, Farmland and Hydro contributed the assets to the joint venture. Farmland operates the plant under a management agreement with the joint venture and Hydro provides international marketing services. See note 15 of the notes to consolidated financial statements.

       Farmland and J. R. Simplot formed a joint venture (SF Phosphates, Limited Company) to operate a phosphate mine located in Vernal, Utah, a fertilizer plant located in Rock Springs, Wyoming, and a 96-mile pipeline that connects the mine with the fertilizer plant. The purchase of the mine, plant and pipeline from Chevron Corporation was completed in April 1992.

       Prior to August 31, 1993, CFA was a 99%-owned finance subsidiary of the Company. CFA provides specialized financial services for Farmland's local cooperative members. CFA operates on a fiscal year ending August 31. For the years ended August 31, 1993, 1992 and 1991, interest income of CFA amounting to $7,614,000, $7,840,000 and $7,382,000, respectively, has been included in sales and interest expense of $5,498,000, $6,248,000 and $5,202,000, respectively, has been included in cost of sales in the accompanying consolidated statements of operations. A condensed balance sheet of CFA as of August 31, 1992 and condensed statements of operations for the period ended August 30, 1993 and the years ended August 31, 1992 and 1991 are shown below. See note 2 of the notes to consolidated financial statements.


              THE COOPERATIVE FINANCE ASSOCIATION, INC.

                       CONDENSED BALANCE SHEET

                               ASSETS
                                                                               August 31
                                                                                  1992

                                                                         (Amounts in Thousands)

  Cash..........................................................................$    389
  Notes Receivable.............................................................. 102,602
  Investment in National Bank for Cooperatives..................................   3,471
  Investment in Farmland........................................................   1,689
  Other.........................................................................      80

            Total Assets........................................................$108,231



                      LIABILITIES AND EQUITIES

  Notes and long-term debt payable to banks.....................................$  3,131
  Notes payable to Farmland.....................................................  69,167
  Other.........................................................................   1,940

            Total Liabilities...................................................$ 74,238

  Capital Shares and Equities:
    Farmland and subsidiaries...................................................$ 22,653
    Other patrons...............................................................  11,340

       Total Capital Shares and Equities........................................$ 33,993

            Total Liabilities and Equities......................................$108,231




              THE COOPERATIVE FINANCE ASSOCIATION, INC.

                 CONDENSED STATEMENTS OF OPERATIONS

                                                              Year Ended August 31

                                                          1993        1992        1991

                                                             (Amounts in Thousands)

  Total income..........................................$  7,742    $  8,818    $  8,275
  Total expenses........................................   5,077       6,423       5,829

  Income before income taxes and patronage refunds......$  2,665    $  2,395    $  2,446
  Income taxes..........................................     600         430         402

  Net income before patronage refunds...................$  2,065    $  1,965    $  2,044
  Patronage refunds.....................................   1,732       1,645       1,746

  Applied to earned surplus.............................$    333    $    320    $    298




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

  (5) Property, Plant and Equipment

      A summary of cost for property, plant and equipment is as follows:

                                                              August 31

                                                          1993         1992

                                                        (Amounts in Thousands)

       Land and improvements...........................$   11,825   $   11,437
       Site improvements...............................    26,878       15,308
       Buildings.......................................   215,420      193,215
       Machinery and equipment.........................   655,117      593,014
       Furniture and fixtures..........................    45,405       37,850
       Automotive equipment............................    51,179       46,324
       Mining properties...............................    26,786       26,569
       Fertilizer properties...........................    48,695       48,695
       Construction in progress........................    57,242       53,812
       Leasehold improvements..........................    15,796       10,215

                 Total.................................$1,154,343   $1,036,439



       Mining properties represent phosphate rock reserves and construction and development costs of a mine in Hardee County, Florida and the surrounding area. The Company has deferred the development of this phosphate mine. See note 4 of the notes to consolidated financial statements.

       For the years ended August 31, 1993, 1992 and 1991, the Company capitalized construction period interest of $1,611,000, $330,000 and $328,000, respectively.

  (6) Bank Loans, Subordinated Debt Certificates and Notes Payable


     Bank loans, subordinated debt certificates and notes payable are as follows:

                                                                                  August 31
                                                                               1993        1992
                                                                          (Amounts in Thousands)

  CoBank--4.08% to 9.2%, maturing 1994 through 2001..........................$ 66,098    $ 95,750
  Other bank notes--3.7% to 6.25%, maturing 1996 through 2001................ 138,244         -0-
  Subordinated certificates of investment and capital investment
    certificates--7.25% to 10.5%, maturing 1994 through 2018................. 192,857     147,977
  Subordinated monthly interest certificates
    --7.25% to 12%, maturing 1994 through 2018...............................  62,913      51,829
  Industrial revenue bonds--5.75% to 9.25%, maturing 1994 through 2007.......  27,880      28,770
  Promissory notes--7% to 10%, maturing 1994 through 2001....................  13,805      15,689
  Other--5% to 13%...........................................................  16,011      22,796

                                                                           $517,808    $362,811
  Less current maturities..................................................  31,947      40,434

                                                                           $485,861    $322,377



       The Company maintains various credit agreements with CoBank that allow the Company to borrow under terms as the Company and CoBank mutually agree upon. These facilities provide for both seasonal and term borrowings. At August 31, 1993, total credit lines available were approximately $508,900,000. Seasonal and term borrowings under these agreements at August 31, 1993 were $156,650,000 and $66,098,000, respectively, and $86,819,000 was used to support letters of credit issued on behalf of Farmland by CoBank. The agreements with CoBank stipulate that by February 15, 1994 the maximum credit available from CoBank to the Company shall be reduced to an amount not in excess of CoBank's then applicable lending limit to a single borrower.

       Under loan agreements with CoBank, the Company has pledged its investment in CoBank stock carried at $31,824,000. Under industrial revenue bonds and lease agreements, property, plant and equipment with a carrying value of $31,394,000 has been pledged. Under bank loan agreements of NBPC, all of its assets (carried at $152,745,000) are pledged to support its borrowings. Such borrowings of NBPC are nonrecourse to its partners.

       Farmland's loan agreements with CoBank contain provisions which require the Company to maintain consolidated working capital of not less than $150,000,000 and to maintain consolidated net worth of not less than $425,000,000. In addition, the agreements require the Company to maintain funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (any subsidiary for which Farmland is not directly or indirectly liable for any of such subsidiary's indebtedness). As computed under provisions of the agreement, at August 31, 1993, working capital was $210,744,000, net worth was $561,303,000, funded indebtedness was 45.14%, and senior funded indebtedness was 21.10% of capitalization.

       Borrowers from CoBank are required to maintain an investment in CoBank stock based on the average amount borrowed from CoBank during the previous five years. At August 31, 1993, the Company's investment in CoBank approximated the requirement.

       Farmland has credit facilities with various commercial banks. At August 31, 1993, Farmland had $215,000,000 of available credit from commercial banks under committed arrangements and $30,000,000 of credit available under uncommitted arrangements. Borrowings at August 31, 1993 under these committed and uncommitted credit facilities were $131,300,000 and $10,000,000, respectively. In addition,
  $18,237,000 was used at August 31, 1993 to support letters of credit issued by such banks on Farmland's behalf. Covenants of these arrangements are not more restrictive than Farmland's credit lines with CoBank.

       Subordinated debt certificates have been issued under several different indentures and therefore the terms of such securities are not identical. Farmland may redeem subordinated certificates of investments and capital investment certificates in advance of scheduled maturities. Farmland will redeem subordinated certificates of investments, capital investment certificates and subordinated monthly interest certificates upon death of the holder. Holders of certificates of investment and capital investment certificates have the right to exchange such securities after a minimum holding period for similar securities. The outstanding subordinated debt certificates are subordinated to senior indebtedness. At August 31, 1993, senior indebtedness included $449,454,000 for money borrowed, and other instruments (principally long-term operating leases) which provide for aggregate payments over ten years of approximately $116,250,000.

       Bank loans, subordinated debt certificates and notes payable mature during the fiscal years ending August 31 in the following amounts:

                                                     (Amounts in Thousands)

              1994..........................................$ 31,947
              1995..........................................  33,794
              1996..........................................  94,075
              1997..........................................  51,997
              1998..........................................  73,643
              1999 and after................................ 232,352

                                                            $517,808




  (7) Income Taxes

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

       If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon (through October 31, 1993, of approximately $133,500,000). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

       Income tax expense (benefit) is comprised of the following:

                                                    Year Ended August 31

                                                1993        1992        1991

                                                   (Amounts in Thousands)
       Federal:
          Current.............................$ (2,502)   $  6,600    $  6,644
          Deferred............................  (2,944)      1,490        (205)

                                              $ (5,446)   $  8,090    $  6,439

       State:
          Current.............................$   (468)   $  1,106    $  1,064
          Deferred............................    (519)        262         (30)

                                              $   (987)   $  1,368    $  1,034


                                              $ (6,433)   $  9,458    $  7,473


       Income tax expense (benefit) differs from the "expected" income tax expense (benefit) using statutory rate of 34%, as follows:

                                                          Year Ended August 31

                                                        1993      1992      1991

    Computed "expected" income tax expense (benefit) on
      income (loss) before income taxes................(34.0)%    34.0%     34.0%

    Increase (reduction) in income tax expense (benefit)
    attributable to:
      Patronage refunds................................ (4.0)     (9.2)    (20.7)

      Utilization of member-sourced losses.............  -0-     (11.4)      (.1)

      Patronage-sourced items for which no benefit (expense)
       is available (provided)......................... 26.5       -0-       -0-

      State income tax expense (benefit) net of
       federal income tax effect....................... (2.2)      1.2       1.4

      Benefit associated with exempt income of
       foreign sales corporation....................... (1.4)     (1.5)      -0-

      Other, net....................................... (2.7)       .3        .3

    Income tax expense (benefit).......................(17.8)%    13.4%     14.9%




       Deferred  income taxes result from timing differences in the
  recognition  of  nonmember-sourced  income   and   expenses   for
  financial  reporting  and  income  tax  reporting purposes.   The
  sources of these timing differences and their tax effect  are  as follows:
                                                                              August 31
                                                                     1993        1992        1991
                                                                        (Amounts in Thousands)

     Depreciation...............................................$      473    $  1,562    $  3,352
     Safe harbor lease rentals..................................      (378)       (478)       (869)
     Closed petroleum futures contracts.........................       -0-          61      (2,394)
     Provision for loss on proposed sale of assets..............    (3,454)        -0-         -0-
     Unfunded pension expense...................................      (355)       (129)       (892)
     Reinstatement of deferred income taxes previously
      offset by net operating loss carryforwards
      for financial reporting purposes..........................       -0-       1,294         -0-
     Other, net.................................................       251        (558)        568

                                                                $   (3,463)   $  1,752    $   (235)



       The current tax benefit for the year ended August 31, 1993 results from the carryback of nonpatronage-sourced losses to reduce the amount of federal and state income taxes paid during prior years.

       During the year ended August 31, 1992, all of Foods' nonmember-sourced loss carryforwards were utilized and deferred income taxes amounting to $1,294,000 were reinstated. During the year ended August 31, 1992, Farmland utilized nonmember-sourced loss carryforwards amounting to $3,168,000 to reduce income tax expense for financial reporting purposes by $1,267,000. Utilization of these loss carryforwards has been presented as an extraordinary item in the accompanying consolidated statement of operations for the year ended August 31, 1992.

       In connection with the acquisition of Union Equity, Farmland acquired member-sourced and nonmember-sourced loss carryforwards from Union Equity amounting to approximately $18,600,000 and $10,600,000, respectively. For the year ended August 31, 1992, Farmland was able to utilize member-sourced and nonmember-sourced loss carryforwards amounting to $18,600,000 and $2,800,000, respectively. The benefit of the utilization of the nonmember-sourced loss carryforward amounting to $1,134,000 has been recorded as a reduction of goodwill in the accompanying consolidated balance sheet as of August 31, 1992. See note 2 of the notes to consolidated financial statements.

       At August 31, 1993, Farmland has nonmember-sourced loss carryforwards amounting to approximately $7,597,000, which expire in 2006 and 2007. At August 31, 1993, Farmland and its
  consolidated subsidiaries have alternative minimum tax credit carryforwards of approximately $2,502,000.

       At August 31, 1993, Farmland has patronage-sourced loss carryforwards available to offset future patronage-sourced income of $8,155,000 which expire in 2008.

       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was issued by the FASB in February 1992 and is effective for fiscal years beginning after December 15, 1992 (the Company's 1994 fiscal year). Statement 109 requires a change from the deferred method currently used by the Company, to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has determined that implementation of Statement 109 in the first fiscal quarter of 1994 will not have a significant impact on its consolidated financial statements.


  (8) Minority Owners' Equity in Subsidiaries


       Minority owners' equity in subsidiaries represents other owners' interest in common stock and patronage refund equities of majority-owned subsidiaries of Farmland. A summary of minority owners' equity in subsidiaries is as follows:

                                                                    August 31

                                                                 1993        1992

                                                              (Amounts in Thousands)

       Farmland Foods, Inc. ..................................$  6,401     $  6,419
       National Beef Packing Company, L.P.....................   7,865          -0-
       The Cooperative Finance Association, Inc...............     -0-       11,340
       Others.................................................   1,097          802

                                                              $ 15,363     $ 18,561



       During  the year ended August 31, 1993, Farmland reduced its
  voting interest in CFA to 49%.   See  note  2  of  the  notes  to
  consolidated financial statements.



  (9) Preferred Stock, Earned Surplus and Other Equities

     (A) A summary of preferred stock is as follows:

                                                                                  August 31
                                                                                1993      1992
                                                                            (Amounts in Thousands)

       Preferred shares, $25 par value-Authorized 8,000,000 shares:
         6% - 624 shares issued and outstanding (652 shares in 1992)..........$    15    $    16
         5-1/2% - 2,832 shares issued and outstanding (3,000 shares in 1992)..     71         75
         Series F - 144,869 shares issued and outstanding
          (144,883 shares in 1992)............................................  3,622      3,622

                                                                              $ 3,708    $ 3,713



       The 5-1/2% and 6% preferred stocks have preferential liquidation rights over the Series F preferred stock. Dividends on the 5-1/2% and 6% preferred stock are cumulative only to the extent earned each year. Series F preferred stock is nondividend bearing. Upon liquidation, holders of all preferred stock are entitled to the par value thereof and, with respect to the 5-1/2% and 6% preferred stock, any declared or unpaid earned dividends.

     (B) A summary of earned surplus and other equities is as follows:

                                                               August 31

                                                           1993         1992

                                                         (Amounts in Thousands)

         Earned surplus..................................$123,974     $136,175
         Nonmember capital...............................     104          104
         Capital credits.................................  38,105       35,765
         Unallocated equity..............................   6,021       25,877
         Additional paid-in surplus......................   1,603        1,936

                                                         $169,807     $199,857

       Nonmember capital represents patronage refunds distributed in the form of book credits.

       Capital credits are issued: 1) for payment of the portion of patronage refunds distributed in equity to patrons who do not satisfy requirements for membership or associate membership; and,
  2) upon conversion of an equal par value amount of common stock or associate member common stock held by persons who no longer meet qualifications for membership or associate membership in Farmland. During the year ended August 31, 1992, Farmland issued $11,110,000 of capital credits to owners of Foods in exchange for an equivalent par value of their ownership of Foods common stock and capital equity fund certificates.

       Unallocated equity represents the cumulative difference between the amount of member-sourced income determined for financial reporting purposes and the amount of member-sourced income for income tax reporting purposes. The difference in the two income amounts results principally from differences in timing between book expense and tax deductions.

       Additional paid-in surplus results from members donating Farmland equity to Farmland.

       None of the aforementioned equities are held by or for the account of Farmland or in any sinking or other special fund of Farmland and none have been pledged by Farmland.

       The bylaws of Farmland provide that the patronage refund payable for any year be reduced if immediately after the payment of such patronage refund, the amount of retained earnings
  (defined for this purpose as the sum of earned surplus and unallocated equity) would be less than 30% of the previous year-end balance of members' equity accounts (defined for this purpose as the sum of common stock, associate member common stock, capital credits, nonmember capital and patronage refunds payable in equities). The reduction of patronage refunds would be the lesser of 15% or the amount required to increase the balance of the retained earnings account to the required 30%. As of August 31, 1993, 1992 and 1991, retained earnings exceeded the required amount by approximately $3,874,000, $49,451,000 and $9,623,000, respectively.

       Farmland established a base capital plan in 1991. The plan's objective is to achieve proportionality between the dollar amount of business a member or associate member of Farmland ("Participant") transacts with Farmland and the par value of Farmland equity which the Participant should hold (hereinafter referred to as the Participants' "Base Capital Requirement"). This plan: 1) provides that the relationship between the par value of a Participant's actual investment in Farmland equity and the Participant's Base Capital Requirement shall influence the cash portion of any patronage refund paid to the Participant; and, 2) provides a method for redemption by Farmland of its equities held by a Participant when the par value of the Participant's investment exceeds his Base Capital Requirement.

       The Base Capital Requirement shall be determined annually by
  the  Farmland  Board  of  Directors  at its sole discretion.   No
  patronage refunds were paid by Farmland for 1993.


  (10) Contingent Liabilities and Commitments

       The Company leases various equipment and real properties under long-term operating leases. For the years ended August 31, 1993, 1992 and 1991, rental expenses totaled $41,104,000,
  $43,300,000 and $43,029,000, respectively. Rental expense is reduced for mileage credits received on leased railroad cars ($1,939,000 in 1993, $663,000 in 1992 and $1,773,000 in 1991).

       The leases have various remaining terms ranging from over one year to 16 years. Some leases are renewable, at Farmland's option, for additional periods. The minimum amount Farmland must pay for these leases during the fiscal years ending August 31 are as follows:

                                                 (Amounts in Thousands)

                 1994....................................$ 38,673
                 1995....................................  29,370
                 1996....................................  23,532
                 1997....................................  21,603
                 1998....................................  17,528
                 1999 and after..........................  67,881

                                                         $198,587




       Farmland and its subsidiaries are involved in various lawsuits incidental to the businesses. In the opinion of management, the ultimate resolution of these litigation issues will not have a material adverse effect on the Company's consolidated financial statements.

       The Company has certain throughput agreements, take-or-pay agreements, minimum quantity agreements, and minimum charge agreements for various raw material supplies and services through 1996. The Company's minimum obligations under such agreements are: $2,548,000 in 1994; $1,248,000 in 1995; and $924,000 in
  1996.

       As a result of regulations by the Environmental Protection Agency, sulfur levels must be reduced in diesel fuels sold after September 30, 1993. To comply with these regulations, the Company has committed to approximately $44,000,000 of improvements to the Coffeyville refinery. As of August 31, 1993, approximately $31,451,000 has been spent.



  (11)  Employee Benefit Plans

       The Farmland Industries, Inc. Employee Retirement Plan ("the Plan") is a defined benefit plan covering substantially all employees of Farmland and its subsidiaries who meet minimum age and length-of-service requirements. Benefits payable under the Plan are based on years of service and the employee's average compensation during the highest four of the employee's last ten years of employment.

       The Company's funding policy is to make the maximum annual contribution that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

       The assets of the Plan are maintained in a trust fund. The majority of the Plan's assets are invested in common stocks, corporate bonds, United States Government securities and short-term investment funds. Plan assets at August 31, 1993 and 1992 included Farmland subordinated debt certificates and Farmland demand loan certificates totalling $280,000 and $5,832,000, respectively.

       In connection with Farmland's acquisition of Union Equity, Union Equity's defined benefit plan's assets and actuarial liabilities were transferred to Farmland's retirement plan.


       Components of the Company's pension cost are as follows:

                                                                         August 31
                                                                 1993       1992       1991
                                                                   (Amounts in Thousands)

    Service cost - benefits earned during the period...........$  7,449   $  6,519   $  6,717
    Interest cost on projected benefit obligation..............  12,134     11,332      9,927
    Actual return on Plan assets............................... (15,842)   (20,591)   (20,163)
    Net amortization and deferral..............................    (374)     4,027      6,042
    Change in plan benefits-from extending full retirement
     benefits to employees obtaining age 58 by December 31, 1991
     and accepting the program before September 30, 1991.......     -0-        -0-      2,400

       Pension expense.........................................$  3,367   $  1,287   $  4,923



       The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations at August 31, 1993 were 8.5% and 5%, respectively (9% and 5% at August 31, 1992 and 1991, respectively). The expected long-term rates of return on assets at August 31, 1993, 1992 and 1991 were 8.5%, 9% and 9.5%, respectively.


       The following table sets forth the Plan's funded status and amounts recognized in the Company's balance sheet at August 31, 1993 and 1992. Such prepaid pension cost is based on the Plan's funded status as of May 31, 1993 and 1992.

                                                                              August 31
                                                                           1993       1992

                                                                        (Amounts in Thousands)
       Actuarial present value of benefit obligations:
          Vested benefits................................................$123,061   $110,002
          Nonvested benefits.............................................   7,102      4,440

          Accumulated benefit obligation.................................$130,163   $114,442
          Increase in benefits due to future compensation increases......  51,633     41,313

          Projected benefit obligation...................................$181,796   $155,755
       Estimated fair value of Plan assets............................... 212,647    198,173

       Plan assets in excess of projected benefit obligation.............$ 30,851   $ 42,418
       Unrecognized net loss from past experience different
        from that assumed and effects of changes in assumptions..........  21,754     14,117
       Unrecognized net transition asset being recognized over 10 years..  (1,866)    (2,799)
       Unrecognized prior service cost...................................   2,590      2,960

       Prepaid pension cost at end of year...............................$ 53,329   $ 56,696



       The Company provides life insurance benefits for retired employees through an insurance company. Any employee hired before January 1, 1988 who reaches normal retirement age while working for the Company is eligible for the benefit. Annual premiums for providing this employee benefit and for providing group life insurance for active employees are based on payments made by the insurance company during the year. Costs of life insurance provided for retired employees are not separable from costs of providing group life insurance for active employees. The Company recognizes costs for providing life insurance for retired and active employees by charging operations for the annual insurance premium paid. For the years ended August 31,

  1993, 1992 and 1991, such insurance premiums were $1,178,000, $783,000 and $462,000, respectively.

       The   Company   will   adopt  FASB  Statement  of  Financial
  Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" during the first quarter of its 1994 fiscal year. Upon adoption, the cost for providing life insurance during an employee's retirement years will be accrued during the active service period of the employee. Previously unrecognized costs related to the service period already rendered (the transition obligation) will be recognized over 20 years. The annual cost of providing life insurance for retired employees, determined following Statement 106, is estimated to be $1,000,000.

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

       An Annual Employee Variable Compensation Plan, a Long-Term Management Incentive Plan, and an Executive Deferred Compensation Plan have been established by the Company to meet the competitive salary programs of other companies, and to provide a method of compensation which is based on the Company's performance.

       Under the Company's Variable Compensation Plan, all regular salaried employees are eligible to receive an annual cash bonus that is based on the employee's position, income before extraordinary items of the Company, and income or other performance criteria of the individual's operating unit. Amounts accrued under this plan for the years ended August 31, 1993, 1992 and 1991 amounted to $-0-, $10,033,000 and $-0-, respectively. Distributions under this plan are made annually after the close of each fiscal year.

       Under the Long-Term Management Incentive Plan, the Company's executive management employees are paid cash bonus amounts determined by a formula which takes into account the level of management and the average annual net income of the Company over a three-year period. The current Long-Term Management Incentive Plan ends August 31, 1996. The Company's performance did not reach a level where incentive was earned under the Long-Term Management Incentive Plan that covered the three-year period ended August 31, 1993. As a result, operations in 1993 were credited by $2,463,000 to reverse provisions for management incentive awards previously charged against operations in 1992 and 1991 ($1,171,000 and $1,292,000, respectively).

       The Company's Executive Deferred Compensation Plan permits certain employees to defer part of their salary and/or part or all of their bonus compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by the Company on any subordinated debt certificate sold during the year. Payment of an employee's account balance shall, at the employee's election, be a lump sum or in ten annual installments. At August 31, 1993 and 1992, the Company's obligations under this plan amounted to $8,240,000 and $7,649,000, respectively.


  (12) Industry Segment Information

       The Company's business is conducted within three general operating areas: cooperative farm supply operations, cooperative marketing operations, and retail and service operations. As a farm supply cooperative, the Company engages in manufacturing and wholesale distribution of input products of agricultural production. The Company's principal farm supply products are petroleum, fertilizer and agricultural chemicals, and feed.

       Petroleum products include gasoline, distillate, diesel fuel, propane, lube oils, grease and automotive parts and accessories. Products in the fertilizer and agricultural chemicals area include nitrogen, phosphate and potash fertilizers, herbicides, insecticides and other farm chemicals. Feed products include a complete line of formulated feeds. Supply products are sold primarily at wholesale to local farm cooperatives.

       Marketing operations include pork and beef processing, marketing and the distribution of fresh meat products, ham, bacon, sausage, deli meats, Italian specialty meats and boxed beef, and the marketing and storage of grain. In 1993, export sales of grain totaled $570,171,000.

       The retail and service operations include convenience fuel and food stores, farm supply stores, finance company operations and services such as accounting, financial, management, environmental and safety, and transportation. See note 2 of the notes to consolidated financial statements.

       The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable and allocated expenses. In computing operating income (loss) of industry segments none of the following items have been added or deducted: other income (deductions) or corporate expenses (included in the accompanying statements of operations as selling, general and administrative expenses), which cannot practicably be identified or allocated by industry segment. Operating income (loss) of industry segments for the years ended August 31, 1992 and 1991 have been restated for comparative purposes to include certain costs which were not identified to business segments in 1992 and 1991 but which were identified to business segments in 1993. Corporate assets include cash, investments in other cooperatives, the corporate headquarters of Farmland and certain other assets.


       Following is a summary of industry segment information as of and for the years ended August 31, 1993, 1992 and 1991:

                                         Cooperative Farm Supply        Cooperative                 Unallocated
                                                                       Marketing and      Retail,    Corporate
                                               Fertilizer &              Processing       Services   Items and
                                                Agricultural                                and    Inter-Segment
                                      Petroleum  Chemicals   Feed     Foods      Grain     Other    Eliminations  Consolidated
                                                                   (Amounts in Thousands)
  1993
  Sales to unaffiliated customers......$887,389  $884,811  $479,205  $1,412,634  $953,521  $105,380  $    -0-    $  4,722,940
  Transfers between segments...........   5,591     7,970     2,330       3,496       -0-       -0-   (19,387)            -0-
     Total sales and transfers.........$892,980  $892,781  $481,535  $1,416,130  $953,521  $105,380  $(19,387)   $  4,722,940


  Operating income (loss)
   of industry segments................$ (7,429) $ 48,981  $ 19,376  $   16,485  $    105  $   (458)             $     77,060


  Equity in loss of investees (note 4).$      2  $ (8,223) $    (35) $   (3,306)           $   (832)             $    (12,394)
  Provision for loss on disposition
   of assets (note 16)................. (20,022)   (6,155)               (3,253)                                      (29,430)
  General corporate expenses...........                                                                               (48,201)
  Other corporate income...............                                                                                13,724
  Interest expense.....................                                                                               (36,764)
  Minority interest....................                                                                                  (828)

  Income (loss) before income taxes
   and extraordinary item..............                                                                          $    (36,833)


  Identifiable assets at
   August 31, 1993.....................$308,731  $324,956  $ 94,948  $  391,152  $254,734  $ 35,986              $  1,410,507


  Investment in and
   advances to investees...............$    526  $ 72,166  $  1,572  $   18,686         -  $  3,553  $  1,606    $     98,109
  Corporate assets.....................                                                                               211,365

     Total assets......................                                                                          $  1,719,981


  Provision for depreciation
   and amortization....................$ 13,546  $ 13,843  $  4,487  $   10,807  $  2,637  $  3,369  $  9,041    $     57,730


  Capital expenditures (including
   $48,362,000 of capital assets
   of business acquired)...............$ 35,629  $ 17,972  $  6,590  $   73,561  $  1,894  $  3,613  $  7,341    $    146,600









      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                         Cooperative Farm Supply        Cooperative                Unallocated
                                                                       Marketing and    Retail,     Corporate
                                               Fertilizer &              Processing     Services    Items and
                                                Agricultural                              and     Inter-Segment
                                      Petroleum  Chemicals   Feed     Foods    Grain     Other     Eliminations  Consolidated
                                                                   (Amounts in Thousands)
  1992
  Sales to unaffiliated customers......$979,542  $897,820  $445,338  $850,103  $155,169  $101,335    $    -0-    $  3,429,307
  Transfers between segments...........   5,727     9,744     2,531     4,064       -0-       -0-     (22,066)            -0-
     Total sales and transfers.........$985,269  $907,564  $447,869  $854,167  $155,169  $101,335    $(22,066)   $  3,429,307


  Operating income (loss)
   of industry segments................$  5,758  $101,408  $ 20,204  $ 25,162  $   (726) $ (3,348)               $    148,458


  Equity in loss of investees (note 4).$    (31) $ (1,362) $     15                      $   (963)               $     (2,341)
  General corporate expenses...........                                                                               (54,528)
  Other corporate income...............                                                                                 6,880
  Interest expense.....................                                                                               (27,965)

  Income before income taxes
   and extraordinary item..............                                                                          $     70,504


  Identifiable assets at
   August 31, 1992.....................$289,021  $313,943  $ 76,300  $201,726  $173,376  $207,274                $  1,261,640


  Investment in and
   advances to investees...............$    139  $ 66,899  $  1,143  $  6,004  $  1,197  $  4,408                $     79,790
  Corporate assets.....................                                                                               184,962

     Total assets......................                                                                          $  1,526,392


  Provision for depreciation
   and amortization....................$ 12,269  $ 14,888  $  3,013  $  9,051  $    613  $  4,513    $  6,437    $     50,784


  Capital expenditures (including
   $47,977,000 of capital assets
   of business acquired)...............$ 25,089  $ 17,119  $  5,115  $ 14,862  $ 48,440  $ 11,141    $  6,165    $    127,931



                                        Cooperative Farm Supply                                Unallocated
                                                                      Cooperative   Retail,     Corporate
                                              Fertilizer &                Food     Services,    Items and
                                              Agricultural           Marketing and    and     Inter-Segment
                                  Petroleum    Chemicals      Feed     Processing    Other     Eliminations  Consolidated

                                                                 (Amounts in Thousands)
  1991
  Sales to unaffiliated customers.$1,189,210  $1,035,532   $466,258    $828,964    $118,108     $   -0-       $3,638,072
  Transfers between segments......    13,771      10,898      4,147       3,940       4,779     (37,535)             -0-

     Total sales and transfers....$1,202,981  $1,046,430   $470,405    $832,904    $122,887     (37,535)      $3,638,072


  Operating income (loss)
   of industry segments...........$  (12,963) $  117,490   $ 23,095    $ 11,380    $ (2,854)                  $  136,148


  Equity in loss of investees (note 4)                     $    (15)               $   (841)                        (856)
  General corporate expenses......                                                                               (59,704)
  Other corporate income..........                                                                                11,529
  Interest expense (note 6).......                                                                               (36,951)

  Income before income taxes
   and extraordinary item.........                                                                            $   50,166


  Identifiable assets at
   August 31, 1991................$  282,634   $ 442,271   $ 72,744    $192,582    $164,754                   $1,154,985


  Investment in and
   advances to investees..........$   68,083               $     85                $  1,220                       69,388
  Corporate assets................                                                                               144,858

     Total assets.................                                                                            $1,369,231


  Provision for depreciation
   and amortization...............$   11,401   $  22,214   $  3,005    $  7,788    $  4,079    $  7,246       $   55,733


  Capital expenditures (including
   $14,156,000 of capital
   assets of businesses acquired).$   17,302   $  26,548   $  3,639    $ 25,083    $  3,827    $  7,721       $   84,120



  (13) Significant Group Concentration of Credit Risk

       Farmland extends credit to its customers on terms no more favorable than standard terms of the industries it serves. A substantial portion of Farmland's receivables are concentrated in the agricultural industry. Collections on these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually received and management believes that adequate provisions have been made for doubtful accounts.

       Farmland maintains investments in and advances to cooperatives, cooperative banks and joint ventures from which it purchases products or services. A substantial portion of the business of these investees is dependent on the agribusiness economic sector. See note 4 of the notes to consolidated financial statements.

  (14) Disclosures About Fair Value of Financial Instruments


       Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates. Except as follows, the fair market value of the Company's financial instruments approximates its carrying value:

                                                                           August 31, 1993

                                                                         Carrying     Fair
                                                                          Amount     Value

  Financial Assets:
    Investment and long-term receivables:
      Notes receivable from investees, 20% to 50% owned..................$ 60,204   $ 58,111
      National Bank for Cooperatives.....................................  31,824       ****
      Other cooperatives:
        Equities.........................................................  22,877       ****
        Notes receivable.................................................  14,813     13,408

  Financial Liabilities:
    Long-term debt:
      Subordinated certificates of investment, capital investment
       certificates and subordinated monthly interest certificates.......$255,770   $287,168


       The  estimated  fair  value  of  notes  receivable  has   been
  determined by discounting future cash flows using a market interest rate.

       The estimated fair value of the subordinated debt certificates was calculated using the discount rate for subordinated debt certificates with similar maturities currently offered for sale.

       **** Investments in CoBank and other cooperatives' equities which have been purchased are carried at cost and securities received as patronage refunds are carried at par value, less provisions for permanent impairment. The Company believes it is not practicable to estimate the fair value of these securities because there is no established market for these securities and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the cooperatives.

  (15) Related Party Transactions

       Farmland Hydro, L.P. and Hyplains Beef, L.C. (50% owned investees) and National Beef Packing Company, L.P. (a 58% owned consolidated limited partnership) have credit agreements with various banks. Borrowings under these agreements are nonrecourse to the Company. Cash distributions by these entities to their owners are restricted by these credit agreements. In addition, Farmland advances funds and provides management and administrative services for these entities and, in certain instances, on terms less advantageous to Farmland than transactions conducted in the ordinary course of business. At August 31, 1993, Farmland's notes receivable from these entities amounted to $38,368,000.


  (16) Provision for Loss on Disposition of Assets

       The Board of Directors authorized management to proceed with negotiations to sell the Company's refinery at Coffeyville, Kansas. Based on terms of the transaction contemplated, a $20,022,000 provision for loss on the sale of the refinery has been included in the accompanying consolidated statement of operations for the year ended August 31, 1993. Accordingly, at August 31, 1993, the net carrying value of property, plant and equipment has been reduced by $17,622,000, and a liability of $2,400,000 has been recorded for completion of capital projects. The transaction is subject to certain conditions including negotiation of final definitive agreements.

       The Company entered discussions with a potential purchaser of a dragline. Based on these discussions, the Company estimates a loss of $6,155,000 from the sale. Accordingly, at August 31, 1993, the carrying value of the dragline has been written down by $6,155,000 and a provision for this loss is included in the Company's consolidated statement of operations for the year then ended.

       The carrying value of a pork processing plant at Iowa Falls, Iowa was written down by $3,253,000 to an estimated disposal value.