Form 10-K
period 1993-08-31
FARMLAND INDUSTRIES INC
filed 1994-03-18
CIK 34616

              SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                    FORM 10-K

      (Mark One)
       {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended  AUGUST 31, 1993

                        OR

       { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                Commission file number 2-60372

               Farmland Industries, Inc.
       (Exact name of registrant as specified in its charter)

  Kansas                            44-0209330
  (State or other jurisdiction of    RS Employer Identification No.)
  of incorporation or organization)

  3315 N. Oak Trafficway, Kansas City, Missouri     64116-0005
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

                      PART I


  ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

                    THE COMPANY

       Farmland  Industries,  Inc.  ("Farmland") is a regional farm
  supply and marketing cooperative.    Farmland  is  owned  by   its
  members  and only its members are eligible to vote for directors
  or for the management  or  affairs  of  Farmland.    Members   are
  entitled to receive patronage refunds distributed by Farmland from its member-sourced annual net income. See "Business and Properties -Patronage Refunds and Distribution of Net Income."

       Farmland was incorporated in Kansas in 1931. Its principal executive offices are at 3315 North Oak Trafficway, Kansas City, Missouri 64116 (telephone 816-459-6000). Unless otherwise noted, references to years are to fiscal years ended August 31.

  Membership

       Farmland's membership includes voting members and associate members. At August 31, 1993, Farmland's membership consisted of 1,557 cooperative associations of farmers and ranchers and 1,565 pork producers or associations of pork producers.


    Voting Members

       Membership requirements are determined by the Farmland Board of Directors. The current policy requirements are: 1) Membership
  is  limited  to:     (a)  farmers'  and   ranchers'   cooperative
  associations which have purchased farm supplies from or provided grain to Farmland during Farmland's two most recently completed years, and (b) producers of hogs and cattle or associations of such producers which have provided hogs or cattle to Farmland
  during  Farmland's  two  most  recent  years.   2)   Members must
  maintain  a  minimum   investment  of $1,000    in  par  value  of
  Farmland's  common  stock.   3) Cooperatives must limit voting to
  agricultural producers and conduct a majority of their business with voting producers.


    Associate Members

       Associate   membership requirements  in  Farmland  are  as
  follows: 1) Any person meeting the requirements for membership can be an associate member. 2) Associate members must maintain a minimum investment of $1,000 in par value of Farmland's associate
  member  common  stock.     3) Associations other than those owned
  100% by members,  associate  members  or  Farmland  must  conduct
  business  on a cooperative basis.   4) Hog and/or cattle feeding
  businesses must derive a majority of earned income from such feeding business and agree to provide the information Farmland
  needs to  pay  patronage  refunds  from  its    hog  and/or  cattle
  marketing operations to members or other associate members that are eligible to receive such refunds.

       Associate members have all the rights of  membership  except
  that    they  do  not  have  the  right to vote at a meeting of the shareholders.

                     BUSINESS

  General

       Farmland  and  subsidiaries (the"Company") conducts business
  primarily in two operating areas.   On  the  input  side  of   the
  agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

       Cooperative farm supply operations consists of three product divisions--fertilizer and agricultural chemicals, petroleum and
  feed.   Principal products of  the  fertilizer  and  agricultural
  chemicals division are nitrogen, phosphate and potash fertilizers and a complete line of insecticides, herbicides and mixed chemicals. Products of the petroleum division are principally refined fuels, propane, by-products of petroleum refining and a
  complete line of car, truck  and  tractor  tires,  batteries   and
  accessories.    Feed  division  products  include  swine,  beef,
  poultry, mineral and specialty feeds, feed ingredients and animal health products.

       Geographically, the Company's markets are mid-western states
  which comprise the corn belt and the wheat  belt.    The  Company
  distributes products at wholesale. Its customers are primarily local farm cooperative associations who are members and owners of Farmland. These local cooperatives distribute products primarily
  to  farmers  and  ranchers  who  utilize  the  products  in    the
  production of farm crops and livestock.

       Cooperative marketing operations include the storage and marketing of grain, processing pork and beef, and marketing fresh pork, processed pork, fresh beef and boxed beef. Hogs and grain are supplied to the Company primarily by members. Cattle are purchased from producers in the proximity of the beef plants at Liberal and Dodge City, Kansas. The Company has made arrangements to allow beef producers to become members and supply cattle to the Company on a patronage basis (similar to the arrangement with pork producers).

       A substantial portion of the Company's supply and marketing products are produced in facilities owned by the Company or
  operated by the Company under long-term lease arrangements.     No
  material  part  of  the business of any segment of the Company is
  dependent on a single customer or a few customers.   Information
  regarding  the  Company's  property and its business is presented
  below.    Financial  information  about  the    Company's  industry
  segments is presented in note 12 of the notes to consolidated financial statements.

       The  Company  competes  for  market  share   with   numerous
  participants with various levels of vertical integration, product and geographical diversification, sizes and types of operations.
  In  the  petroleum  industry,  competitors  include  major     oil
  companies,  independent  refiners, other cooperatives and product
  brokers.   The fertilizer  and  agricultural    chemicals  industry
  competitors  include   global    producers of nitrogen and phosphate
  fertilizers  (some     of  which  are cooperatives)  and  product
  importers and brokers.   The feed industry  is  comprised  of  an
  infinite  variety of competitive participants.  Approximately 60%
  of the Company's supply product sales  are  manufactured  by  the
  Company.    See  "Cooperative  Farm  Supply  Business--Petroleum,
  Fertilizer and Agricultural Chemicals and Feed" for information regarding the Company's manufacturing properties by business segment.


            COOPERATIVE FARM SUPPLY BUSINESS

  Petroleum


    Marketing

       The principal product of this business  segment is  refined
  fuels.    Approximately  69%     of  refined  product  sales in 1993
  resulted from transactions with Farmland's members.  The  balance of  the  Company's refined product sales were principally through
  retailing chains in urban  areas.    Based  on  total  volume  of
  refined fuels withdrawn at terminal storage facilities along pipelines which serve most of the Company's trade territory, the
  Company   estimates    its   market  share  in  rural     markets  is
  approximately 8%.   Other petroleum products    include  lube  oil,
  grease, by-products of petroleum refining, and a complete line of
  car,    truck  and tractor tires, batteries and accessories.  Sales of petroleum products as a percent of the Company's consolidated sales for 1993, 1992 and 1991, respectively, were 19%, 29% and 33%, respectively.

       Competitive  methods  in  the  petroleum  industry   include
  service,  product  quality and pricing.  However, in refined fuel
  markets, price competition is most dominant.     Many  participants
  in  the  industry  engage  in one or more of the market processes
  (oil     production   and   transportation,   refining,   wholesale
  distribution and  retailing).    The Company participates in the
  industry primarily as a midcontinent refiner and as a wholesale distributor of petroleum products.


    Production

       The Company owns a refinery at Coffeyville, Kansas and at Phillipsburg, Kansas. Prior to June 30, 1992 the Company owned
  approximately   30%    of   the   National   Cooperative  Refinery
  Association ("NCRA").   NCRA operates a  refinery  at  McPherson,
  Kansas  with a daily production capacity of 70,000 barrels.  As a
  30%  owner,  Farmland  was  required  to  purchase  30%  of    the
  production  of  this   refinery.    During 1992, Farmland sold its
  ownership interest in NCRA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Petroleum - Sales."

       The  refinery  at  Phillipsburg,  Kansas  operated   through
  December 1991, primarily to produce asphalt for sale under a contract. On December 31, 1991, this refinery closed. A loading
  terminal located at the  refinery  remains  in  operation.     The
  carrying   value   of  this  refinery  at  August  31,  1993   was
  approximately $3,305,000.  The Company is evaluating alternative
  uses    for  this  facility  and  cannot at this time determine the
  extent of any losses related to the closure of the refinery,   but
  does    not expect such losses to be significant.  Sales associated
  with    products  of  the   Phillipsburg   refinery   amounted  to
  approximately $20,900,000 in 1992 and approximately $72,000,000 in 1991. During the four months of 1992 in which it operated, the total barrels processed by the refinery was 871,000.

       Refinery capacity at August 31, 1993 and production volume for 1993, 1992 and 1991 are as follows:

                                 Average Daily Production
                                Based on 365 Days per Year

               Estimated              (barrels)
                Daily Capacity
       Location      August 31, 1993           1993          1992        1991

       Coffeyville  56,500 barrels of         53,000        57,000      51,000
               crude oil
             (as certified by the
            Department of Energy)

       Phillipsburg 26,400 barrels of         N/A           N/A          8,000
              crude oil per day

       The Coffeyville refinery produced 20 million barrels of motor fuels and heating fuels in 1993, 23 million barrels in
  1992, and 21 million barrels     in  1991.    Approximately  77%  of
  petroleum product sales in 1993 represented products produced at this location.

       As a result of regulations by the Environmental Protection Agency, sulfur levels must be reduced in diesel fuels sold after
  September 30, 1993.     To  comply  with  these  regulations,  the
  Company   has   planned  capital  improvements  of  approximately
  $44,000,000 of which $31,451,000 has been expended at August 31, 1993.


    Raw Materials

       Farmland's refinery at Coffeyville, Kansas is designed to process high quality crude oil with low sulfur content ("sweet crude"). Competition for sweet crude and declining production in proximity of the refinery has increased its cost of raw material
  relative to such cost for coastal refineries    with  the  capacity
  for  processing  and   access    to lower quality crude grades.     The
  Company's pipeline gathering system collects approximately 25% to
  30% of its crude oil supplies from producers near its refineries.
  Additional  supplies   are  acquired  from  diversified   sources.

  Modifications  to  the  Coffeyville  refinery  which increase its
  capability to efficiently process crude  oil    streams  containing
  greater  amounts  of   lower  quality crude are continuing.    The
  Company  has entered  negotiations with a potential purchaser of
  this refinery.    See  note  16  of  the  notes  to  consolidated
  financial statements.

       Crude oil is purchased approximately 45 to 60 days in advance of the time the related refined products are marketed. Prior to March 1, 1991, hedging procedures were utilized to reduce certain risks of holding inventory. On March 1, 1991, the Company suspended its practice of hedging its petroleum
  inventories.   See  "Management's  Discussion  and  Analysis  of
  Financial Condition and Results of Operations - Results of Operations - Petroleum - Operating Profit." The hedging of fixed crude oil advance purchase contracts and fixed price refined products advance sales contracts has been continued.

       During periods of volatile crude oil price changes or in extremely short crude supply conditions, the Company's petroleum operations could be affected to a greater extent than petroleum operations of more vertically integrated competitors with crude
  oil supplies available from owned producing reserves.    In  past
  periods   of relatively  severe  crude  oil     shortages,  various
  governmental regulations such as price controls and mandatory crude oil allocating programs have been implemented to spread the
  adversity  among  all  industry  participants.    There can be no
  assurance as to what, if any, government action would be taken in the event a crude oil shortage developed.

  Fertilizer and Agricultural Chemicals


    Marketing

       Products of the Company's fertilizer and agricultural chemicals division include nitrogen-, phosphate- and potash-based fertilizers, and a complete line of insecticides, herbicides and mixed chemicals. Sales of this business segment as a percent of consolidated sales for 1993, 1992 and 1991 were 19%, 26% and 29%, respectively.

       Competition in the fertilizer industry is dominated by price
  considerations.      The  industry's  participants  include  many
  domestic  producers  with  substantial   manufacturing   capacity
  including  other  cooperatives,  major  petroleum  companies with
  chemical  divisions,   and  integrated  chemical  companies.    In
  addition,  there  are  a  number of import brokers with access to
  products manufactured in countries with lower  cost  natural   gas
  supplies (the principal raw material in nitrogen-based fertilizer products). In certain cases, foreign producers of fertilizer for export to the U.S. may be subsidized by their governments.

       In addition to price competition, demand for fertilizer is seasonal. During periods of peak demand, product distribution and rapid delivery service are significant competitive factors.
  Therefore, a significant seasonal  investment  in  inventory   and
  capital  investment  in  storage  and  distribution facilities is
  required  to support  manufacturing   operations.    The  Company
  maintains  fertilizer  custom  blending, storage and distribution
  facilities at 15 locations throughout its trade territory.     The
  Company's sales of fertilizer and agricultural chemicals are primarily at wholesale to local cooperative associations (the
  members,  owners  and  customers  of Farmland).   In view of this
  supplier/customer relationship, management believes that, with respect to such customers, the Company has a slight competitive advantage.


    Production

       The Company is a  manufacturer  of  nitrogen  and  phosphate
  fertilizer  products.    Based  on total production capacity, the
  Company is one of the largest producers of anhydrous ammonia fertilizer in the U.S. Nitrogen-based fertilizers are produced at four anhydrous ammonia plants, four urea ammonium nitrate plants, and two urea plants which the Company owns and operates. Three other anhydrous ammonia plants are operated by the Company
  under  long-term  lease arrangements.   Phosphate fertilizers are
  produced in one plant which is owned and operated by the Company and in two plants owned by ventures in which the Company has a
  50% ownership  interest.    In  addition,  several   custom    dry
  blending and liquid fertilizer mixing facilities are operated on sites located throughout the Company's trade territory.

       Nitrogen fertilizer production information is as follows:


                Estimated Annual Capacity
                 Anhydrous Ammonia
                  August 31, 1993         Actual Annual Production
     Plant Location (based on 345 days per year)**       Anhydrous Ammonia
                    (tons)   1993        1992          1991
                                        (tons)

     Lawrence              450,000         375,000     450,000      367,000

     Dodge City            259,000         241,000     254,000      259,000

     Fort Dodge            242,000         232,000     240,000      231,000

     Beatrice              250,000         243,000     250,000      245,000

     Enid (2 plants)*    1,017,000         969,000   1,017,000    1,001,000

     Pollock*              500,000         490,000     501,000      501,000

      *  Indicates leased plants
     ** The capacities in the table above represent current instant capacity which has increased due to efficiency and capacity improvements.




       Synthetic anhydrous ammonia is the basic component of all commercially produced nitrogen fertilizers. Nitrogen fertilizer is  a  necessary  plant  nutrient  to supply the protein building
  blocks for all  life   forms.      More    than  95%  of  the  world's
  synthetic anhydrous ammonia is produced using natural gas as the major raw material.

       Natural gas containing more than 90% methane is reformed  in
  a  high  temperature   catalytic  process  to produce hydrogen and
  carbon oxides.  The process uses high temperature steam  as  part
  of   the  reaction.     Modern  processes  utilize  high  pressure
  reforming to reduce the overall energy required in the process. The hot gases from the reformer are introduced into a catalytic
  chamber where air has  been  compressed  and    injected  into the
  stream.    In  this  vessel,     the oxygen from the air is consumed
  completing the methane reformation and further oxidation  of   the
  carbon oxides toward carbon dioxide. The hot mixture is used to generate steam for the process and for motive power of the more than 25,000 horse power of compression required to move the gases through the process to the ammonia synthesis reactor. The carbon oxides are further reacted with steam to produce carbon dioxide. The resulting mixture of carbon dioxide, hydrogen, and nitrogen is refined in the carbon dioxide removal system.

       With the carbon dioxide removed, the gas stream containing three parts of hydrogen and one part of nitrogen is further refined by converting any residual carbon oxides to methane and
  compressed to synthesis pressure of approximately 2,000 psi.   The
  synthesis  reactor  is  a  recycle   operation   which   converts
  approximately 10% of the reactants per pass through the reactor. The resulting anhydrous ammonia is removed by refrigeration.
  With    the ammonia removed, the gases are recompressed for another pass through the synthesis reactor. The ammonia from the process is stored in refrigerated containers at atmospheric pressure or under pressure at ambient temperatures.

       The ammonia is usable as a nitrogen fertilizer directly injected into soils or can be a raw material for the production
  of  other  forms  of   nitrogen fertilizer.   Ammonia contains 82%
  nitrogen by weight.

       The most available form of  commercial  fertilizer  produced
  from    ammonia  raw  materials  is urea.   Urea is produced by the
  reaction of ammonia with carbon  dioxide.    The  reaction  takes
  place  at  high pressure and is removed from the reaction mixture
  as an intermediate which decomposes to urea  and  ammonia.     The
  urea    is  concentrated  in  evaporators  and  either    prilled  or
  granulated for use as a 46% form of nitrogen fertilizer. Urea is also used as a blend stock in the production of urea ammonium nitrate solutions containing 28-32% nitrogen.

       Ammonia as a raw material can be oxidized with air in a catalytic bed to produce nitric acid which is further reacted
  with    more ammonia to produce ammonium nitrate.  Ammonium nitrate is concentrated through evaporation and prilled or granulated  to
  produce  a  solid product containing 34% nitrogen by weight.   The
  ammonium nitrate is also a blend  stock  for    the  urea  ammonium
  nitrate solutions already mentioned.

       Ammonia as  the  raw  material   is  used  in a reactor with
  phosphoric  acid   to   produce   monoammonium   and  diammonium
  phosphates.   These    products  contain  11%   or  18% nitrogen by
  weight.

       Production of urea, ammonium nitrate, urea ammonium nitrate solutions, and other nitrogen fertilizer products from anhydrous
  ammonia (as a raw  material)     for  1993,  1992  and  1991  is  as
  follows:

                           Actual Annual Production

         Location             1993       1992       1991
                                 (tons)

         Lawrence           661,000       691,000     640,000

         Enid               473,000       452,000     389,000

         Dodge City         241,000       217,000     218,000

         Beatrice           166,000       177,000     184,000

       Prior to November 15, 1991, the Company owned and operated a
  phosphate   chemical    plant     located  in  Green  Bay,  Florida.
  Effective November 15, 1991, Farmland and Norsk Hydro a.s. ("Hydro") formed Farmland Hydro, Limited Partnership ("Farmland Hydro, L.P.") to manufacture phosphate fertilizer products for
  distribution  to   international  markets.   Pursuant  to the
  agreements, Farmland sold  a     50%  interest  in  its   Green  Bay,
  Florida phosphate fertilizer plant and certain phosphate rock reserves located in Hardee County, Florida to Hydro for an amount approximately equal to Farmland's carrying value in those assets. Subsequent to this sale, Farmland and Hydro each contributed their  respective interests in the assets to Farmland Hydro, L.P.
  for a 50%-ownership  interest  in  this  partnership.    Farmland
  provides  management   and  administrative  services  to the joint
  venture and Hydro provides marketing services under  a  marketing
  agreement  with  Farmland  Hydro,  L.P.    The Company's sales of
  products of  the  Green  Bay     assets    amounted  to  approximately
  $65,137,000  during the two and one-half months prior to November
  15, 1991 and $211,000,000  in  fiscal  year     1991.      The  plant
  produces   phosphoric   acid     products  (super  acid,  diammonium
  phosphate and monoammonium phosphate) with annual phosphoric acid production capacity of 752,000 tons.

       The phosphate rock required to operate the  phosphate  plant
  at  Green  Bay,  Florida  is     presently  purchased  from  outside
  suppliers and adequate supplies of sulfur are  available  at   the
  plant  from  several   producers.    Farmland owns land in Florida
  which contains an estimated 40 million tons  of  phosphate  rock.
  In  addition,  Farmland  Hydro,  L.P.  owns land in Florida which
  contains an estimated 40 million tons of phosphate rock.    Plans
  for  development  of   these reserves have not been established in
  view of the availability of adequate supplies of phosphate rock from alternative sources.

       Farmland and J.R. Simplot Company ("Simplot") formed a joint venture to own and operate a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming, and a 96-mile pipeline connecting the mine to the plant. The venture completed a purchase of these assets in April 1992. The plant produces monoammonium phosphate (MAP) and super acid
  (P2O5)  with annual production capacities of 275,000 and 145,000
  tons, respectively.  Under the venture  agreement,  Farmland   and
  Simplot purchase the production of the venture in proportion to their ownership.

       As a result of arrangements  with  Hydro  and  Simplot,   the
  Company  increased its ownership interest in phosphate production
  facilities  located  in  its     trade  territory  and  reduced     its
  ownership interest in phosphate production facilities located in Florida.


       The Company owns  a  phosphate  chemical  plant located  in
  Joplin,  Missouri.     Production  capacity at August 31, 1993 and
  production for 1993, 1992 and 1991 at this plant are as follows:


                                     Actual Annual Production

               Estimated Annual Capacity
       Location          August 31, 1993          1993  1992          1991

                                        (tons)


       Joplin            150,000 tons of         72,000     88,000       96,000
                   ammonium phosphate

                    160,000 tons of             141,000    129,000      119,000
                  feed grade phosphate


       The  plant  at  Joplin,     Missouri  produces  fertilizer      by
  reacting anhydrous ammonia with phosphoric acid and sulfuric acid in  a reactor pipe.  The reaction produces ammonium phosphate and
  ammonium sulfate  which  are     combined  in  varying  ratios  with
  muriate of potash to produce 13 different fertilizer grades.   The
  ingredients  are  granulated     in  a  drum  granulator,  dried and
  screened  before  transfer  to  product  storage.    Other  minor
  nutrients,  such  as   zinc,  iron  or  manganese, can be added to
  formulations if desired.

       Feed grade phosphate is produced in a granulation process using a blunger (a dual shaft mixer) to mix, granulate and
  promote  reaction  of  the  limestone  and  phosphoric  acid   raw
  materials.   Granulated  material  passes  from the blunger to a
  dryer and  is  finally  screened  before  it    is  transferred  to
  storage.   The mixing and drying process is continuous.  Granules
  continue  to recycle through this process until obtaining proper
  size and then pass to storage.    Two  feed  grade  products   are
  produced - monocalcium phosphate and dicalcium phosphate.


    Raw Materials

       Natural gas,  the  largest  single  component  of  nitrogen
  fertilizer production, is purchased  directly  from  natural   gas
  producers.   Natural gas purchase contracts are generally market
  sensitive and contract prices change  as  the  market  price   for
  natural gas changes. The Company's management believes that the flexible pricing attributes of its gas supply contracts, without relinquishing rights to long-term supplies, are essential to its competitive position. During 1993, natural gas prices increased
  substantially   and  had  an     adverse  impact  on  the  Company's
  operating results.  See "Management's Discussion and Analysis  of
  Financial  Condition   and  Results of Operations - Fertilizer and
  Agricultural Chemicals  -  Operating  Profit."     The   Company
  initiated a hedging program utilizing natural gas futures and options to reduce risks of market price volatility.

       Natural gas is delivered to the Company's  facilities  under
  pipeline   transportation  delivery  contracts  which  have  been
  negotiated with each plant's delivering pipeline.  Transportation
  delivery contracts, for  the     most  part,  are  interruptible  as
  defined   by the  Federal  Energy  Regulatory  Commission.      No
  significant nitrogen   production  has  been  lost,  and  none  is
  anticipated, because of curtailments in transportation.

  Feed

       Products in the Company's feed line include swine, beef, poultry, dairy, mineral and specialty feeds, feed ingredients, and animal health products.


       Sales   of   products   of   this   business   segment  were
  approximately 10%, 13% and 13%  of  consolidated  sales  for   the
  years  1993, 1992  and 1991, respectively.  Approximately 46% of the Company's feed sales in 1993 was produced  in  the  Company's
  feed    mills.      The  Company operates  feed mixing plants at 19
  locations throughout its territory, an animal protein and  premix
  plant  located  in  Eagle  Grove,  Iowa  and    a pet food plant in
  Muncie, Kansas.



       Feed production is as follows:
                                               Actual Annual Production

                   Estimated Annual Capacity
   Location             August 31, 1993        1993       1992     1991
                        (tons)                  (tons)

   22 feed mills (combined)  1,580,000     1,030,000    954,000      921,000



       In addition, the Company's feed operations include placement
  of   Company-owned   feeder pigs   with  individuals  who  have
  contractual arrangements with the Company to feed pigs on  a   fee
  basis until weight gain is finished.  During 1993, 1992 and 1991,
  approximately   113,000   pigs,  46,300  pigs  and  48,000  pigs,
  respectively, were finished under this  program.    The  finished
  pigs were sold to Farmland Foods, Inc. ("Foods") for processing.

       The  Company  and  Yuma Farmers Mill and Mercantile, a local cooperative association, formed a  joint  venture  for  finishing
  feeder  pigs at  Yuma,  Colorado.     The  venture  constructed a
  farrowing facility which was completed in February  1993.    This
  facility  increased  finishing  capacity to approximately 130,000 head annually.  The Company owns a 72% interest in  this  venture operation.

       During  1992,  the  Company  began  leasing  a  facility for
  production of quality swine breeding stock.     These  animals are
  placed   with  farrowers  under  contractual    arrangements.   In
  addition,  the  Company  purchases  swine  breeding  stock     for
  placement with such farrowers.

       The Company conducts research in genetic selection, breeding animal  health and nutrition services.  Through local cooperative associations of farmers and ranchers, the Company participates in
  livestock  and   hog    services   designed   to   produce   lean,
  feed-efficient  animals  and help livestock producers select feed formulations which maximize weight gain.


    COOPERATIVE PROCESSING AND MARKETING BUSINESS AND PROPERTIES

  Pork Processing and Marketing


    Production

       The Company's food processing and marketing  operations  are conducted  through a 99%-owned subsidiary, Foods.  Foods operates eight food processing facilities.  Meat processing facilities  at
  Springfield, Massachusetts, Carey,    Ohio,  and New Riegel, Ohio



  were    purchased  by  Foods  on  April  1,  1991.    Italian-style
  specialty  meats are produced at the Springfield facility and ham products are processed at the two Ohio facilities.  A facility at
  Wichita,  Kansas  processes pork into fresh sausage, and pork and
  beef into hot dogs, dry sausage and  other  luncheon meats.      A
  facility  at San  Leandro, California was closed on September 1,
  1993.  A facility in Denison, Iowa and  one  in  Crete,  Nebraska function  as pork abattoirs and have additional capabilities for processing pork into bacon, ham and smoked meats.  An  additional facility  at Monmouth,  Illinois  was  purchased on February 15,
  1993.  These facilities also process fresh pork into primal  cuts for additional processing into fabricated meats which are sold to commercial  users  and  to  retail  grocery  chains, as  well as
  case-ready and label-branded cuts for retail distribution.     The
  eighth  plant  located  in Carroll, Iowa is primarily a packaging
  facility for canned or cook-in-bag products.    A previously closed
  pork processing plant at Iowa Falls, Iowa is currently  held   for
  sale.

       Plant capacities at August 31, 1993 and production for 1993, 1992 and 1991 are as follows:



                                   Average Weekly Production

               Estimated Weekly Capacity
       Location       August 31, 1993       1993      1992  1991

                     (pounds)               (pounds)

       Wichita           1,100,000        1,514,000 1,618,000    1,315,000
                     on a one-shift basis

       San Leandro**       300,000          243,000   269,000      297,000
               on a one-shift basis

       Carroll             692,000        1,204,000*1,131,000*     835,000*
               on a one-shift basis

       * All ham products were produced on 2 shifts during 1993, 1992 and 1991.
       ** Closed September 1, 1993



                                                 Average Weekly Production

                    Estimated Weekly Capacity
       Location          August 31, 1993            1993     1992      1991


       Denison       37,500 head slaughtered      37,000    39,000    38,000
                     on a one-shift basis

       Crete         45,000 head slaughtered      45,000    47,000    42,000
                     on a one-shift basis

       The plant located at Springfield, Massachusetts has an annual capacity on a one-shift basis of 400,000 pounds per week.

  Average weekly production in 1993 was 666,000 pounds compared to 560,000 pounds during 1992.

       The  plants  located  at  Carey,  Ohio  and New Riegel, Ohio
  de-bone and process ham products.   Annual capacity  of  the   two
  plants  on a one-shift basis is 260,000 pounds per week.  Average weekly production during 1993 was 231,000  pounds  compared  with
  220,000 pounds during 1992.

       The  plant  located  at     Monmouth, Illinois has an estimated
  weekly capacity of 26,000 head slaughtered on a one-shift  basis.
  Average   weekly  production     during    the  28  weeks of  Company
  operation during 1993 was 25,000 head.


    Marketing

       The  Company's  pork  marketing  operations   include   meat
  processing,  primarily  pork,  and marketing.   Products marketed
  include fresh pork, fabricated pork, smoked  meats,  ham,  bacon,
  fresh   sausage,   dry  sausage,  hot  dogs,    and  packing  house
  by-products. These products are marketed under  Farmland,  Maple
  River,  Marco  Polo,   Carando,  Regal,  and  other  brand  names.
  Product distribution is through national and regional retail food
  chains, food service   accounts,  distributors  and  international
  marketing activities.

       Pork  marketing   is  a highly competitive industry with many
  suppliers of live hogs, fresh pork and processed  pork  products.
  Other  meat  products such as beef, poultry and fish also compete
  directly with pork products.     Competitive methods in this segment
  include  price,  product  quality,  product  differentiation   and
  customer service.

  Beef Processing and Marketing


    Production

       The  Company's  beef processing and marketing operations are conducted through two ventures.  National Beef  Packing  Company,
  L.P.,  formed in April 1993, is located in Liberal, Kansas and is
  58%-owned by Farmland.  Hyplains Beef, L.C., formed in July 1992, is located in Dodge City, Kansas and is  50%-owned  by  Farmland.
  These facilities function as beef abattoirs and have capabilities
  for  processing  fresh  beef     into  primal  cuts  for  additional
  processing into fabricated or boxed beef.  As of August 31, 1993, the two plants had an estimated daily capacity  of  7,000  cattle and had operated during the year at 92% of capacity.


    Marketing

       Products  in  the  Company's  beef  processing and marketing
  operations include fresh  beef,  boxed  beef    and  packing  house
  by-products.   Product  distribution  is  through  national    and
  regional retail and food service customers.      There    is  also  a
  limited amount of international product distribution.


       Beef  marketing   is  a highly competitive industry with many
  suppliers of live cattle, fresh beef and processed beef.    Other
  meat    products  such as  pork,  poultry  and  fish  also compete
  directly  with  beef   products.    Competitive  methods  in  this
  industry include price, product quality and customer service.

  Grain Marketing

       Effective  June 30, 1992, the Company acquired substantially all the business and assets of Union Equity Co-Operative Exchange
  ("Union Equity").  The Company conducts the grain  marketing  and
  storage  operations,   previously conducted by Union Equity, using
  the Union Equity name.

       The Company markets wheat, milo, corn, soybeans, barley   and
  oats,  with  wheat  constituting  the  majority  of the marketing
  business.  The Company purchases grain  from    members,  associate
  members  and nonmembers  located  in  the midwestern part of the
  United States.  Once the grain is purchased, the Company  assumes
  all  risks  related  to  selling  such  grain.   Since grain is a
  commodity, pricing of grain in the United States  is principally conducted through bids based on the commodity futures markets.

       In  1993, approximately 60% of grain revenues have been from
  export sales.   The five largest  purchases  in  terms  of  total
  revenues  from  grain  operations  were Mexico (9%), Jordan (7%),
  India (6%), China (6%) and Egypt (4%).  In 1992 and 1991,  export
  sales  or  sales  to   domestic customers for export accounted for
  approximately  55%  and  61%,  respectively,    of  Union  Equity's
  consolidated revenues.   The Commonwealth of Independent States,
  formerly the Soviet Union ("Commonwealth States"), Mexico,  China
  and  Israel  had  historically represented Union Equity's largest foreign markets, but such may have varied from year to year.

       A majority  of  the  grain  export  sales  are  under  price subsidies  or credit arrangements guaranteed by the United States
  Government, primarily through programs administered by the United
  States Department of Agriculture ("USDA").  If the United  States
  limits its credit guarantees or subsidies to foreign countries or otherwise  limits  grain  sales  to foreign countries, such would
  have    a  material  adverse  effect  on  operations.   Since   a
  substantial  amount  of  grain revenues are related to the export
  markets,  export-related  sales  are  subject  to   international
  political   upheavals  and  changes  in  other  countries'  trade
  policies which are not within the control of the United States or the Company. Foreign sales of grain are required to be  paid  in
  U.S. Dollars.


    Storage of Grain

       By law or regulations, the Company is required to accept for storage  in  its grain elevators grain suitable for storage owned
  by others.   The Company's  charges  for  storage,  loading,  and
  unloading,   and   inspection  of  grain  are  based on  tariffs
  established by the Company, within guidelines set  forth  by   the
  USDA.








       Storage revenue accounted for approximately one percent (1%)
  of  the  Company's  grain  revenues  in  1993 and 1992.   Storage
  revenues in recent years have declined in part due to changes  in
  farm    policies  of  the United States from encouraging farmers to grow more product and, as a result, forcing farmers to store more grain,  to  encouraging  farmers to grow only that which could be
  sold by planting less acres.      It has become the  United  States
  Government's policy to subsidize grain sales to foreign countries rather than to support grain prices and pay for storage.


    Seasonal and Business Fluctuations

       Grain  purchases are typically the greatest during the third
  and  fourth  quarters  of  each  calendar  year,   resulting    in
  substantial  working   capital  requirements  in  order  to  carry
  increased inventories of grain during such  periods.   As  grain
  inventories  are  sold, working capital requirements are reduced.
  The Company purchases a majority of its grain from  its  members, associate  members,  and other grain companies (not directly from grain producers).


    Property


    The Company owns or  leases  fifteen  (15)  inland  terminal elevators  and  one  (1)  export  elevator  with a total licensed
  capacity of approximately 157,883,000  bushels  of  grain.     The
  location, type, number and aggregate licensed capacity in bushels of the elevators at August 31, 1993 are as follows:


                                             Aggregate
          Location          Type         Number         Capacity


       Commerce City, Colorado  Inland       1         3,234,000
       Fairfax, Kansas          Inland       1        10,047,000
       Hutchinson, Kansas       Inland       3        25,268,000
       Topeka, Kansas           Inland       1        12,055,000
       Wichita, Kansas          Inland       1        10,503,000
       Lincoln, Nebraska        Inland       1         5,099,000
       Omaha, Nebraska          Inland       1           850,000
       Enid, Oklahoma           Inland       4        50,300,000
       Saginaw, Texas           Inland       2        37,274,000
       Galveston, Texas         Export       1         3,253,000


       The   reduction    in   storage  of  grain  has  resulted  in
  substantial  under-utilization  of   the   Company's   elevators.
  Several  of the above elevators are substantially under-utilized.
  Six (6) of these elevators  were  closed  at    the  date  Farmland
  purchased  Union  Equity  and have remained closed through August
  31, 1993.   The six  (6)  elevators  that  were  closed  have  an
  aggregate  licensed  bushel  capacity  of  58,030,000 bushels and include two elevators at  Hutchinson,  Kansas;  one  at  Wichita,
  Kansas;  two at  Enid, Oklahoma; and one at Saginaw, Texas.    The
  elevator at Commerce City, Colorado has been    leased    to  another
  operator.

       In  May 1993,  the  Company sold an export elevator at Deer
  Park, Texas.  The  export  elevator   had  a    licensed  aggregate
  capacity of 8,583,000 bushels.

  RETAIL AND SERVICES OPERATIONS

       The  Company  operates  eight  retail  farm supply stores in rural areas which are not serviced by local  cooperative  members
  of  Farmland.    The stores serve as distribution points for farm
  supply products and provide farm services such as custom blending and delivery of fertilizer, custom animal feed blending and grain storage.

       Beginning in 1988, the Company's operations were extended to
  include  retail  marketing  operations.    Retailing  activities
  include   distribution  of  petroleum  products  through  Company
  operated convenience food and fuel stores using the Ampride name.
  At August 31, 1992,  Farmland  owned  and  operated  six  stores.
  Based  on  the operations of these stores, the Company decided to
  terminate its Ampride  operations.    At  August  31,  1993,   two
  Ampride stores remain in operation.

       Prior  to August 31, 1993, the Company's operations included
  financial services of two finance  companies:    The Cooperative
  Finance Association, Inc. ("CFA") and Farmland Financial Services
  Company ("FFSC").  CFA provides inventory, operating and facility
  loans,  primarily  to  local     cooperative members of Farmland and
  FFSC provides a credit source for  agricultural  producers.     At
  August 30, 1993 Farmland reduced its ownership interest in CFA to
  49%.      In  addition,  CFA purchased the assets and operations of
  FFSC.  CFA has proposed a recapitalization plan which limits   the
  voting  rights  of  any owner (including Farmland) to 20% or less regardless of the number of voting shares held.  Accordingly, CFA is not a subsidiary of Farmland at August 31, 1993  and  Farmland is no longer engaged in commercial lending operations.

       PATRONAGE REFUNDS AND DISTRIBUTION OF NET INCOME

       For purposes of this section, annual net income means net income of Farmland determined in accordance with federal income tax regulations. For this purpose, the term "member," means any member, associate member or any other person with which Farmland is a party to a currently effective patronage refund agreement.

       Farmland operates on a cooperative basis.  As a cooperative,
  Farmland  distributes  to  its members (its owners and customers)
  all or part of its annual net income.    Such  distributions   are
  referred  to as patronage refunds.  The total amount of patronage refunds distributed to members is  the  sum  of  the amounts  of
  annual   net income    of  Farmland's  separate  patronage  refund
  allocation  units  which  is     identified  to transactions   with
  members.    Each  member's portion of the patronage refund is the
  amount of the total patronage refund identified  to  transactions with the member.  The amount of patronage refunds payable for any
  year    may  be  reduced,  but not below zero:  1) to the extent of member-sourced loss carryforwards from transactions with  members
  during   previous   years;  and,  2) if  immediately after  such
  patronage  refund  distribution  the  balance   of   consolidated
  retained  earnings (defined for this purpose as the sum of earned surplus and unallocated equity) would be less than 30% of the sum of the prior year-end  balance  of  common  stock  and  associate member  common  stock,  capital  credits,  nonmember capital, and patronage refunds for reinvestment (the portion of the  patronage refund payable in common stock, associate member common stock, or
  other  forms of  equity  credits,  if  any,     which  the Board of
  Directors may have approved as a form for  payment  of  patronage
  refunds).    In  such case, patronage refunds shall be reduced by
  the lesser of 15% or an amount necessary to increase the  balance of the retained earnings account to the required 30%.  The amount by  which  the  patronage  refund  is so reduced is treated as if generated from transactions with patrons not eligible to  receive patronage refunds and is subject to income taxes.

       The  Internal  Revenue  Code  allows a cooperative to deduct
  from its  otherwise  taxable     income    the  total  amount  of   the
  patronage refunds distributed, provided at least 20% of the total patronage refund is distributed in cash.

       Net income generated by Farmland on transactions with patrons not eligible to receive patronage refunds and extraneous income (income from sources unrelated to the type of transactions conducted by the cooperative with its members) is subject to income taxes computed on the same basis as such tax is computed on the income of other taxable corporations.

       Farmland's   annual  patronage  refund,  and  each  members'
  portion thereof, is distributed to members as soon  as  practical after the end of each fiscal year.  For the year ended August 31,
  1993, Farmland incurred a loss and no patronage refund was paid.

       Generally, a portion of the patronage refund is paid in cash and the balance (the "invested portion") is paid with Farmland common stock, associate member common stock or capital credits.
  The invested portion of the patronage refund is determined annually by Farmland's Board of Directors.

       Farmland has established a base capital.   The objective  of
  the  base  capital  plan  is to achieve an equitable relationship between the dollar amount  of  business  a  member  or  associate member  of Farmland (a "Participant") transacts with Farmland and
  the par value of Farmland equity  which  the    Participant  should
  hold (the Participant's "Base Capital Requirement").  This plan:

  1) provides that the relationship between the actual investment in Farmland equity and the Base Capital Requirement of a Participant shall influence the cash portion of any patronage refund paid to the Participant, and;

  2) provides a method for redemption by Farmland of its equities held by a Participant who has an investment in Farmland



      equity   which   exceeds      the   Participant's  Base  Capital
      Requirement.

       The Base Capital Requirement of the base capital plan shall be determined annually by the Farmland Board of Directors.

       The Farmland patronage refund for 1992 was $17.4 million and was paid 100% in cash.  Additional cash payments of $6.7  million
  were    made under the base capital plan for redemption of equities held by Participants.

       In 1991,  the  Board  of  Directors  determined that  $14.4
  million  (an amount    equal  to  50% of Farmland's 1991 patronage
  refund) would be distributed in cash to Participants and  patrons
  entitled  to receive  patronage  refunds.   Of such cash amount,
  $12.1 million represented payment of the cash portion of the 1991 patronage refunds payable and $2.3  million  was  distributed  to
  redeem  equities  of   Participants  whose  investment in Farmland
  exceeded their Base Capital Requirement.  The reinvested  portion of the Farmland 1991 patronage refund was $16.7 million.

       Farmland's  patronage refunds distributed in cash and equity
  from patronage-sourced income of the years ended 1993,  1992   and
  1991 are as follows:

                 Cash Portion      Invested Portion    Total Patronage
                of Patronage Refund  of Patronage Refund         Refund

                           (Amounts in thousands)

         1993       $    -0-       $    -0-      $   -0-

         1992       $ 17,449       $    -0-      $ 17,449

         1991       $ 12,101       $ 16,740      $ 28,841


       See  "Management's  Discussion  and  Analysis  of  Financial
  Condition and Results of Operations"  for  a  discussion  of  the
  reasons   for   changes   in      income  before  income  taxes     and
  extraordinary item for 1992, 1991 and 1990.

       Foods is a marketing cooperative which distributes patronage refunds to Farmland based on its annual net income multiplied  by the  percentage that Foods' purchases of meat from Farmland is to its total meat purchases.  The refund Foods pays Farmland becomes
  part    of  Farmland's  income  and  is  distributed  as  part   of
  Farmland's patronage refund payments as previously discussed.

       In  1993  and  1992, Foods distributed a patronage refund of
  $2.5 million and $3.7 million, respectively, to Farmland.   Foods
  had  a  patronage loss in 1990 that was retained and then applied
  to offset patronage  refunds     otherwise  payable  from  its  1991
  annual net income.

       Under the Bylaws of Farmland, its Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced portion of losses. The Board of Directors may, among other things,  (1)  determine  that  such losses shall be retained and recovered through offset against net income  of  subsequent years; or (2) may at any time determine to apply  such  losses to its members by offsetting such apportioned losses against, and cancellation of, patronage  equities  (common stock,  associate  member  common stock, or other forms of equity
  credits) which, in prior  years,  had  been  distributed  as   the
  invested  portion  of  patronage  refunds. The  1993  net loss attributable to transactions with members will be carried forward and available to  reduce  net  member-sourced  income  in  future years.

  OTHER MATTERS

  Research

       The  Company  operates  a research and development farm near
  Bonner Springs, Kansas where many aspects of animal nutrition are studied. The research is directed toward improving the nutrition and feeding practices of livestock and pets.

       During 1992,  the  Company  commenced  research related  to production  of  tilapia  in a climate-controlled environment, and research related to commercialization of a wheat processing plant to produce wheat gluten as a replacement source for raw  material
  used    in  certain consumer products.     Research activities related
  to  production  of  tilapia  indicate  that  further  study     is
  necessary.   Accordingly,  this research activity is continuing.
  Study  in  the  wheat  gluten  processing  is  being  continued.
  However,  technology   for  an  economically viable plant has been
  developed.  Farmland has proposed formation of  a  joint  venture
  with    local  cooperatives  to  build     a wheat processing plant in
  Russell, Kansas that   will  process  approximately  4.25  million
  bushels of wheat a year.

       Expenditures   related to  Company-sponsored  product     and
  process  improvements  amounted  to  $3,303,000,  $3,338,000   and
  $3,269,000 for the years ended 1993, 1992 and 1991, respectively.

  Capital Expenditures

       The  Company  plans  capital  expenditures  of approximately
  $152.5 million during its two fiscal years ending August 31, 1994 and 1995.

       Capital expenditures  of  approximately    $55.8  million are
  planned  for the  fertilizer and agricultural chemicals business segment.  A new urea ammonium nitrate ("UAN") facility is planned
  at the Fort  Dodge,  Iowa  anhydrous  ammonia  plant.    The   new
  facility is expected to cost approximately $25.0 million of which
  $15.0  million  is  to be expended in fiscal 1995.  This facility will upgrade anhydrous ammonia to produce  approximately  115,000
  tons    of  UAN  per  year.    A  UAN plant at the Lawrence, Kansas
  facility  is being  expanded.     This   expansion   will   cost
  approximately  $11.1   million  of which an estimated $2.9 million
  will be expended in fiscal 1994 to complete the  project.    This
  expansion  will  increase  UAN  capacity by approximately 128,000
  tons per year.    In   addition,  capital  expenditures  of  $27.9







  million   are  planned  for  operating  efficiency  improvements,
  necessities and replacements, and $10.0 million for environmental and safety issues, predominantly at nitrogen fertilizer plants.

       Capital expenditures  in  the  feed  business  segment    are
  estimated to be $14.4 million and include $11.5  million  at   the
  feed    mills  and $2.9 million at livestock production facilities.
  These expenditures  are  for     increased  efficiencies,  operating
  necessities and replacements.

       Based  on  discussions  with  a  potential  purchaser of the
  Company's refinery at Coffeyville, Kansas (see  note  16  of  the notes to consolidated financial statements), capital expenditures
  in  the  petroleum  business     segment  are  expected   to  be $2.6
  million.   These expenditures  are  primarily  for  environmental
  modifications.

       Capital expenditures  of  approximately  $30.8  million are
  planned in the food marketing business segment.  Capacity at   the
  Wichita,  Kansas  processed  meat  plant  is to be expanded at an
  estimated cost of $1.5 million.  The remaining  expenditures   are
  mostly for operational improvements and replacements.

       Heartland  Wheat  Growers,  L.P.  (a partnership between the
  Company and local cooperatives) located in Russell,  Kansas,   was
  formed  for  the  purpose  of  constructing and operating a wheat
  processing facility to produce wheat  gluten,  wheat starch    and
  derivative  products   and to market and distribute such products.
  The Company has a  seventy-seven  and  one-half  percent  (77.5%)
  interest in the partnership.     The Company's planned investment to
  finance  construction  of  the  wheat  gluten  plant amounts  to approximately $23.4 million.

       The Company intends to fund its capital    program  with  cash
  from operations or from its primary sources of debt capital.   See
  "Management's  Discussion and Analysis of Financial Condition and
  Results of Operations--Financial Condition, Liquidity and Capital
  Resources."

  Matters Involving the Environment

       The Company's farm  supply  manufacturing  and  distribution operations  and  its food processing and marketing operations are presently, and will continue to be, affected to  some  extent  by federal,  state  and local regulations regarding the environment.
  Protection of the environment will require  expenditures  by   the
  Company  for equipment  or  processes  and such expenditures may
  impact the Company's future net income.    However,  the  Company
  does    not  anticipate  that  its  competitive  position  will  be
  adversely  affected  by  such  expenditures  or   by  laws     and
  regulations  enacted   to  protect  the  environment.      Management
  believes the Company is currently in substantial compliance  with existing environmental rules and regulations.

       The Company has been designated as a potentially responsible party ("PRP") at eight sites currently listed on the U.S.
  Environmental Protection Agency's National Priority List ("NPL").
  The Company has completely resolved its financial  responsibility at  one  site and its responsibilities at four other sites appear
  to be de minimis or inconsequential.  With respect to  these   NPL
  sites  and  other locations at which the Company is aware that it
  may     have  responsibility  for  investigation  and  remediation, appropriate accruals have been made in the consolidated financial statements.

  Government Regulation

       The  Company's  business  is  conducted   within   a   legal
  environment  created   by  numerous  federal, state and local laws
  which have been enacted  to  protect  the  public's  interest  by
  promoting  fair trade practices, safety, health and welfare.   The
  Company's operating procedures conform to  the  intent  of  these
  laws    and  management  believes  that the Company is currently in compliance with all such laws the violation of which could have a material effect on the Company.

       Certain policies may be implemented from time to time by the
  U.S. Department of Agriculture, the Department of Energy,  or  by
  other  governmental  agencies  which  may  impact  the demands of
  farmers and ranchers for the     Company's  products  or  which  may
  impact  the  methods by which certain of the Company's operations
  are conducted.   Such policies  may  impact  the  Company's  farm
  supply and marketing operations.

       Management  is not aware of any newly implemented or pending
  policies  having  a  significant  impact  or    which  may  have  a
  significant impact on operations of the Company.

  Employee Relations

       At  August  31,   1993,  the Company had approximately 14,100
  employees.   Approximately 31% of the  Company's  employees  were
  represented  by   unions  having  national  affiliations. The
  Company's  relationship  with  employees  is  considered  to   be
  generally  satisfactory.    No  labor  strikes  or work stoppages
  within the last three fiscal years have had a materially  adverse
  effect  on  the  Company's  operating  results.    Current  labor
  contracts expire on various dates through September 1996.   There
  are  no  wage  re-openers  in  any  of  the collective bargaining agreements.

  Recent Accounting Pronouncements

       See  "Management's  Discussion  and  Analysis  of  Financial
  Condition and Results of Operations."

  ITEM 3.  LEGAL PROCEEDINGS

       In  the opinion  of  Robert  B.  Terry,  Vice President and
  General Counsel of Farmland, there is no litigation  existing  or pending  against  Farmland,  or any of its subsidiaries, which if determined adversely, would have a material adverse effect on the financial position of the Company, and with respect to income tax
  matters as explained in note     7  of  the  notes  to  consolidated
  financial statements, he has no knowledge which would result in a different  conclusion  than the opinion of special tax counsel to the Company which is cited in note 7 of the notes to consolidated financial statements.

       The Company is involved in two environmental regulatory matters with the government involving significant potential monetary sanctions as follows:

  1)  "The Company is party to an administrative enforcement action brought  by  the U.S. Environmental Protection Agency ("EPA")
      which  alleges  technical,  non-willful  violations  of    the
      Resource Conservation  and  Recovery Act, as amended, at its
      Coffeyville,  Kansas  refinery.     This    action     has   been
      tentatively  settled  based on payment of a civil fine in the approximate amount of $180,000.

  2)  The Company is also a party to an administrative enforcement
      action  brought  by  the     EPA which alleges violations of the
      Emergency Planning and Community Right-to-Know  Act  and   the
      release  reporting   requirements   of the   Comprehensive
      Environmental Response, Compensation, and Liability  Act,  as
      amended, at  its Coffeyville, Kansas refinery.  This action,
      which  is  in  its  preliminary  stages,     involves   alleged
      violations  of  release  reporting  requirements and seeks a civil fine in the amount of $350,000."


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted during the  fourth  quarter  of   the
  fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                      PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

       There is no established public market for the common stock, associate member common stock and capital credits of Farmland.
  In view of the following, it is unlikely in the foreseeable future that a public market for these equities will develop:

  1) the common stock, associate member common stock and capital credits are nondividend bearing;

  2) the right of any holder of common stock, associate member common stock and capital credits to receive patronage refunds
      (including any cash patronage refunds) from Farmland is dependent on whether the holder is an eligible member or associate member of Farmland or is a party to a currently effective patronage refund agreement with Farmland;

  3) the amount of patronage refunds (including any cash patronage refunds) a holder, eligible to receive patronage refunds, may receive is dependent on the net income of Farmland which is attributable to the quantity or value of business such holder transacts with Farmland and the amount by which a holder's investment in Farmland varies from such holder's Base Capital
      Requirement;

  4) Farmland intends to redeem its common stock and associate member common stock only in accordance with provisions of its base capital plan which provisions are determined annually by the Farmland Board of Directors at its sole discretion; and

  5) Farmland intends to redeem capital credits only when and in the amounts the Farmland Board of Directors determines at its sole discretion.

       A market for Farmland common stock, associate member common stock and capital credits may develop among members or associate members of Farmland but it is unlikely that brokers or dealers will become involved in such resales.

       There are approximately 2,867 holders of common stock,    255
  holders  of  associate member common Stock, and 10,078 holders of capital credits based upon the number of recordholders.



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

                                               Year Ended August 31
                                     1993        1992    1991          1990       1989
                                              (Dollars in Thousands)

  Summary of Operations: (3)(4)(5)
    Net Sales..........................................$4,722,940  $3,429,307  $3,638,072  $3,377,603  $2,975,240
    Interest Expense (net of
     interest capitalized).............................$   36,764  $   27,965  $   36,951  $   30,090  $   27,364
    Income (Loss) Before Income Taxes
     and extraordinary item (1)(2).....................$  (36,833) $   70,504  $   50,166  $   58,184  $  110,472
    Net income (Loss) (1)(2)...........................$  (30,400) $   62,313  $   42,693  $   48,580  $   99,164



    Distribution of Net Income:
      Patronage Refunds:
      Equity Reinvestments..........................   $    1,155  $     1,038  $   17,837  $   24,403  $   40,764
      Cash or Equivalent............................          495       17,918      12,571       8,800      14,477
      Allocation to Minority Owners....................       -0-          -0-         -0-         -0-       1,711
      Earned Surplus and Other Equities................   (32,050)      43,357      12,285      15,377      42,212

                                                       $  (30,400) $   62,313   $   42,693  $   48,580  $   99,164

  Balance Sheets:
    Working Capital....................................$  260,519  $  208,629   $  122,124  $  121,518  $   96,628
    Property, Plant and Equipment, Net.................$  504,378  $  446,002   $  490,712  $  469,710  $  411,469
    Total Assets.......................................$1,719,981  $1,526,392   $1,369,231  $1,352,889  $1,182,401
    Long-Term Debt.....................................$  485,861  $  322,377   $  291,192  $  273,071  $  221,261
    Capital Shares and Equities........................$  561,707  $  588,129   $  497,364  $  476,011  $  458,543


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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       The Company maintains two primary sources for debt capital: a continuous public offering of its debt securities and bank
  lines   of   credit,    primarily   with  the   National  Bank for
  Cooperatives ("CoBank").

       The  Company's  debt  securities  are  offered   through   a
  wholly-owned broker/dealer  subsidiary  on a best-efforts basis.
  The types of securities offered include certificates payable  on
  demand   and  five-,  ten-  and  twenty-year  subordinated  debt
  certificates.  The total amount of such debt outstanding and   the
  flow of funds to, or from, the Company as a result of this public offering is influenced by the rate of interest which Farmland
  establishes for each type of     debt  certificate  offered  and  by
  options  of  Farmland  to  call  for  redemption  certain  of its
  outstanding debt certificates.    During  1993,  the outstanding
  balance   of demand    loan  and  subordinated  debt  certificates
  increased $42.7 million.

       The Company's credit lines with CoBank provide a source of long-term and short-term funds and provide support for letters of credit issued by the bank on behalf of Farmland. Under these lines, seasonal loans are available for financing inventories and operations, and term loans are available for facility additions. The agreements with CoBank are reviewed and/or revised at least annually. The next date scheduled for review of the agreements is February 15, 1994.

       At  August  31,   1993,  the  maximum borrowings available to
  Farmland under existing lines of credit with CoBank totaled $508.9 million, of which seasonal and term borrowings were $156.7 million and $66.1 million, respectively, and $86.8 million was being utilized for support of letters of credit issued on behalf of Farmland by CoBank. The agreements with CoBank stipulate that by February 15, 1994, the maximum credit available from CoBank to
  the  Company shall  be  reduced  to   an  amount not in excess of
  CoBank's then applicable lending limit to a single borrower.   At
  August 31, 1993, the Company's lines of credit with CoBank exceeded the bank's normal lending limit to a single borrower by approximately $133,600,000.

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
  and  43%  of capitalization, respectively.   All computations are
  based  on  consolidated  financial  data  adjusted   to   exclude
  nonrecourse subsidiaries (any subsidiary for which Farmland is not directly or indirectly liable for any of such subsidiary's
  indebtedness).    At   August 31, 1993, working capital was $210.7
  million, net worth was $561.3 million and funded indebtedness and
  senior   funded   indebtedness   were   45.1%   and  21.1%      of
  capitalization, respectively.

       Farmland  also has credit facilities with various commercial
  banks.   At August 31, 1993,     Farmland's  available  credit  from
  commercial banks under committed and uncommitted arrangements was $215.0 million and $30.0 million, respectively. Borrowings under these committed and uncommitted credit facilities were $131.3
  million and $10.0 million, respectively, at August 31, 1993.    In
  addition,  $18.2  million  was  used to support letters of credit
  issued by such banks on Farmland's behalf.   Financial  covenants
  of these arrangements are not more restrictive than Farmland's credit lines with CoBank.

       Management considers these arrangements for debt capital to be adequate for the Company's present operating and capital
  plans.     However,  alternative   financing     arrangements  are
  continuously evaluated.

       Leveraged   leasing   has  been  utilized  to  finance  data
  processing equipment, railcars,  and  a  substantial portion  of
  nitrogen   fertilizer  production  equipment.    Under  the  most
  restrictive covenants of its leases, the Company has agreed to maintain working capital of at least $75 million, consolidated
  funded  indebtedness   not  greater  than  65%   of   consolidated
  capitalization,  and   consolidated senior funded indebtedness not
  greater than 50% of consolidated capitalization.

       As a cooperative, Farmland's annual net income or loss determined in accordance with currently effective income tax regulations is identified to transactions with members eligible to receive patronage refunds ("member-sourced income") or to transactions with parties not entitled to receive patronage
  refunds     ("nonmember-sourced    income").        The    annual
  nonmember-sourced income or loss is adjusted for the amount of applicable income tax expense or benefit thereon and the amount
  remaining   is   transferred      to   retained  earnings.     The
  member-sourced income is distributed to members as patronage refunds unless the sum of the earned surplus and unallocated equity accounts, after such distribution, would be lower than 30%
  of  the  sum of the prior year-end balance of outstanding common,
  associate member stock, capital credits,  nonmember  capital   and
  patronage   refunds    for   reinvestment.  In   such   cases,
  member-sourced income shall be reduced by the lesser of 15% or an
  amount required to increase the sum of  the  earned  surplus   and
  unallocated  equity  accounts to the required 30%.  The amount by which the member-sourced income is so reduced is treated as nonmember-sourced income. The member-sourced income remaining is
  distributed to members as patronage refunds.    For the years ended
  August  31,  1993,  1992  and 1991, the retained earnings account
  exceeded the required amount by $3.9 million, $49.5  million   and
  $9.6    million,  respectively.    In  1993,  Farmland    incurred  a
  member-sourced  loss   of  approximately   $8,155,000      which     is
  available to offset future member-sourced income.

       Generally a portion of the patronage refund is distributed in cash and the balance (the "invested portion") is distributed in common stock, associate member common stock, or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the invested portion in any other form or forms of equities. The invested portion  of  the  patronage  refund is determined annually by the
  Board of Directors but such invested portion shall not,  for   any
  year, exceed 80% of the total patronage refunds. The invested portion of the patronage refund is a source of funds from
  operations  which  is  retained  for  use  in  the  business   and
  increases Farmland's equity base. Subsequently, common stock and associate member common stock representing the invested portion of patronage refunds may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan as explained under the heading "Patronage Refunds and Distribution of Net Income."

       Major sources of cash during  1993  include  $139.5  million
  from    a  net    increase  in  bank  loans  and notes payable, $87.2
  million from the disposition of a subsidiary, $55.9 million  from
  a  net  increase  in   subordinated  debt  certificates  and $12.1
  million from the disposition of investments.    Major uses of  cash
  during 1993 were $113.5 million from operations, $98.2 million for capital additions and improvements, $50.4 million for acquisition of investments, $17.9 million for dividends and patronage refunds distributed from income of the 1992 fiscal year, $13.5 million for redemption of equities, and $13.2 million for redemption of demand loan certificates.

       As a result of regulations by the Environmental Protection Agency, sulfur levels must be reduced in diesel fuels sold after
  September  30,  1993.    To  comply  with  these regulations, the
  Company  has committed  to  approximately   $44.0   million     of
  improvements to the Coffeyville refinery. As of August 31, 1993, approximately $31.5 million has been spent.

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

       Should  the  IRS  ultimately  prevail on all of its asserted
  claims, all claimed federal and state income    taxes  as  well  as
  accrued   interest  thereon  would  become  immediately  due   and
  payable, and would be charged to current  operations.    In  such
  case, the Company would be required to renegotiate agreements with its banks to maintain compliance with various requirements
  of   such   agreements,  including  working  capital and  funded
  indebtedness provisions. However, no assurance can be given that such renegotiation would be successful. Alternatives could include other financing arrangements or the possible sale of assets.

  RESULTS OF OPERATIONS

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


       The increase (decrease) in sales  and  operating  profit  by business  segment  in  each of the years in the three-year period ended August 31, 1993, compared with the prior year is  presented
  in  the table below.   Management's discussion of business segment
  sales, operating profit or loss and other factors  affecting   the
  Company's  income  before  income  taxes  and  extraordinary item during 1993, 1992 and 1991 follows.

                                              Income Before Income Taxes and
                     Sales-Increase (Decrease)         Extraordinary Item-Increase (Decrease)

                               1993      1992        1991              1993       1992        1991
                             Compared   Compared    Compared         Compared     Compared   Compared
                             with 1992  with 1991   with 1991        with 1992    with 1991   with 1990
                       (Amounts in Millions)           (Amounts in Millions)
  Sales and Operating Profit
       of Business Segments:
    Petroleum..................$  (92)     $ (210)     $   63           $  (13)      $     19   $  (66)
    Fertilizer and
     Agricultural Chemicals....   (13)       (138)         70              (52)          (16)       39
    Feed.......................    34         (21)          2               (1)           (3)        1
    Food Marketing and Processing 563          21         117               (9)           14         9
    Grain Marketing............   798         155           *                1            (1)        *
    Retail, Services and Other.     4         (16)          8                3            (1)        2

                               $1,294      $ (209)     $  260           $  (71)      $     12   $  (15)



  Corporate Expenses and Other:
    General corporate expenses (increase) decrease                 $       6           $ 5        $ (1)
    Other income and deductions (net) increase (decrease)                  6            (5)         14
    Interest expense (increase) decrease                                  (9)            9          (5)
    Share of net (losses) of ventures                                    (10)           (1)         (1)
    Provision for (loss) on disposition of assets                         29)           -0-         -0-
    Income before income taxes and extraordinary item              $    (107)         $ 20        $ (8)



   * Grain marketing operations were acquired in 1992


       In  computing  the  operating  profit  (loss)  of a business
  segment, none of the   following  have  been  added  or  deducted:
  corporate, general and administrative expenses which cannot practicably be identified or allocated to a business segment, interest expense, equity in income (loss) of investees, and miscellaneous income or deductions.

  Petroleum


    Sales

       Sales of the petroleum segment decreased  $92.2 million  in
  1993    compared  with 1992,  primarily a result of 12% lower unit sales of refined fuels (gasoline, diesel and distillates)  and  a
  2%  decline  of  the average selling price.  Unit sales decreased
  mostly because  the  Company     sold  its  investment  in  National
  Cooperative  Refinery  Association  ("NCRA")  in  June 1992.   In
  connection  with  that  divestiture,  the  Company  reduced    its
  participation  in  the  distribution  of  more  than one billion
  gallons of products produced at NCRA's  refinery.    The  refined
  fuels unit sales decrease reduced sales in 1993 by approximately $92.2 million compared with 1992 and lower prices reduced sales
  by   $17.7  million.     In  addition,  sales   of  other  products
  (principally asphalt and coke) decreased $12.4 million.   Propane
  sales increased approximately $30.1 million in 1993 due to 27% higher unit sales and 18% higher prices.

       In 1992, sales of petroleum products declined $209.7 million compared with 1991. This decrease resulted primarily because the average price and unit sales of refined products (gasoline, distillate and diesel) were lower in 1992 than in the prior year by 16% and 19%, respectively. The price and unit sales declines reduced sales of these products by approximately $154.2 million and $37.3 million, respectively. In addition, propane prices in
  1992    averaged approximately 82% of the prior year's level, which reduced sales by approximately $13.5 million.

       On December  31,  1991,     Farmland  closed  its  refinery  at
  Phillipsburg, Kansas.  A loading terminal located at the refinery
  remains  in  operation.    Sales  associated with products of the
  Phillipsburg refinery amounted to approximately $20,900,000 in 1992 and $72,000,000 in 1991.

       Sales of petroleum products increased in 1991 compared with 1990 due to higher prices. Unit sales in 1991 were 7% lower than in 1990. Average unit prices for diesel, gasoline and distillate rose 14%, 15% and 17%, respectively, in 1991 and the average price of propane increased 19%. The effect of higher prices was
  to increase sales for 1991 by $141.7 million.  The effect of   the
  lower unit sales reduced sales for 1991 by $76.5 million.


    Operating Profit

       Operating  profit  of  the petroleum segment decreased $13.2
  million in 1993 compared with 1992.   The  favorable effects  of
  improved   margins   in   propane   and   lower   marketing    and
  administrative expenses were more than offset by the unfavorable impact of lower income from distributing fuels produced by NCRA
  and  the  write-down   to  market  value  of    certain   petroleum
  inventories.

       Operating  profit  of the petroleum segment was $5.8 million in 1992 compared with a $13.0 million loss in 1991.  Most of this
  improvement  resulted  from  elimination  in     1992     of   losses
  experienced in 1991 on petroleum futures contracts. The Company changed its hedging practice in March 1991.

       The petroleum segment had an operating loss of $13.0 million in 1991 compared with an operating profit  of  $53.3 million  in
  1990.    The decrease resulted primarily from volatile world-wide
  petroleum market prices and from transactions involving petroleum
  futures  contracts.     By  transacting  in   futures      (hedging),
  management  expected to reduce certain risk of holding inventory.
  Management expected  that  gains  or  losses    from  increases  or
  decreases in the market value of petroleum products held by the Company as inventory would, for the most part, be offset by a closely correlated but opposite change in the market value of its
  futures  contracts.    Accordingly, a gain from an increase in the
  market value of inventory would be partly offset by a loss on the related futures position and visa versa. The net result of such offsetting gains and losses was expected to insulate operating
  profit from certain effects of market value variances.   However,
  in 1991, crude oil and refined fuels price changes were extremely volatile due to the fear of crude oil supply interruptions and shortages which rose from threats to peace in major oil producing nations. Under such conditions, the assumed correlation between market value changes of futures contracts and inventory was not
  as expected and the risk of holding petroleum inventory  was   not
  reduced as expected.   The Company changed its practice of hedging
  petroleum inventories on March 1, 1991. Transactions involving petroleum futures contracts are principally utilized to hedge its fixed price advanced purchase contracts and fixed price advance sales contracts.

       During the year ended August 31, 1991, the Company changed its method for inventory pricing of petroleum inventories from the first-in, first-out (FIFO) used previously to the last-in,
  first-out (LIFO)  method.    Pro  forma  effects  of retroactive
  application of the LIFO method are not determinable. The effect of the change was to reduce the operating loss of the petroleum segment and increase the Company's income before income taxes for the year ended August 31, 1991 by $3.6 million.

  Fertilizer and Agricultural Chemicals


    Sales

       Sales  of  the fertilizer and agricultural chemicals segment
  decreased $13.0 million in 1993 compared  with  1992.    Nitrogen
  fertilizer  sales  increased     $54.1 million due to 8% higher unit
  sales  and  because  the  average  selling  price  increased   3%.
  Phosphate   fertilizer  sales  decreased  $67.1  million.    This
  decrease is primarily a result of the sale of the Green Bay, Florida phosphate plant to a 50%-owned joint venture. Subsequent to this sale (on November 15, 1991) export sales from the Green Bay plant have not been reported in the Company's operations. In 1992, the Company's sales included export sales from the Green Bay plant of $60.9 million.

       The  fertilizer   and  agricultural chemicals segment's sales
  declined   $137.7   million in   1992   compared   with   1991.
  Substantially all of this decrease resulted from lower unit sales and prices for phosphate fertilizers. The Company reported 30%
  lower  phosphate  unit  sales  in  1992   which   reduced   sales
  approximately $117.3 million.  This decrease resulted principally
  from    the  sale  on  November  15, 1992 of the Green Bay, Florida phosphate plant to a 50%-owned joint venture. In addition, sales of phosphate fertilizer decreased approximately $18.2 million, because the average price was 7% lower. Sales of turf and garden products were approximately $2.9 million lower.

       Sales of fertilizer and agricultural chemicals in 1991 were $70.3 million higher than in 1990. This increase was a result of
  9% higher fertilizer prices and unit sales. The price and unit sales increase generated higher sales of $79.7 million and $62.4
  million, respectively.   Sales of other  chemical  products  were
  $77.8  million lower in 1991 than in 1990.  This sales change was
  principally  an  effect  of  repositioning  the  Company  in   the
  distribution chain.      In  years  prior  to   1991,  the  Company
  functioned as a wholesale distributor for  certain  manufacturers
  of  chemical products.   In this capacity, the value of products
  sold was recorded as the Company's sales. In 1991, the Company expanded the portion of its chemical business conducted as a
  commissioned agent for manufacturers.   As  a  commission  agent,
  only    commissions  received  by  the     Company for arranging sales
  transactions are recorded as revenues (but not the value  of   the
  products sold).


    Operating Profit

       Operating   profit   of      the  fertilizer  and  agricultural
  chemicals segment decreased $52.4 million in 1993 compared with 1992, primarily because of 29% higher natural gas cost (the principal raw material consumed in producing nitrogen fertilizer)
  which was not  recovered  through  selling  prices.   Fertilizer
  margins decreased approximately $43.2 million because of higher gas cost. In addition, phosphate fertilizer margins decreased approximately $7.1 million because decreased phosphate fertilizer selling prices more than offset decreased cost.

       The  Company owns a 50%-interest in two phosphate fertilizer
  joint ventures.   Farmland Hydro  L.P.,  a  venture  in  Florida,
  primarily  serves  export markets.   SF Phosphate Limited Company
  operates a phosphate   mine  in  Utah and  a    chemical  plant  in
  Wyoming.  The income or loss of these entities is not a component
  of  the  Company's operating profit.   The Company's share of the
  net loss of these ventures has been  included  in  the  Company's
  statement  of  operations  in  the  caption,    "Equity  in loss of
  investees."  During 1993, the Company's share of the net loss  of
  these  ventures  was   $8.2  million  compared with a loss of $1.3
  million in 1992.

       The  fertilizer    and   agricultural   chemicals   segment's
  operating  profit  of  $101.4  million decreased $16.1 million in
  1992 compared with 1991.   The decrease resulted  primarily  from
  lower phosphate fertilizer selling prices and from realignment of the Company's phosphate fertilizer production operations into two
  50%-owned  ventures  -  Farmland  Hydro,  L.P.   and SF Phosphate
  Limited Company.   See "Business and  Properties  -   Cooperative
  Farm Supply Business - Fertilizer and Agricultural Chemicals."

       Operating   profit   of      the  fertilizer  and  agricultural
  chemicals segment of $117.5 million in 1991  exceeded  the  prior
  year    by  $38.6  million.    Approximately  $30.3 million of this
  increase was a result of  higher  unit  margins.    Unit  margins
  increased because the average selling price per ton increased by approximately 8.6% while the average unit cost rose approximately
  5.7%.   Increased  fertilizer  unit  sales  of  approximately  9%
  generated additional operating profit of about $8.0 million and operating profit from distribution of other chemical products improved by $1.6 million.

  Feed


    Sales

       Sales of the feed segment increased $33.9 million in 1993 compared with 1992, primarily because of higher unit sales.
  Formula   feed   unit  sales     increased  approximately  9%  which
  increased sales $20.3  million.    Feed  ingredients unit  sales
  increased    approximately   12%   which   increased  sales     by
  $18.0 million.   In addition, sales  of  animal  health  products
  increased $2.5 million. Lower formula feed selling prices partly offset the effect of higher unit sales.

       The  feed  segment's  sales for 1992 decreased $20.9 million
  compared with the  prior  year,  principally    because  of  a 22%
  decline  of  feed  ingredients unit sales.   Unit sales decreased
  because sales efforts were directed from feed ingredient products with near break-even margins to  products  with  higher  margins.
  Feed ingredient sales were reduced by approximately $41.7 million
  because  of  the  unit  sales decline.   However, feed ingredient
  prices increased an  average     of  8%    which  increased  sales  by
  approximately $11.2 million and formula feed sales increased $6.8 million, principally due to higher unit sales.

       Sales of the feed segment in 1991 exceeded the prior year by
  $1.9    million.    The  increase was primarily $3.9 million higher
  sales of animal health products and $2.1 million lower sales of formulated feeds and feed ingredients.


    Operating Profit

       Operating profit of the feed segment decreased slightly in 1993 compared with 1992 due to the impact of lower selling prices on unit margins.

       Operating profit of the     feed  segment  for  1992  of  $20.2
  million  fell  $2.9  million     from  the prior year.    The decline
  resulted from $1.3 million lower patronage refund income on purchases from other cooperatives and from $2.2 million higher expenses partly offset by $.4 million higher gross margins.

       Operating profit of the feed segment of $23.1 million in 1991 increased $1.0 million compared with 1990. The increase was primarily attributable to $1.9 million higher operating profit from feed ingredients reduced by lower operating profit from animal health products and formula feeds of $.6 million and $.3 million, respectively.

  Food Processing and Marketing


    Sales

       Food  marketing   sales  increased  $562.5  million  in  1993
  compared  with  1992, primarily due to business acquisitions.  In
  April 1993, the Company  and     partners  organized  National  Beef
  Packing  Company,  L.P.    ("NBPC").    Farmland  retained  a 58%
  ownership interest in NBPC which acquired a beef packing plant and feedlot located in Liberal, Kansas. As a result of this acquisition, the Company's sales included beef sales of $442.1
  million   in 1993.       In  February 1993,  Foods,  a  99%-owned
  subsidiary,  purchased  a  pork  processing  plant   located    at
  Monmouth,  Illinois.     As a result of this acquisition, sales of
  pork products increased approximately $90.0 million.   Sales  of
  fabricated pork products at the Company's other plants increased $17.0 million and sales of specialty meats of the Carando division increased $8.3 million.

       Sales of the food marketing segment in 1992 increased $21.1 million compared with 1991. Sales of specialty meats increased $50.3 million primarily because these products were not included in sales for 1991 prior to April 1, when the Company acquired three specialty meats plants. Fresh and processed pork sales were lower than in 1991 because the effect of lower wholesale prices was greater than the effect of higher unit sales.

       Sales  of  food   products in 1991 exceeded the prior year by
  $117.5 million.  Approximately $58.0 million of this increase was a result of a 10% expansion of unit sales of fabricated pork products, hams, bacon and sausage, and $16.4 million was a result
  of  increased  prices  for  these  products.     In addition, Foods
  acquired three specialty meats processing plants in April 1991. Sales of specialty meats from these facilities were $25.9 million
  in  1991.    Specialty  meats were not marketed by Foods prior to
  acquisition  of  these  plants.   The balance of the food product
  sales increase in 1991 was mostly due to higher unit sales of primal pork cuts.


    Operating Profit

       Operating  profit  of  the  food marketing segment decreased
  $8.7 million in  1993  compared  with  1992.      The  decrease  is
  primarily  due  to  4.6%  higher  live  hog  cost.   Margins  on
  fabricated products and hams     increased  $3.6  million  and  $4.4
  million,  respectively,  and     margins  on beef products were $4.2
  million.    These  increases     resulted  from acquisitions  which
  increased  sales  as   discussed above.   However, these increases
  were more than offset by the effects of 4.6% higher cost of  live
  hogs    which  could  not  be  fully  recovered  through  increased wholesale prices of fresh and processed pork products and by higher selling and administrative expenses.

       Operating  profits  of  the  food marketing segment for 1992
  increased $13.8 million compared  with  1991.    The improvement
  includes higher gross margins of approximately $26.8 million, partially offset by approximately $13.4 million higher selling, general and administrative expenses. The gross margin increase
  includes  $9.9  million  higher  margins   on   specialty   meats
  attributable to ownership of specialty meats plants during all of 1992, compared with only five months of 1991. Additional improvements of gross margins resulted from a more favorable spread between the costs of live hogs and wholesale pork prices, from higher unit sales, and from a shift of sales to value-added
  products   with  higher  unit  margins.    Selling,  general   and
  administrative expenses of this segment increased, primarily   due
  to  expenses incurred  in  connection  with     the specialty meats
  plants which were operated by the Company for only five months in the prior year.

       Operating profit of  the  food  marketing  segment  in  1991
  increased  $9.3  million  compared  with 1990.   This improvement
  resulted  from  higher  unit     margins,  primarily  on  hams and
  processed  sausage  and  from  higher  unit sales.   In addition,
  margins  of  $2.9  million  were  generated  from  sales  of   the
  specialty meats which were added to this business segment in April, 1991, when Foods acquired three specialty meat processing plants. In the aggregate, gross margins of this business segment
  were    $15.4  million higher    than  in  1990.   However, selling,
  general and administrative expenses in 1991 were higher  than  in
  1990    principally due to advertising campaigns and the additional costs associated with the specialty meat plants acquired during the year.

  Grain Marketing


    Sales and Operating Profit

       Grain  operations, acquired in July 1992, reported sales for
  the full year in 1993 of $953.5 million.   Sales for two  months
  ended August 31, 1992 were $155.2 million.

       In 1993, operating profit of the grain business was $.1 million compared with a loss of $.7 million in the two months ended August 31, 1992. In 1993, grain marketing operations were relocated to Kansas City from Enid, Oklahoma, an export elevator at Houston, Texas was sold and certain duplicative administrative assets costs were eliminated. As a result, cost reductions have been realized in 1993.

  Selling, General and Administrative Expenses

       These expenses decreased $12.3 million in 1993 compared with
  1992    primarily  due to  selling,  general  and   administrative
  expenses directly connected to business segments. Corporate, general and administrative expenses, not identified to business
  segments  (see  note   12  of    the notes to consolidated financial
  statements), decreased $6.3 million in 1993 compared with 1992.

       Corporate  general  and     administrative expenses  decreased
  primarily  because  expenses     in  1992  included  charges of $2.7
  million for environmental remediation at Commerce City, Colorado,
  and $1.0 million higher provision for doubtful  receivables,   and
  because costs in 1993 of selling the Company's debt securities are being amortized over the related term of the debt. In 1992, these costs were charged to operations as incurred.

       In 1992, corporate general and administrative expenses not identified to business segments decreased $5.2 million compared with 1991. This decrease was mostly lower retirement plan costs, reduced corporate advertising and reduced coverage and cost of liability insurance. Corporate general and administrative expenses in 1991 were about the same level as in 1990.

  Interest Expense

       Interest expense increased $8.8 million in 1993 compared with 1992 due to an increase of the average level of borrowings,
  partly   offset  by  lower  interest  rates.      Interest  expense
  decreased $8.9 million in 1992 compared with 1991. The decrease results from lower borrowings and lower interest rates. Interest expense increased $6.9 million in 1991 compared with 1990, primarily because of higher borrowings, partly offset by lower costs for borrowed funds.

  RECENT ACCOUNTING PRONOUNCEMENTS

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

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                            Page


 Financial Statements

 Independent Auditors' Report................................31

 Consolidated Balance Sheets, August 31, 1993 and 1992.......32
 Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 1993................34

 Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 1993...............35

 Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 1993.37

   Notes to Consolidated Financial Statements...............38



  Financial Statement Schedules

   Farmland Industries, Inc. and Subsidiaries for each of the years in the three-year period ended August 31, 1993:

   V--Property, Plant and Equipment.........................70

   VI--Accumulated Depreciation and Amortization of..........73
           Property, Plant and Equipment

   IX--Short-term Borrowings.................................76

    X--Supplementary Income Statement Information............76


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

                            KPMG PEAT MARWICK
  Kansas City, Missouri
  October 29, 1993


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS

                      ASSETS

                                             August 31

                                             1993    1992

                                          (Amounts in Thousands)
  Current Assets:
    Cash and cash equivalents.....................................$   28,373    $   34,739
    Accounts receivable--trade....................................   320,980       192,165
    Finance companies' notes receivable (notes 2 and 4)...........       -0-       127,843
    Inventories (note 3)..........................................   496,690       408,599
    Other current assets..........................................    69,357        36,976

         Total Current Assets..................................   $  915,400    $  800,322

  Investments and Long-Term Receivables (notes 4 and 6)...........$  183,312    $  140,301


  Finance Companies' Notes Receivable (notes 2 and 4).............$      -0-    $   36,385

  Property, Plant and Equipment (notes 5 and 6):
    Property, plant and equipment, at cost........................$1,154,343    $1,036,439
    Less accumulated depreciation and amortization................   649,965       590,437

         Net Property, Plant and Equipment.....................   $  504,378    $  446,002




  Other Assets....................................................$  116,891    $  103,382

         Total Assets..........................................   $1,719,981    $1,526,392


  See accompanying notes to consolidated financial statements.


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND EQUITIES

                                                  August 31
                                                  1993   1992
                                               (Amounts in Thousands)
  Current Liabilities:
    Demand loan certificates..............................................$   29,860  $   43,084
    Short-term notes payable..............................................   256,655     184,843
    Current maturities of long-term debt (note 6).........................    31,947      40,434
    Accounts payable--trade...............................................   217,982     176,295
    Other current liabilities.............................................   118,437     147,037

         Total Current Liabilities.....................................   $  654,881  $  591,693

  Long-Term Debt (excluding current maturities) (note 6)..................$  485,861  $  322,377

  Deferred Income Taxes...................................................$    2,169  $    5,632

  Minority Owners' Equity in Subsidiaries (note 8)........................$   15,363  $   18,561

  Capital Shares and Equities (note 9):
    Preferred shares, $25 par value--Authorized 8,000,000 shares,
     148,325 shares issued and outstanding (148,535 shares in 1992).......$    3,708  $    3,713
    Common shares, $25 par value -- Authorized 50,000,000 shares,
     15,199,833 shares issued and outstanding (15,055,334 shares in 1992).   379,996     376,383
    Associate member common shares (nonvoting), $25 par value --
     Authorized 2,000,000 shares, 327,828 shares issued and
     outstanding (327,024 shares in 1992).................................     8,196       8,176
    Earned surplus and other equities.....................................   169,807     199,857

       Total Capital Shares and Equities..............................   .$  561,707    $  588,129

  Contingent Liabilities and Commitments (notes 4, 6, 7, 10 and 11)

         Total Liabilities and Equities................................   $1,719,981    $1,526,392



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

                                                                                     (Amounts in Thousands)
  Cash flows from financing activities:
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

          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES
                                                                  Years Ended August 31, 1993, 1992 and 1991
                                                                                          Earned      Total
                                                                              Associate   Surplus     Capital
                                                                              Member        And        Shares
                                                   Preferred     Common       Common       Other  And
                                                   Shares        Shares       Shares      Equities    Equities
                                                  (Amounts in Thousands)
  Balance at August 31, 1990.......................$    3,737    $ 315,691     $   7,218   $ 149,365   $476,011
  Issue, redemption and cancellation of equities...        (4)          14            -0-        -0-         10
  Appropriation of current year's net income.........      -0-         -0-            -0-     42,693     42,693
  Transfers to current liabilities..................       -0-       (7,665)          (6)    (12,571)   (20,242)
  Transfers to minority owners' equity...............      -0-        -0-           -0-       (1,097)    (1,097)
  Dividends on preferred stock......................       -0-        -0-           -0-           (7)        (7)
  Distribution to farm supply patrons in
   common and associate member common shares........       -0-       22,293          992     (23,289)        (4)
  Exchange of common and associate member
   common stock and other equities..................       -0-          313         (524)        211         -0-

  Balance at August 31, 1991........................$    3,733    $ 330,646     $   7,680   $ 155,305   $497,364
  Issue, redemption and cancellation of equities....       (20)      44,297           (15)         13     44,275
  Appropriation of current year's net income..........      -0-         -0-           -0-      62,313     62,313
  Transfers to current liabilities...................       -0-     (12,045)          (6)     (19,329)   (31,380)
  Transfers from minority owners' equity..............      -0-       5,570           -0-      10,072     15,642
  Dividends on preferred stock.......................       -0-         -0-           -0-          (5)        (5)
  Distribution to farm supply patrons in common stock,
   associate member common stock and other equities..       -0-      15,807           873     (16,760)       (80)
  Exchange of common stock, associate member
   common stock and other equities...................       -0-      (7,892)        (356)       8,248        -0-

  Balance at August 31, 1992........................$    3,713    $ 376,383     $   8,176   $ 199,857   $588,129
  Issue, redemption and cancellation of equities....        (5)       6,740           (49)     (1,058)     5,628
  Appropriation of current year's net loss............      -0-         -0-           -0-     (30,400)   (30,400)
  Transfers to current liabilities...................       -0-         -0-           -0-      (1,650)    (1,650)
  Exchange of common stock, associate member
   common stock and other equities...................       -0-       (3,127)          69       3,058        -0-

  Balance at August 31, 1993........................$    3,708    $  379,996     $   8,196  $ 169,807   $561,707



  See accompanying notes to consolidated financial statements.

          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (1) Summary of Significant Accounting Policies

       Farmland is organized and operated as a cooperative and is intended to be a producer-driven and profitable ag supply to consumer foods cooperative system.

       Principles of Consolidation --The consolidated financial statements include the accounts of Farmland Industries, Inc. ("Farmland") and all its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain previously reported
  amounts  have  been  reclassified  to   conform   to  the   1993
  presentation.

       Investments --Investments in cooperatives are stated at cost
  plus    the par value of equity certificates received as payment of
  patronage  refunds  less  such  equity   certificates   redeemed.
  Investments  in  companies  owned  20%  to  50%  by  Farmland are
  accounted for by the equity method.   All other  investments   are
  stated at cost.

       Accounts  Receivable --The Company uses the allowance method
  to account for uncollectible accounts and notes.    Uncollectible
  accounts and notes receivable from members are reduced by offsets
  against  the common    stock  of Farmland held by members prior to
  charging uncollectible accounts to operations.

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

       To establish The Cooperative Finance Association ("CFA") as an independent finance association for its members, CFA purchased 10,113,000 shares of its voting common stock held by Farmland for
  a purchase price comprised of $1,541,000  in    cash,  equities  of
  Farmland (with a par value of $2,406,000) held by CFA and a $6,166,000 subordinated promissory note payable to Farmland bearing interest of 5.3%. In addition, CFA: 1) purchased the
  lending operations and notes     receivable  of Farmland  Financial
  Services Company ("FFSC"), a wholly-owned subsidiary of Farmland. The purchase price approximated the face amount of FFSC's notes receivable and consisted of $60,505,000 in cash and a $2,128,000






      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  6%  subordinated promissory note payable; 2) repaid its operating
  loan     to   Farmland  ($25,181,000);    and,    3) proposed    a
  recapitalization plan which limits the voting rights of any owner (including Farmland) to 20% or less regardless of the number of
  voting  shares  held.    Farmland  repaid  $87,227,000   of    its
  borrowings from National Bank for Cooperatives ("CoBank") with proceeds received from CFA. As a result of CFA's purchase of its stock, Farmland's voting percentage in CFA was reduced to 49%.
  Accordingly, CFA  is  not  included   in the consolidated balance
  sheet of the Company as of August 31, 1993.

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

                                August 31 (Unaudited)

                               1993          1992

                               (Amounts in Thousands)

     Net sales............................... $5,357,867  $5,441,303



     Income (loss) before extraordinary item..$  (44,040) $   47,225




      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  (3) Inventories

       Major components of inventories are as follows:

                                         August 31

                                       1993  1992

                              (Amounts in Thousands)

     Grain.................................$ 91,990     $ 67,459
     Beef..................................  27,754          -0-
     Materials.............................  43,857       42,702
     Supplies..............................  41,388       38,445
     Finished and in-process products...... 285,947      258,358

                                           $490,936     $406,964
     LIFO adjustment.......................   5,754        1,635

                                           $496,690     $408,599



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



      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


  (4) Investments and Long-Term Receivables


       The investments and long-term receivables are as follows:

                                                                     August 31

                                                              1993          1992

                                                              (Amounts in Thousands)
       Notes receivable from ventures, 20% to 50% owned...... .$ 60,204        $ 33,801
       Investments accounted for by the equity method.........   37,456          45,644
       National Bank for Cooperatives (CoBank)................   31,824          31,646
       Investments in and advances to other cooperatives......   37,690          10,776
       Other investments and long-term receivables............   16,138          18,434

                                                               $183,312        $140,301



       The Company's investments accounted for by the equity method
  consist  principally   of  50%  equity interests in Farmland Hydro
  L.P., SF Phosphates Limited Company and Hyplains Beef L.C.


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



       Summarized financial information of investees accounted   for
  by the equity method is as follows:

                                             August 31

                                           1993      1992

                                        (Amounts in Thousands)

         Current Assets..................$ 66,532      $ 64,899
         Long-Term Assets................ 223,937       194,155

           Total Assets                  $290,469      $259,054

         Current liabilities.............$ 79,224      $ 60,422
         Long-Term Liabilities........... 141,991       118,207

           Total Liabilities             $221,215      $178,629

         Net Assets......................$ 69,254      $ 80,425



                                         Year Ended August 31

                                     1993        1992       1991

                                        (Amounts in Thousands)

       Net sales...................$601,194    $218,913    $  9,843



       Net loss....................$(22,755)   $ (5,046)   $ (2,581)



       Farmland's equity in loss...$(12,394)   $ (2,341)   $   (856)




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


           THE COOPERATIVE FINANCE ASSOCIATION, INC.

                 CONDENSED BALANCE SHEET

                      ASSETS
                                                August 31
                                                   1992

                                           (Amounts in Thousands)

  Cash.........................................$    389
  Notes Receivable..............................102,602
  Investment in National Bank for Cooperatives..  3,471
  Investment in Farmland........................  1,689
  Other.........................................     80

         Total Assets..........................$108,231



                LIABILITIES AND EQUITIES

  Notes and long-term debt payable to banks....$  3,131
  Notes payable to Farmland....................  69,167
  Other........................................   1,940

         Total Liabilities.....................$ 74,238

  Capital Shares and Equities:
    Farmland and subsidiaries..................$ 22,653
    Other patrons..............................  11,340

       Total Capital Shares and Equities.......$ 33,993

         Total Liabilities and Equities........$108,231




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

  (5) Property, Plant and Equipment

      A summary of cost for property, plant and equipment is as follows:

                                                   August 31

                                               1993      1992

                                            (Amounts in Thousands)

 Land and improvements.................$     11,825   $   11,437
 Site improvements.....................      26,878       15,308
 Buildings.............................     215,420      193,215
 Machinery and equipment...............     655,117      593,014
 Furniture and fixtures................      45,405       37,850
 Automotive equipment..................      51,179       46,324
 Mining properties.....................      26,786       26,569
 Fertilizer properties.................      48,695       48,695
 Construction in progress..............      57,242       53,812
 Leasehold improvements................      15,796       10,215

             Total.......................$1,154,343   $1,036,439



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

  (6) Bank Loans, Subordinated Debt Certificates and Notes Payable


     Bank loans, subordinated debt certificates and notes payable are as follows:

                                                                         August 31
                                                                     1993       1992
                                                                  (Amounts in Thousands)

  CoBank--4.08% to 9.2%, maturing 1994 through 2001...................$ 66,098      $ 95,750
  Other bank notes--3.7% to 6.25%, maturing 1996 through 2001......... 138,244           -0-
  Subordinated certificates of investment and capital investment
    certificates--7.25% to 10.5%, maturing 1994 through 2018.......... 192,857       147,977
  Subordinated monthly interest certificates
    --7.25% to 12%, maturing 1994 through 2018......................... 62,913        51,829
  Industrial revenue bonds--5.75% to 9.25%, maturing 1994 through 2007. 27,880        28,770
  Promissory notes--7% to 10%, maturing 1994 through 2001.............. 13,805        15,689
  Other--5% to 13%..................................................... 16,011        22,796

                                                                      $517,808      $362,811
  Less current maturities...............................................31,947        40,434

                                                                      $485,861      $322,377



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

       Bank loans, subordinated debt certificates and notes payable mature during the fiscal years ending August 31 in the following amounts:

                                          (Amounts in Thousands)

           1994.......................................$ 31,947
           1995.......................................  33,794
           1996.......................................  94,075
           1997.......................................  51,997
           1998.......................................  73,643
           1999 and after............................. 232,352

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

       Income tax expense (benefit) is comprised of the following:

                                      Year Ended August 31

                                 1993       1992        1991

                                      (Amounts in Thousands)
       Federal:
       Current..................$ (2,502)   $  6,600    $ 6,644
       Deferred.................  (2,944)      1,490       (205)

                                $ (5,446)   $  8,090    $ 6,439

       State:
       Current..................$   (468)   $  1,106    $ 1,064
       Deferred...................  (519)        262        (30)

                                $   (987)   $  1,368    $ 1,034


                                $ (6,433)   $  9,458    $ 7,473


       Income tax expense (benefit) differs from the "expected" income tax expense (benefit) using statutory rate of 34%, as follows:

                                                             Year Ended August 31

                                                            1993     1992        1991

    Computed "expected" income tax expense (benefit) on
      income (loss) before income taxes................     (34.0)%     34.0%      34.0%

    Increase (reduction) in income tax expense (benefit)
    attributable to:
      Patronage refunds................................     (4.0)       (9.2)     (20.7)

      Utilization of member-sourced losses.............       -0-      (11.4)       (.1)

      Patronage-sourced items for which no benefit (expense)
       is available (provided).........................     26.5         -0-        -0-

      State income tax expense (benefit) net of
       federal income tax effect.......................     (2.2)        1.2         1.4

      Benefit associated with exempt income of
       foreign sales corporation.......................     (1.4)       (1.5)        -0-

      Other, net.......................................     (2.7)         .3          .3

    Income tax expense (benefit).......................    (17.8)%      13.4%       14.9%




       Deferred  income taxes result from timing differences in the
  recognition  of  nonmember-sourced  income   and   expenses    for
  financial  reporting   and  income  tax  reporting purposes.   The
  sources of these timing differences and their tax effect  are  as follows:
                                                                       August 31
                                                        1993            1992          1991
                                                                (Amounts in Thousands)

     Depreciation........................................$      473    $  1,562      $  3,352
     Safe harbor lease rentals...........................      (378)       (478)         (869)
     Closed petroleum futures contracts..................       -0-          61        (2,394)
     Provision for loss on proposed sale of assets.......    (3,454)        -0-           -0-
     Unfunded pension expense............................      (355)       (129)         (892)
     Reinstatement of deferred income taxes previously
      offset by net operating loss carryforwards
      for financial reporting purposes...................       -0-       1,294           -0-
     Other, net..........................................       251        (558)          568

                                                         $   (3,463)   $  1,752      $   (235)



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

  (8) Minority Owners' Equity in Subsidiaries


       Minority owners' equity in subsidiaries represents other owners' interest in common stock and patronage refund equities of majority-owned subsidiaries of Farmland. A summary of minority owners' equity in subsidiaries is as follows:

                                                            August 31

                                                      1993          1992

                                                      (Amounts in Thousands)

       Farmland Foods, Inc. ........................$  6,401        $  6,419
       National Beef Packing Company, L.P...........   7,865            -0-
       The Cooperative Finance Association, Inc.....     -0-          11,340
       Others.......................................   1,097             802

                                                    $ 15,363        $ 18,561



       During  the year ended August 31, 1993, Farmland reduced its
  voting interest in CFA to 49%.   See  note  2  of  the  notes  to
  consolidated financial statements.


  (9) Preferred Stock, Earned Surplus and Other Equities

     (A) A summary of preferred stock is as follows:

                                                                                      August 31
                                                                                    1993        1992
                                                                                  (Amounts in Thousands)

       Preferred shares, $25 par value-Authorized 8,000,000 shares:
      6% - 624 shares issued and outstanding (652 shares in 1992)..........      $    15    $   16
      5-1/2% - 2,832 shares issued and outstanding (3,000 shares in 1992)..           71        75
      Series F - 144,869 shares issued and outstanding
       (144,883 shares in 1992)............................................        3,622      3,622

                                                                                 $ 3,708    $ 3,713



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

     (B) A summary of earned surplus and other equities is as follows:

                                August 31

                           1993           1992

                           (Amounts in Thousands)

      Earned surplus................$123,974     $136,175
      Nonmember capital.......... ..     104          104
      Capital credits...............  38,105       35,765
      Unallocated equity............   6,021       25,877
      Additional paid-in surplus....   1,603        1,936

                                    $169,807     $199,857

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

                                                                         August 31
                                                                       1993       1992

                                                                     (Amounts in Thousands)
       Actuarial present value of benefit obligations:
       Vested benefits................................................$123,061   $110,002
       Nonvested benefits.............................................   7,102      4,440

       Accumulated benefit obligation.................................$130,163   $114,442
       Increase in benefits due to future compensation increases......  51,633     41,313

       Projected benefit obligation...................................$181,796   $155,755
       Estimated fair value of Plan assets............................ 212,647    198,173

       Plan assets in excess of projected benefit obligation..........$ 30,851   $ 42,418
       Unrecognized net loss from past experience different
     from that assumed and effects of changes in assumptions..........  21,754     14,117
       Unrecognized net transition asset being recognized over 10 years.(1,866)    (2,799)
       Unrecognized prior service cost.................................. 2,590      2,960

       Prepaid pension cost at end of year............................$ 53,329   $ 56,696



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


       Following is a summary of industry segment information as of and for the years ended August 31, 1993, 1992 and 1991:

                                     Cooperative Farm Supply        Cooperative                 Unallocated
                                                                    Marketing and     Retail,    Corporate
                                             Fertilizer &            Processing      Services   Items and
                                             Agricultural                                and   Inter-Segment
                                    Petroleum  Chemicals  Feed     Foods     Grain     Other  Eliminations Consolidated
                                           (Amounts in Thousands)
  1993
  Sales to unaffiliated customers...$887,389  $884,811  $479,205  $1,412,634  $953,521  $105,380  $    -0-   $4,722,940
  Transfers between segments........   5,591     7,970     2,330       3,496       -0-       -0-   (19,387)        -0-
     Total sales and transfers......$892,980  $892,781  $481,535  $1,416,130  $953,521  $105,380  $(19,387)  $4,722,940


  Operating income (loss)
   of industry segments............$ (7,429)  $ 48,981  $ 19,376  $   16,485  $    105  $   (458)            $   77,060

  Equity in loss of investees (note 4)    2   $ (8,223) $   (35) $    (3,306)           $   (832)            $  (12,394)
  Provision for loss on disposition
   of assets (note 16)............. (20,022)    (6,155)               (3,253)                                   (29,430)
  General corporate expenses.........                                                                           (48,201)
  Other corporate income...............                                                                          13,724
  Interest expense.....................                                                                         (36,764)
  Minority interest....................                                                                            (828)

  Income (loss) before income taxes
   and extraordinary item..............                                                                      $  (36,833)


  Identifiable assets at
   August 31, 1993.................$308,731  $324,956  $ 94,948   $  391,152  $254,734  $ 35,986             $1,410,507


  Investment in and
   advances to investees...........$    526  $ 72,166  $  1,572   $   18,686     -      $  3,553  $ 1,606    $   98,109
  Corporate assets.....................                                                                         211,365

     Total assets......................                                                                      $1,719,981


  Provision for depreciation
   and amortization................$ 13,546  $ 13,843  $  4,487  $    10,807  $  2,637  $  3,369  $ 9,041    $   57,730


  Capital expenditures (including
   $48,362,000 of capital assets
   of business acquired)...........$ 35,629  $ 17,972  $  6,590  $    73,561  $  1,894  $  3,613  $ 7,341    $  146,600



                                     Cooperative Farm Supply        Cooperative               Unallocated
                                                                    Marketing and     Retail   Corporate
                                             Fertilizer &            Processing      Services  Items and
                                             Agricultural                             and    Inter-Segment
                                    Petroleum  Chemicals  Feed     Foods     Grain    Other  Eliminations Consolidated
                                           (Amounts in Thousands)
  1992
  Sales to unaffiliated customers...$979,542  $897,820  $445,338  $850,103  $155,169  $101,335  $    -0-  $3,429,307
  Transfers between segments.........  5,727     9,744     2,531     4,064       -0-       -0-   (22,066)        -0-
     Total sales and transfers......$985,269  $907,564  $447,869  $854,167  $155,169  $101,335  $(22,066) $3,429,307


  Operating income (loss)
   of industry segments.............$  5,758  $101,408  $ 20,204  $ 25,162  $  (726)  $ (3,348)           $  148,458


  Equity in loss of investees (note 4).  (31) $ (1,362) $     15                      $   (963)           $   (2,341)
  General corporate expenses...........                                                                      (54,528)
  Other corporate income...............                                                                        6,880
  Interest expense.....................                                                                      (27,965)

  Income before income taxes
   and extraordinary item..............                                                                   $   70,504


  Identifiable assets at
   August 31, 1992..................$289,021  $313,943  $ 76,300  $201,726  $173,376  $207,274            $1,261,640


  Investment in and
   advances to investees............$    139  $ 66,899  $  1,143  $  6,004  $  1,197  $  4,408            $   79,790
  Corporate assets.....................                                                                      184,962

     Total assets......................                                                                   $1,526,392


  Provision for depreciation
   and amortization.................$ 12,269  $ 14,888  $  3,013  $  9,051  $   613   $  4,513  $  6,437  $   50,784


  Capital expenditures (including
   $47,977,000 of capital assets
   of business acquired)............$ 25,089  $ 17,119  $  5,115  $ 14,862  $ 48,440  $ 11,141  $  6,165  $  127,931



                                     Cooperative Farm Supply                           Unallocated
                                                                Cooperative  Retail,    Corporate
                                            Fertilizer &          Food       Services,  Items and
                                            Agricultural       Marketing and  and      Inter-Segment
                                 Petroleum  Chemicals    Feed   Processing   Other     Eliminations Consolidated
                                         (Amounts in Thousands)
  1991
  Sales to unaffiliated customers.  $1,189,210  $1,035,532  $466,258  $828,964  $118,108  $    -0-   $3,638,072
  Transfers between segments......      13,771      10,898     4,147     3,940     4,779    (37,535)       -0-

     Total sales and transfers....  $1,202,981  $1,046,430  $470,405  $832,904  $122,887    (37,535) $3,638,072


  Operating income (loss)
   of industry segments...........  $  (12,963) $  117,490  $ 23,095  $ 11,380  $ (2,854)            $  136,148


  Equity in loss of investees (note 4)                      $ (15)              $   (841)                  (856)
  General corporate expenses......                                                                      (59,704)
  Other corporate income..........                                                                       11,529
  Interest expense (note 6).......                                                                      (36,951)

  Income before income taxes
   and extraordinary item.........                                                                   $   50,166


  Identifiable assets at
   August 31, 1991................  $  282,634  $ 442,271   $ 72,744  $192,582  $164,754             $1,154,985


  Investment in and
   advances to investees..........  $   68,083              $     85            $  1,220                 69,388
  Corporate assets................                                                                      144,858

     Total assets.................                                                                   $1,369,231


  Provision for depreciation
   and amortization...............  $   11,401  $  22,214   $  3,005  $  7,788  $  4,079  $  7,246   $   55,733


  Capital expenditures (including
   $14,156,000 of capital
   assets of businesses acquired).  $   17,302  $  26,548   $  3,639  $ 25,083  $  3,827  $  7,721   $   84,120



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

                                                                           August 31, 1993

                                                                      Carrying   Fair
                                                                       Amount    Value

  Financial Assets:
    Investment and long-term receivables:
      Notes receivable from investees, 20% to 50% owned...............$ 60,204  $ 58,111
      National Bank for Cooperatives..................................  31,824     ****
      Other cooperatives:
     Equities.........................................................  22,877     ****
     Notes receivable.................................................  14,813    13,408

  Financial Liabilities:
    Long-term debt:
      Subordinated certificates of investment, capital investment certificates and subordinated monthly interest certificates....$255,770  $287,168


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

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

       No disagreement on any matter of accounting principles or practices or financial statement disclosure was reported.

                      PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors of Farmland are as follows:


                                           Expiration Total Years
                Age as of                  of Present of Service
                August 31, Positions Held   Term as   as Board         Business Experience
     Name          1993    With Farmland    Director   Member       During Last Five Years


  Albert J. Shivley   50 Chairman of Board      1995  9   General Manager--American Pride Co-op
                                                          Association, Brighton, Colorado, a local cooperative
                                                          association of farmers and ranchers.

  H. D. Cleberg       54 President and Chief    1994  3   Mr. Cleberg has been with Farmland since 1968.
                         Executive Officer                He was named as president-elect in February 1991 and became
                                                          President in April 1991.  From September 1990 to
                                                          Field Services and Operations Support.

  Otis H. Molz        62 Vice Chairman          1994  5     Farmer--Deerfield, Kansas.  Mr. Molz has served
                         and Vice President                 as Chairman of the Board of the National Bank
                                                            for Cooperatives since January 1993.  He served
                                                            as Chairman of the Board of Directors of Farmland
                                                            for Cooperatives.

  Lyman Adams         42                        1995  1     Manager--Cooperative Grain and Supply,
                                                            Hillsboro, Kansas, a local cooperative association
                                                            of farmers and ranchers.

  Ronald J. Amundson  49                        1994  5     General Manager--Central Iowa Cooperative,
                                                            Jewell, Iowa, a local cooperative association of
                                                            farmers and ranchers.
  Baxter Ankerstjerne 57                        1993  3     Farmer--Peterson, Iowa.  Since December 1988
                                                            Mr. Ankerstjerne has served as Chairrman of

  Jody Bezner         52                        1994  2     Farmer--Texline, Texas.

  Richard L. Detten   59                        1993  6     Farmer--Ponca City, Oklahoma.

  Willard Engel       54                        1995  5     General Manager--Lyon County Co-op Oil Company,
                                                            Marshall, Minnesota, a local cooperative association
                                                            of farmers and ranchers.

  Steven Erdman       43                        1995  1     Farmer--Bayard, Nebraska.

  Ben Griffith        44                        1995  4     General Manager--Central Cooperatives, Inc.,
                                                            Pleasant Hill, Missouri, a local cooperative
                                                            association of farmers and ranchers.

  Gail D. Hall        51                        1994  5     General Manager--Lexington Cooperative Oil
                                                            Company, Lexington, Nebraska, a local cooperative
                                                            association of farmers and ranchers.

  Barry Jensen       48                         1993  3     Farmer--White River, South Dakota.    Since May 1989
                                                            Mr. Jensen has served as President of Farmers Co-op
                                                            Oil Association, Winner, South Dakota, a local
                                                            cooperative association of farmers and ranchers.

  Robert Merkle       64                        1994  11    Farmer--Ashkum, Illinois and a Director of Tri Central
                                                            Co-op, Ashkum, Illinois, a local cooperative assoc-

  Greg Pfenning       44                        1994  1     Farmer--Hobart, Oklahoma

  Vonn Richardson     60                        1993  6     Farmer--Plains, Kansas.  President of The Plains
                                                            Equity Exchange and Cooperative Union, Plains,

  Monte Romohr        40                        1993  3     Farmer--Gresham, Nebraska.  In March 1988,
                                                            Mr. Romohr became President of Farmers Co-op

  Paul Ruedinger      63                        1995  10    Farmer--Van Dyne, Wisconsin.  Prior to March 1989,
                                                            he was President of Agri-land Co-op, Fond DuLac,
                                                            Wisconsin, a local cooperative association of
                                                            farmers and ranchers.

  Raymond J. Schmitz  62                        1993  1     Farmer--Baileyville, Kansas.

  Dale Stenerson      58                        1993  3     Farmer -- Hillsboro, North Dakota.

  Theodore J. Wehrbein 48                       1995  7     Farmer--Plattsmouth, Nebraska. Past Director of
                                                            Newawka Farmers Cooperative Company, Nehawka,
                                                            Nebraska, a local cooperative association of farmers and
                                                            ranchers, having served as Secretary of the Board of
                                                            Directors from December 1985 to January 1989.

  Robert Zinkula      63                        1993  3     Farmer--Mount Vernon, Iowa.  Secretary and
                                                            Treasurer of Linn Cooperative Oil Company,
                                                            Marion, Iowa, a local cooperative association
                                                            of farmers and ranchers.


       Directors  are  elected     for  a    term  of  three  years by the
  shareholders of Farmland at its annual  meeting.    The  expiration
  dates  for  such  three-year     terms  are  sequenced  so  that about
  one-third of Farmland's Board of Directors is  elected  each  year.
  H.  D.  Cleberg  is  serving     as  director-at-large;   the remaining
  twenty-one directors were elected from nine geographically  defined
  districts   in  Farmland's  territory.    The  executive  committee
  consists  of Willard  Engel,  Robert  Merkle,  Otis   Molz,     Paul
  Ruedinger,  Albert Shivley, and H. D. Cleberg.  The audit committee
  consists of Willard  Engel,  Steven  Erdman,    Greg  Pfenning,  Vonn
  Richardson and Raymond Schmitz.

       The executive officers of Farmland are:

              Age as of
              August 31,
     Name        1993   Principal Occupation and Other Positions


  J. F. Berardi  50  Executive   Vice     President  and Chief
                   Financial Officer -  Mr.  Berardi  joined
                   Farmland  March  1,  1992 to serve in his
                   present position.  Mr. Berardi served  as
                   Executive Vice President and Treasurer of
                   Harcourt   Brace   Jovanovich,   Inc.,  a
                   diversified Fortune 200 company, and  was
                   a  member  of its Board of Directors from
                   1988 until 1990.      From  1986  to  1989
                   Mr. Berardi   served   as Senior     Vice
                   President and Chief Financial Officer  of
                   Harcourt Brace Jovanovich, Inc.

  H. D. Cleberg  54   President  and Chief Executive Officer -
                   Mr. Cleberg has been with Farmland  since
                   1968.    He  was appointed to his present
                   position  effective  April     1991. From
                   September 1990 to March 1991 he served as
                   Senior Vice President and Chief Operating
                   Officer.   From April 1989 to August 1990
                   he served as  Executive  Vice  President,
                   Operations.    From October 1987 to March
                   1989 he  served  as  Vice  President  and
                   General   Manager,    Fertilizer   and  Ag
                   Chemicals Operations, and from July  1986
                   to September 1987 he served as President,
                   Farmland  Foods.     Prior to July 1986 he
                   held   several    executive    management
                   positions, most recently Vice President,
                   Field Services and Operations Support.

  S. P. Dees     50      President    and   General  Manager   of
                   Farmland   Industrias,  S.A.  de  C.V.  -
                   Mr. Dees was  appointed  to  his  present
                   position in September 1993.  From October
                   1990  to  September  1993  he  served  as
                   Executive Vice President,  Administrative
                   Group  and General  Counsel.    Mr. Dees
                   joined Farmland in October 1984,  serving
                   as    Vice  President  and General Counsel,
                   Law and  Administration  until  September
                   1990.    He was a partner in the law firm
                   of Stinson, Mag and Fizzell, Kansas City,
                   Missouri, from 1971 until his employment by Farmland.



  G. E. Evans    49  Senior   Vice   President, Agricultural
                   Production    Marketing/Processing     -
                   Mr. Evans  has  been  with Farmland since
                   1971.  He was appointed  to  his  present
                   position  in  January  1992.   From April
                   1991 to January 1992 he served as  Senior
                   Vice  President, Agricultural Inputs.  He
                   served  as Executive   Vice   President,
                   Agricultural  Marketing from October 1990
                   to March 1991.   He served  as  Executive
                   Vice  President,  Operations from January
                   1990 to September 1990.    He  served  as
                   Vice  President,  Farmland Industries and
                   President, Farmland  Foods     from  October
                   1987 to December 1989.  He served as Vice
                   President  and   General  Manager,  Feed
                   Operations from June  1986     to  September
                   1987,  and from May 1983 to June 1986 he
                   served   as    Vice    President,    Feed
                   Operations.

  R. W. Honse    50  Executive   Vice  President, Agricultural
                   Inputs Operations - Mr.  Honse  has  been
                   with  Farmland  since September 1983.  He
                   was appointed to his present position  in
                   January  1992,  and  served  as Executive
                   Vice President,  Agricultural  Operations
                   from  October 1990 to January 1992.  From
                   April 1989 to September 1990,  he  served
                   as    Vice  President  and General Manager,
                   Fertilizer and  Agricultural   Chemicals
                   Operations.  From July 1986 to March 1989
                   he    served    as  General  Manager  of the
                   Florida phosphate fertilizer complex.

  B. L. Sanders  52  Vice President and Corporate Secretary -
                   Dr. Sanders has been with Farmland  since
                   1968.    He  was appointed to his present
                   position in September 1991.   From  April
                   1990  to September 1991 he served as Vice
                   President,  Strategic    Planning     and
                   Development.   From October 1987 to March
                   1990  he  served   as   Vice   President,
                   Planning.   From  July 1986 to September
                   1987 he served  as   Director,  Management
                   Information  Services.  From July 1984 to
                   June  1986  he   served   as   Executive
                   Director, Corporate Strategy and Research and from 1968 to June 1984, as Executive Director, Economic and Market Research.

               EXECUTIVE COMPENSATION


       The following table sets forth the annual compensation awarded to, earned by, or paid to  the  Chief  Executive  Officer  and  the
  Company's  next four most highly compensated executive officers for
  services rendered to the Company in  all  capacities during    1993,
  1992 and 1991.

                                         Annual Compensation

                                                        Employee
                                 Year                    Variable
  Name and                      Ending                  Compensation
  Principal Position           August 31       Salary       Plan

  H. D. Cleberg,                   1993       $  433,506
  President and                    1992       $  408,972    $185,745
  Chief Executive Officer          1991       $  293,440

  G. E. Evans,                     1993       $  278,304
  Senior Vice President            1992       $  255,900    $114,257
  Agricultural Production          1991       $  205,270
  Marketing/Processing

  R. W. Honse,                     1993       $  231,964
  Executive Vice President         1992       $  204,686    $ 94,433
  Agricultural Inputs Operations   1991       $  158,503

  J. F. Berardi,                   1993       $  206,016
  Executive Vice President         1992       $  100,008    $ 28,075
  and Chief Financial Officer      1991       $      (a)

  S. P. Dees,
  President and General            1993       $  205,366
  Manager of Farmland              1992       $  195,738    $ 51,521
  Industrias, S.A. de C. V.        1991       $  187,249

    (a)  Mr. Berardi joined Farmland March 1, 1992.


       An Annual Employee Variable Compensation Plan, a Long-Term Management Incentive Plan, and an Executive Deferred Compensation
  Plan    have  been established by the Company to meet the competitive salary programs of other companies, and to provide a method of compensation which is based on the Company's performance.

       Under the Company's Annual Employee Variable Compensation Plan, all regular salaried employees are eligible to receive an annual cash bonus that is based on the employee's position, income
  before extraordinary items of the  Company,  and  income  or   other
  performance criteria of the individual's operating unit. Amounts accrued under this plan for the years ended August 31, 1993, 1992 and 1991 amounted to $-0-, $10,033,000 and $-0-, respectively. Distributions under this plan are made annually after the close of each fiscal year.

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

       The Company's Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their bonus compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or  death.
  The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by the Company on any subordinated debt certificate sold during the year. Payment of an employee's account balance shall, at the employee's election, be a
  lump sum or in ten annual installments.   Amounts accrued  pursuant
  to  the  plan  for the accounts of the named individuals during the
  fiscal  years  1993,   1992  and  1991  are  included     in  the  cash
  compensation table.

       The  Company  established  Farmland  Industries, Inc. Employee
  Retirement  Plan  in   1986  for  all employees   whose   customary
  employment  is  at  the  rate  of  at  least    1000  hours per year.
  Participation in this  plan  is  optional  prior  to age  34,  but
  mandatory   thereafter.    Approximately  6,480  active  and   6,900
  inactive employees were participants in  the    plan  on  August  31,
  1993. The plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 65, or a reduced income beginning as early as age 55. The Retirement Plan has been determined qualified under the Internal Revenue Code. The plan is administered by a committee appointed by the Board of Directors of Farmland, and all funds of the plan are held by a bank
  trustee in accordance with the terms of the trust agreement.   It is
  the present intent to continue this plan indefinitely. Payments to participants in the plan are based upon length of participation and
  compensation (limited  to  $235,840   annually  for  any  employee)
  reported to the plan for the four highest of the last ten years  of
  employment.   The  plan  also  contains  provisions  for death and
  disability benefits.   The Company made no contributions to the plan
  in 1993, 1992 and 1991. At August 31, 1993 (based upon the Plan's funded status as of May 31, 1993), the present value of the accumulated benefit obligation was $130,163,000 and the estimated fair value of plan assets was $212,647,000.

       In  1982, the Tax Equity and Fiscal Responsibility Act (TEFRA)
  imposed a maximum  retirement  benefit  which  may  be  paid   by  a
  qualified  retirement  plan.       At  the present time, that limit is
  $115,641.


       The  following  table sets forth the estimated annual benefits
  payable at age  65  for  members  of  the  Retirement  Plan,   which
  benefits are not reduced by virtue of Social Security payments:

    Remuneration                                       Years of Service

      Salaries                             15          20        25           30


      $100,000..........................$26,250    $ 35,000    $ 43,750    $ 52,500
       125,000.......................... 32,812      43,750      54,687      65,625
       150,000.......................... 39,375      52,500      65,625      78,750
       175,000.......................... 45,937      61,250      76,562      91,875
       200,000.......................... 52,500      70,000      87,500     105,000
       225,000.......................... 59,062      78,750      98,437     118,125*
       250,000.......................... 65,625      87,500     109,375     131,250*
       275,000.......................... 72,187      96,250     120,312*    144,375*
       300,000.......................... 78,750     105,000     131,250*    157,500*


       *Exceeds the actual amount which can be paid pursuant to the present limitations of TEFRA.


       Subject to the $235,840 maximum limit on annual compensation which may be covered by a qualified pension plan, amounts included in the cash compensation table do not vary substantially from the compensation covered by the pension plan.

                CERTAIN TRANSACTIONS

       The Company transacts business in the ordinary course with its
  directors  and  with   its  local cooperative members with which the
  directors are associated on terms  no  more  favorable  than   those
  available to its other local cooperative members.



  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

       No person owns of record or is known to own beneficially more than five percent of Farmland's equity securities.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company transacts business in the ordinary course with its directors and with its local cooperative members with which the directors are associated on terms no more favorable than those available to its other local cooperative members.



                   PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
  REPORTS ON FORM 8-K

  (A)      Listing  of Financial Statements, Financial Statement
       Schedules and Exhibits

       (1) Financial Statements

        Independent Auditors' Report
        Consolidated Balance Sheets, August  31,  1993  and
        1992
        Consolidated  Statements  of Operations for each of
          the years in the three-year period  ended    August
          31, 1993
        Consolidated  Statements  of Cash Flows for each of
          the years in the three-year period  ended    August
          31, 1993
        Consolidated   Statements  of  Capital  Shares  and
          Equities for each of the years in the three-year period ended August 31, 1993
        Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules

        Farmland Industries, Inc. and Subsidiaries for each of the years in the three-year period ended August
        31, 1993:

        V--Property, Plant and Equipment

       VI--Accumulated Depreciation and Amortization of Property,
                 Plant and Equipment

       IX--Short-term Borrowings

        X--Supplementary Income Statement Information

        All    other  schedules  are  omitted     as   the   required
        information is inapplicable or the information is presented in the consolidated financial statements or related notes.

       (3) Exhibits

            Articles of Incorporation and Bylaws:

       3.A       Articles  of Incorporation  and  Bylaws  of
            Farmland Industries, Inc.  effective  August
            30, 1990.  (Incorporated by Reference - Form
            SE, filed November 21, 1990)

            Instruments Defining the Rights of Owners of the Debt Securities Being Registered:

       4.A(1)    Trust Indenture dated November 20, 1981,  as
             amended January 4, 1982, including specimen
             of  Demand Loan Certificates. (Incorporated
             by  Reference  -  Form   S-1,   No.2-75071,
             effective January 7, 1982)

       4.A(2)    Trust  Indenture  dated November 8, 1984, as
             amended January 3, 1985, including specimen of 20-year Subordinated Capital Investment Certificates. (Incorporated by Reference -
             Form  S-1,  No.2-94400,  effective December
             31, 1984)

                4.A(2)(1)   Amendment  Number  2,  dated
                      December  3, 1991, to Trust
                      Indenture dated November  8,
                      1984    as  amended January 3,
                      1985,   covering    Farmland
                      Industries,  Inc.'s  20-Year
                      Subordinated        Capital
                      Investment     Certificates
                      (Incorporated by Reference -
                      Form SE, filed December 3-2,
                      1991)

       4.A(3)    Trust Indenture dated November 8,  1984,  as
             amended January 3, 1985, including specimen of 10-year Subordinated Capital Investment Certificates. (Incorporated by Reference -
             Form S-1,  No.2-94400,  effective  December
             31, 1984)

                4.A(3)(1)   Amendment  Number  2,  dated
                      December 3, 1991,  to  Trust
                      Indenture  dated November 8,
                      1984 as  amended  January 3,
                      1985,    covering   Farmland
                      Industries,  Inc.'s  10-Year
                      Subordinated        Capital
                      Investment    Certificates.
                      (Incorporated by Reference -
                      Form SE, filed December 3-3,
                      1991)

       4.A(4)    Trust  Indenture  dated November 8, 1984, as
             amended January 3, 1985, including specimen of 5-year Subordinated Capital Investment Certificates. (Incorporated by Reference -
             Form  S-1,  No.2-94400,  effective December
             31, 1984)

                4.A(4)(1)   Amendment  Number  2,  dated
                      December 3, 1991,  to  Trust
                      Indenture  dated November 8,
                      1984 as  amended  January 3,
                      1985,    covering   Farmland
                      Industries,  Inc.'s   5-Year
                      Subordinated        Capital
                      Investment    Certificates.
                      (Incorporated by Reference -
                      Form SE, filed December 3-4,
                      1991)

       4.A(5)    Trust  Indenture  dated November 8, 1984, as
             amended January 3, 1985  and  November  20,
             1985,   including   specimen   of   10-year
             Subordinated   Monthly    Income    Capital
             Investment  Certificates.  (Incorporated by
             Reference  -   Form    S-1,     No.   2-94400,
             effective December 31, 1984)

       4.A(6)    Trust  Indenture  dated  November  11,  1985
             including   specimen    of  the 5-year
             Subordinated    Monthly    Income   Capital
             Investment Certificates.  (Incorporated  by
             Reference   -   Form   S-1,      No.  33-1970,
             effective December 31, 1985)

            Instruments  Defining  Rights  of   Owners   of
             Indebtedness not Registered:

       4.B(1)    National  Bank  for Cooperatives Master Loan
             Agreement for  Farmland  Industries,  Inc.,
             dated  April  23,  1993.   (Incorporated by
             Reference - Form 10-Q, filed July 14, 1993)

       4.B(2)    List identifying  contents  of  all  omitted
             schedules referenced in and not filed with,
             the    National  Bank for Cooperatives Master
             Loan  Agreement  for  Farmland  Industries,
             Inc.  (Incorporated   by  Reference  -  Form
             10-Q, filed July 14, 1993)

            Material Contracts:

            Lease Contracts:

       10.A(1)   The First  National  Bank  of  Chicago,  not
             individually but solely as Trustee for FNBC
             Leasing   Corporation,  the     First  Chicago
             Leasing Corporation, The Boatmen's National
             Bank of St. Louis, Firstier Bank, N.A., and
             Norwest    Bank     Minnesota,     National
             Association and  Farmland Industries, Inc.
             consummated a leveraged lease in the amount of $73,153,000 dated September 6, 1991.
             (Incorporated by Reference - Form SE, filed
             December 3-1, 1991.)

       10.A(2)   Iowa-Des Moines National Bank as Trustee for
             Citicorp  Lescaman as Owner-Participant and
             Farmland  Industries,  Inc.     consummated  a
             leveraged   lease     in   the   amount   of
             $18,774,476  dated      June      15,      1975.
             (Incorporated  by  Reference  -  Form  S-1,
             No.2-57765, effective January 10, 1977)

       10.A(3)   The  First  National   Bank  of  Commerce  as
             Trustee   for   General   Electric   Credit
             Corporation as  Beneficiary  and  Farmland
             Industries, Inc.   consummated a leveraged
             lease in the amount of $51,909,257.90 dated
             March 17, 1977.  (Incorporated by Reference
             - Form S-1, No.2-60372, effective  December
             22, 1977)

            Management Remunerative Plans Filed Pursuant to
       Item 14C of this Report.

       10.(iii)(A)Annual  Employee  Variable Compensation Plan
             (September 1, 1993 - August 31, 1994)

       10.(iii)(A)Farmland   Industries,    Inc.    Management
             Long-Term   Incentive    Plan   (Effective
             September 1993)

       10.(iii)(A)Farmland   Industries,   Inc.      Executive
             Deferred Compensation Plan (Incorporated by
             Reference  -  Form  SE,  filed November 23,
             1987)

       22.     Subsidiaries of the Registrant

            Farmland   Foods,    Inc.,  a    99%-owned
            subsidiary,  was incorporated under the laws
            of the State of  Kansas.    Farmland  Foods,
            Inc.    has  been included in the consolidated
            financial   statements   filed    in    this
            registration.

            Farmland  Insurance  Agency,     a wholly-owned
            subsidiary, was incorporated under the  laws
            of   the   State  of   Missouri.     Farmland
            Insurance Agency has been included in the consolidated financial statements filed in this registration.

            Farmers  Chemical  Company,  a  wholly-owned
            subsidiary,  was incorporated under the laws
            of the State of Kansas.    Farmers  Chemical
            Company    has    been   included   in   the
            consolidated financial statements filed in this registration.

            Farmland  Securities Company, a wholly-owned
            subsidiary, was incorporated under the  laws
            of   the   State  of   Delaware.     Farmland
            Securities Company has been included in the consolidated financial statements filed in this registration.

            Cooperative Service Company, a  wholly-owned
            subsidiary,  was incorporated under the laws
            of  the  State  of  Nebraska.    Cooperative
            Service Company has been included in the consolidated financial statements filed in this registration.

            Double   Circle   Farm   Supply  Company,  a
            wholly-owned subsidiary,  was  incorporated
            under  the  laws  of   the  State  of Nevada.
            Double Circle Farm Supply Company  has  been
            included   in   the  consolidated  financial
            statements filed in this registration.

            National  Beef  Packing  Company,  L.P.,   a
            58%-owned subsidiary, was incorporated under
            the laws of the State of Delaware.  National
            Beef    Packing  Company  has been included in
            the     consolidated   financial    statements
            included in this registration.

            Farmland   Financial    Services  Company,  a
            wholly-owned subsidiary,  was  incorporated
            under  the  laws  of   the  State  of Kansas.
            Farmland Financial Services Company has been
            included  in the   consolidated   financial
            statements included in this registration.

            Farmland     Transportation,        Inc.,     a
            wholly-owned subsidiary,  was  incorporated
            under  the  laws  of   the State of Missouri.
            Farmland  Transportation,  Inc.   has   been
            included   in   the  consolidated  financial
            statements included in this registration.

            Environmental and Safety Services, Inc., a wholly-owned subsidiary, was incorporated under the laws of the State of Missouri.
            Environmental and Safety Services, Inc. has been included in the consolidated financial statements included in this registration.

            Penterra,  Inc., a 81%-owned subsidiary, was
            incorporated under the laws of the State  of
            Kansas.  Penterra, Inc. has been included in
            the      consolidated  financial   statements
            included in this registration.

            Farmland Industries,   Ltd.,  a  wholly-owned
            subsidiary,  was incorporated under the laws
            of  the  United   States   Virgin   Islands.
            Farmland Industries, Ltd. has been included in the consolidated financial statements included in this registration.

            Heartland    Data    Services,    Inc.,    a
            wholly-owned subsidiary,  was  incorporated
            under  the  laws  of   the  State  of Kansas.
            Heartland  Data  Services,  Inc.  has   been
            included   in   the  consolidated  financial
            statements included in this registration.

            Yuma     Feeder   Pig,  Inc.,     a   72%-owned
            subsidiary,  was incorporated under the laws
            of the state of Colorado.  Yuma Feeder  Pig,
            Inc.    has  been included in the consolidated
            financial  statements   included   in   this
            registration.

            Equity   Country,   Inc.,   a   wholly-owned
            subsidiary, was incorporated under the  laws
            of  the  State of Delaware.  Equity Country,
            Inc. has been included in  the  consolidated
            financial   statements   included   in  this
            registration.

            Equity Export Oil and Gas Company, Inc., a wholly-owned subsidiary, was incorporated under the laws of the State of Oklahoma.
            Equity Export Oil and Gas Company, Inc. has been included in the consolidated financial statements included in this registration.

            Uneco    Investor    Services,    Inc.,    a
            wholly-owned subsidiary,  was  incorporated
            under  the  laws  of   the State of Delaware.
            Uneco  Investor  Services,  Inc.  has   been
            included   in   the  consolidated  financial
            statements included in this registration.

       24.     Power of Attorney

  (B) Reports on Form 8-K

      A Form 8-K was filed September  15,  1993,  pursuant  to
      Item  2  of the Form 8-K, as a result of the disposition
      of  The  Cooperative  Finance  Association.    Financial
      statements filed with the Form 8-K:

            a)      Unaudited   pro      forma    statements  of
            operations for the year ended August 31, 1992 and the nine months ended May 31, 1993;

            b)  Unaudited pro forma balance sheet as of May
            31, 1993; and

            c)    Notes  to   unaudited  pro forma financial
            statements.


  (C) Exhibits

      The exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed with the Securities and Exchange Commission and are incorporated by reference as part of this Form 10-K. See Item 14(A)(3).


  (D) Financial Statement Schedules required by Regulation are filed herewith: See Item 14(A)(2).


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

           FOR THE YEAR ENDED AUGUST 31, 1993


                                                                            Other
                                      Balance                              Charges    Balance
                                    September 1,  Additions  Retirements    Add/      August 31,
       Classification                  1992        at Cost     or Sales    (Deduct)     1993

                                                     (Amounts in Thousands)

  Land and Land Improvements........$   11,437    $     880     $ 1,043  $    551     $   11,825
  Site Improvements.................    15,308       10,087          96     1,579         26,878
  Buildings.........................   193,215       34,531       9,806    (2,520)       215,420
  Machinery and Equipment...........   593,014       77,998      11,409    (4,486)       655,117
  Furniture and Fixtures............    37,850        7,251       1,491     1,795         45,405
  Automotive Equipment..............    46,324        6,459       2,032       428         51,179
  Mining Properties.................    26,569          217         -0-       -0-         26,786
  Fertilizer Properties.............    48,695          -0-         -0-       -0-         48,695
  Construction and Acquisitions
    in Progress(a)..................    53,812        3,432         -0-       (2)         57,242
  Leasehold Improvements............    10,215        5,745         158       (6)         15,796

       Total Property, Plant and
     Equipment...................   $1,036,439    $ 146,600     $26,035  $ (2,661)    $1,154,343




  (a)  Construction  and  acquisitions in progress reflects the net
      change   for   the   period   after   transfers  to    other
      classifications.


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

           FOR THE YEAR ENDED AUGUST 31, 1992


                                                             Other
                                   Balance                  Charges       Balance
                                  September 1,   Additions  Retirements    Add/      August 31,
       Classification                1991         at Cost    or Sales    (Deduct)     1992

                                     (Amounts in Thousands)

  Land and Land Improvements........$   12,560    $   2,618     $ 3,534  $   (207)  $   11,437
  Site Improvements.................    19,751          425       6,146     1,278       15,308
  Buildings.........................   154,062       50,132      10,217      (762)     193,215
  Machinery and Equipment...........   711,751       35,653     151,368    (3,022)     593,014
  Furniture and Fixtures............    37,166        5,462       5,264       486       37,850
  Automotive Equipment..............    44,328        8,071       5,852      (223)      46,324
  Mining Properties.................    82,672          -0-      54,826    (1,277)      26,569
  Fertilizer Properties.............    49,544          -0-         849       -0-       48,695
  Construction and Acquisitions
    in Progress(a)..................    35,207       24,821       4,574    (1,642)      53,812
  Leasehold Improvements............     9,465          749         -0-         1       10,215

       Total Property, Plant and
     Equipment...................    $1,156,506   $ 127,931     242,630  $ (5,368)  $1,036,439




  (a)  Construction  and  acquisitions in progress reflects the net
      change   for   the   period   after   transfers  to    other
      classifications.


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

           FOR THE YEAR ENDED AUGUST 31, 1991


                                                               Other
                                     Balance                  Charges    Balance
                                  September 1,  Additions    Retirements    Add/      August 31,
       Classification                1990        at Cost      or Sales    (Deduct)     1991

                                     (Amounts in Thousands)

  Land and Land Improvements........$   12,778    $     309     $   399  $   (128)  $   12,560
  Site Improvements.................    18,747        1,443         450        11       19,751
  Buildings.........................   150,125       13,941       9,029      (975)     154,062
  Machinery and Equipment...........   636,238       95,399      19,146      (740)     711,751
  Furniture and Fixtures............    31,500        4,826       1,019     1,859       37,166
  Automotive Equipment..............    46,652        2,977       5,247       (54)      44,328
  Mining Properties.................    82,510          263         -0-      (101)      82,672
  Fertilizer Properties.............    49,539            5         -0-        -0-      49,544
  Construction and Acquisitions
    in Progress(a)..................    75,111      (40,087)        -0-       183       35,207
  Leasehold Improvements............     4,422        5,044         -0-        (1)       9,465

       Total Property, Plant and
     Equipment...................   $1,107,622    $  84,120     $35,290  $     54   $1,156,506




  (a)  Construction  and  acquisitions in progress reflects the net
      change   for   the   period   after   transfers  to    other
      classifications.


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT

           FOR THE YEAR ENDED AUGUST 31, 1993


                                            Additions
                                            Charged to                  Other
                                   Balance    Profit and   Retirements,  Charges    Balance
                                September 1,  Loss of     Renewals and    Add/    August 31,
       Classification               1992       Income     Replacements  (Deduct)     1993

                                                      (Amounts in Thousands)

  Land Improvements.................$    153   $     1      $   -0-       $   -0-    $    154
  Site Improvements.................  10,377     2,439           94           (26)     12,696
  Buildings.........................  69,907     7,832          875        (1,482)     75,382
  Machinery and Equipment(a)........ 418,331    28,720       10,499        20,393     456,945
  Furniture and Fixtures............  21,537     6,398        1,333         1,103      27,705
  Automotive Equipment..............  32,827     4,366        1,474            76      35,795
  Fertilizer Properties.............  34,094     3,199           78             1      37,216
  Construction and Acquisitions
    in Progress(b)..................     -0-       -0-          -0-           -0-         -0-
  Leasehold Improvements............   3,211       872           11           -0-       4,072

         Totals..................$590,437      $53,827      $14,364       $20,065    $649,965




  (a) Based on negotiations with potential purchasers, the carrying values of the Coffeyville, Kansas refinery and a dragline
      were  reduced  by  adjusting  accumulated   depreciation    by
      $17,622,000 and $6,155,000, respectively.

  (b)  Construction  and  acquisitions in progress reflects the net
      change   for   the   period   after   transfers  to    other
      classifications.


  NOTE: The following percentages are used for computing depreciation:

          Land Improvements................6 to 10%
          Site Improvements................3 to 30%
          Buildings........................2 to 10%
          Machinery and Equipment..........3 to 20%
          Furniture and Fixtures..........10 to 20%
          Automotive Equipment............10 to 33%
          Leasehold Improvements...........4 to 6%
          Fertilizer Properties............6 to 7%


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT

           FOR THE YEAR ENDED AUGUST 31, 1992


                                               Additions
                                              Charged to                  Other
                                   Balance    Profit and   Retirements,  Charges    Balance
                                 September 1,  Loss of     Renewals and    Add/    August 31,
       Classification               1991       Income      Replacements  (Deduct)     1992

                                     (Amounts in Thousands)

  Land Improvements.................$    153   $     1        $   -0-    $     (1)    $    153
  Site Improvements.................  13,666       676           3,968          3       10,377
  Buildings.........................  72,369     5,810           8,261        (11)      69,907
  Machinery and Equipment........... 488,684    29,592          98,262     (1,683)     418,331
  Furniture and Fixtures............  22,075     3,738           5,486      1,210       21,537
  Automotive Equipment..............  32,293     3,149           2,626         11       32,827
  Fertilizer Properties.............  34,066     3,591           3,563        -0-       34,094
  Construction and Acquisitions
    in Progress(a)..................     113       -0-            -0-        (113)        -0-
  Leasehold Improvements............   2,375       836            -0-         -0-        3,211

         Totals..................$665,794      $47,393         122,166    $  (584)    $590,437




  (a)  Construction  and  acquisitions in progress reflects the net
      change   for   the   period   after   transfers  to    other
      classifications.


  NOTE: The following percentages are used for computing depreciation:

           Land Improvements.............................6 to 10%
           Site Improvements.............................3 to 30%
           Buildings.....................................2 to 10%
           Machinery and Equipment.......................3 to 20%
           Furniture and Fixtures.......................10 to 20%
           Automotive Equipment.........................10 to 33%
           Leasehold Improvements........................4 to 6%
           Fertilizer Properties.........................6 to 7%


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

      SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF
              PROPERTY, PLANT AND EQUIPMENT

           FOR THE YEAR ENDED AUGUST 31, 1991


                                               Additions
                                               Charged to              Other
                                     Balance    Profit and   Retirements,  Charges    Balance
                                    September 1,  Loss of     Renewals and    Add/    August 31,
       Classification                  1990      Income     Replacements  (Deduct)     1991

                                     (Amounts in Thousands)

  Land Improvements.................$    149   $     3        $   -0-    $       1         $    153
  Site Improvements.................  13,160       878            323          (49)          13,666
  Buildings.........................  71,094     5,640          4,011         (354)          72,369
  Machinery and Equipment........... 471,149    33,404         16,732          863          488,684
  Furniture and Fixtures............  17,856     5,143            915           (9)          22,075
  Automotive Equipment..............  32,505     2,764          2,911          (65)          32,293
  Fertilizer Properties.............  30,201     3,865           -0-           -0-           34,066
  Construction and Acquisitions
    in Progress(a)..................     113       -0-           -0-           -0-              113
  Leasehold Improvements............   1,685       690           -0-           -0-            2,375

         Totals..................   $637,912   $52,387        $24,892    $     387         $665,794




  (a)  Construction  and  acquisitions in progress reflects the net
      change   for   the   period   after   transfers  to    other
      classifications.


  NOTE: The following percentages are used for computing depreciation:

          Land Improvements..........................6 to 10%
          Site Improvements..........................3 to 30%
          Buildings..................................2 to 10%
          Machinery and Equipment....................3 to 20%
          Furniture and Fixtures....................10 to 20%
          Automotive Equipment......................10 to 33%
          Leasehold Improvements.....................4 to 6%
          Fertilizer Properties......................6 to 7%


          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE IX--SHORT-TERM BORROWINGS


                                                                                 Weighted
                                                         Maximum     Average      Average
                                                          Amount      Amount      Interest
                               Balance at   Weighted   Outstanding  Outstanding      Rate
  Category of Aggregate           End of     Average     During      During       During
  Short-Term Borrowings          Period  Interest Rate  the Period   the Period   the Period

                                  (Dollars in Thousands)


    August 31, 1993:
      Demand Loan Certificates.$  29,860      3.8%       $  46,403    $  35,002       4.3%
      Bank Debt................$ 268,783      4.1%       $ 370,726    $ 348,230       4.2%

    August 31, 1992:
      Demand Loan Certificates.$  43,084      5.5%       $  58,684    $  50,516       6.3%
      Bank Debt................$ 200,072      4.5%       $ 200,822    $ 174,397       5.3%

    August 31, 1991:
      Demand Loan Certificates.$  56,796      7.0%       $  58,896    $  55,144       7.6%
      Bank Debt................$ 164,844      6.4%       $ 191,019    $ 158,038       7.5%


  (1) The weighted average interest rate was calculated by dividing
    an    interest  amount  on  short-term  borrowings by the average daily balance of short-term borrowings during the period.


       SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 Charged to Costs and Expenses

                                  For the Year Ended August 31

         Item                     1993          1992      1991

                                     (Amounts in Thousands)
  1.  Maintenance and repairs...$ 61,273    $ 50,252    $ 66,607


  NOTE: All other items required by Schedule X are excluded as such items are less than one (1) percent of total sales for each of the years presented.




                    SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT, FARMLAND INDUSTRIES, INC. HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON
  ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED  IN   THE
  CITY OF KANSAS CITY, STATE OF MISSOURI ON NOVEMBER 29, 1993.

                           FARMLAND INDUSTRIES, INC.

                           BY        H. D. Cleberg

                                     H. D. Cleberg
                           President and Chief Executive Officer

                           BY       John F. Berardi

                                    John F. Berardi
                                 Executive Vice President and
                                   Chief Financial Officer

       Pursuant  to the requirements of the Securities Act of 1933,
  this Form 10-K has been signed for the following persons  on   the
  date    indicated  pursuant  to valid Power of Attorney executed on
  October 21, 1993.

       Signature              Title                    Date


ALBERT J. SHIVLEY Chairman of Board, Director November 29, 1993

     Albert J. Shivley

                       Vice Chairman of Board,
OTIS H. MOLZ          Director                November 29, 1993

      Otis H. Molz

LYMAN ADAMS           Director                November 29, 1993

   Lyman Adams

RONALD J. AMUNDSON    Director                November 29, 1993

 Ronald J. Amundson

BAXTER ANKERSTJERNE    Director                November 29, 1993

Baxter Ankerstjerne

JODY BEZNER           Director                November 29, 1993

Jody Bezner

RICHARD L. DETTEN     Director                November 29, 1993

Richard L. Detten


WILLARD ENGEL          Director                November 29, 1993

Willard Engel

STEVEN ERDMAN          Director                November 29, 1993

Steven Erdman

BEN GRIFFITH          Director                November 29, 1993

Ben Griffith

GAIL D. HALL          Director                November 29, 1993

Gail D. Hall

BARRY JENSEN          Director                November 29, 1993

 Barry Jensen

ROBERT MERKLE          Director                November 29, 1993

Robert Merkle

GREG PFENNING          Director                November 29, 1993

Greg Pfenning

VONN RICHARDSON        Director                November 29, 1993

Vonn Richardson

MONTE ROMOHR          Director                November 29, 1993

Monte Romohr

PAUL RUEDINGER         Director                November 29, 1993

Paul Ruedinger

RAYMOND J. SCHMITZ    Director                November 29, 1993

Raymond J. Schmitz

DALE STENERSON         Director                November 29, 1993

Dale Stenerson

THEODORE J. WEHRBEIN   Director                November 29, 1993

Theodore J. Wehrbein

ROBERT ZINKULA         Director                November 29, 1993

Robert Zinkula