Form 10-Q
period 1994-02-28
FARMLAND INDUSTRIES INC
filed 1994-04-14
CIK 34616

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                            Commission File
February 28, 1994                             Number 2-67985



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



               FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                            February 28            August 31
                                                             1994                  1993
                                                                   (Amounts in Thousands)
CURRENT ASSETS
     Accounts receivable . . . . . . . . . . . . . . . . . . $     359,102         $     320,980
     Inventories (note 2). . . . . . . . . . . . . . . . . .       678,241               496,690
     Prepaid expenses. . . . . . . . . . . . . . . . . . . .        20,688                 4,610
     Other current assets. . . . . . . . . . . . . . . . . .       119,652                93,120

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . $   1,177,683         $     915,400


INVESTMENTS AND  LONG-TERM RECEIVABLES (note 4). . . . . . . $     185,029         $     183,312


PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, at cost. . . . . . . . . $   1,182,839         $   1,154,343
     Less accumulated depreciation and amortization. . . . .       680,664               649,965

NET PROPERTY, PLANT AND EQUIPMENT. . . . . . . . . . . . . . $     502,175         $     504,378


OTHER ASSETS.                                                $     128,524         $     116,891







TOTAL ASSETS.                                                $   1,993,411         $     1,719,981

[FN]
See Accompanying notes to condensed consolidated financial statements.


               FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND EQUITIES

                                                             February 28              August 31
                                                             1994                      1993
                                                                   (Amounts in Thousands)
CURRENT LIABILITIES
     Accounts and notes payable. . . . . . . . . . . . . . . $     557,431         $     504,497
     Current maturities of long-term debt
           (note 3). . . . . . . . . . . . . . . . . . . . .       127,644                31,947
     Customers' advances on product purchases. . . . . . . .       142,381                11,586
     Other current liabilities . . . . . . . . . . . . . . .       149,162               106,851

TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . $     976,618         $     654,881

LONG-TERM DEBT (excluding current maturities). . . . . . . . $     439,096         $     485,861

DEFERRED INCOME TAXES (note 1) . . . . . . . . . . . . . . . $       3,402         $       2,169

MINORITY OWNERS' EQUITY IN SUBSIDIARIES. . . . . . . . . . . $      15,017         $      15,363

INCOME BEFORE INCOME TAXES, PATRONAGE
     REFUNDS AND APPROPRIATION FOR EARNED
          SURPLUS (note 1) . . . . . . . . . . . . . . . . . $       6,193         $       -0-

CAPITAL SHARES AND EQUITIES
     Common shares, $25 par value
           - Authorized 50,000,000 shares. . . . . . . . . . $     378,727         $     379,996
     Other equities. . . . . . . . . . . . . . . . . . . . .       174,358               181,711

TOTAL CAPITAL SHARES AND EQUITIES. . . . . . . . . . . . . . $     553,085         $     561,707



TOTAL LIABILITIES AND EQUITIES . . . . . . . . . . . . . . . $   1,993,411         $   1,719,981

[FN]
See Accompanying notes to condensed consolidated financial statements.


               FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Six Months Ended
                                                             February 28         February 28
                                                                  1994                 1993
                                                                    (Amounts in Thousands)
Sales                                                        $  3,000,903        $     1,915,507

Cost of sales                                                   2,841,579              1,797,542

Gross income.                                                $    159,324        $       117,965

Selling, general & administrative expenses . . . . . . . . . $    135,226        $       122,527

Other income (deductions):
     Interest expense. . . . . . . . . . . . . . . . . . . . $    (27,111)       $       (16,930)
     Operations of joint ventures. . . . . . . . . . . . . .         (906)                (6,583)
     Other, net. . . . . . . . . . . . . . . . . . . . . . .        6,660                  3,821

Total other income (deductions). . . . . . . . . . . . . . . $    (21,357)       $       (19,692)

Income (loss) before income taxes, minority
     owners' interest and patronage refunds. . . . . . . . . $      2,741        $       (24,254)

Minority owners' interest in net loss of subsidiaries. . . . $      3,452        $           -0-


Income (loss) before income taxes and
     patronage refunds (note 1). . . . . . . . . . . . . . . $      6,193        $       (24,254)

[FN]
See Accompanying notes to condensed consolidated financial statements.


               FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                               February 28      February 28
                                                                1994                 1993
                                                                  (Amounts in Thousands)
Sales                                                        $    1,526,911      $     960,190

Cost of sales                                                     1,457,815            904,985

Gross income.                                                $       69,096      $      55,205

Selling, general & administrative expenses . . . . . . . . . $       69,321      $      61,676

Other income (deductions):
     Interest expense. . . . . . . . . . . . . . . . . . . . $      (13,978)     $      (8,961)
     Operations of joint ventures. . . . . . . . . . . . . .          3,161             (4,166)
     Other, net. . . . . . . . . . . . . . . . . . . . . . .          3,730              2,612

Total other income (deductions). . . . . . . . . . . . . . . $       (7,087)     $     (10,515)

Loss before income taxes, minority
     owners' interest and patronage refunds. . . . . . . . . $       (7,312)     $     (16,986)

Minority owners' interest in net loss of subsidiaries. . . . $        2,011      $         -0-



Loss before income taxes and patronage refunds(note 1) . . . $       (5,301)     $     (16,986)

[FN]
See Accompanying notes to condensed consolidated financial statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                              February 28    February 28
                                                                  1994       1993
                                                                (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) before income taxes
     and patronage refunds . . . . . . . . . . . . . . . . . $     6,193       $     (24,254)
     Adjustments to reconcile
     income (loss)  before income taxes and
     patronage refunds to net cash used in
     operating activities:
          Depreciation and amortization. . . . . . . . . . .      30,828              26,360
          Other, net . . . . . . . . . . . . . . . . . . . .      (2,999)                293
          Changes in assets and liabilities:
          Accounts receivable. . . . . . . . . . . . . . . .      25,270             (44,745)
          Inventories. . . . . . . . . . . . . . . . . . . .    (144,619)           (188,589)
          Other assets . . . . . . . . . . . . . . . . . . .     (55,843)             (7,588)
          Accounts payable . . . . . . . . . . . . . . . . .      (6,742)             (6,574)
          Advances on product purchases. . . . . . . . . . .     130,795             102,707
          Accrued interest and other liabilities . . . . . .       8,900              (2,801)
Net cash used in operating activities. . . . . . . . . . . . $    (8,217)      $    (145,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to borrowers by finance companies. . . . . . . $       -0-       $    (326,065)
     Collections from borrowers by finance
        companies. . . . . . . . . . . . . . . . . . . . . .         -0-             316,170
     Proceeds from disposal of investments
          and notes receivable . . . . . . . . . . . . . . .       8,789               2,176
     Acquisition of investments and
          notes receivable . . . . . . . . . . . . . . . . .     (17,936)            (10,595)
     Acquisition of businesses (note 4). . . . . . . . . . .     (33,251)                -0-
     Capital expenditures. . . . . . . . . . . . . . . . . .     (35,183)            (57,277)
     Other                                                        12,438               1,915
Net cash used in investing activities. . . . . . . . . . . . $   (65,143)      $     (73,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net decrease of demand loan certificates. . . . . . . . $    (8,378)      $     (15,122)
     Proceeds from bank loans and notes payable. . . . . . .     620,407             596,043
     Payments on bank loans and notes payable. . . . . . . .    (596,852)           (449,298)
     Proceeds from issuance of
           subordinated debt certificates. . . . . . . . . .      31,829              42,149
     Payments for redemption of
          subordinated debt certificates . . . . . . . . . .     (23,835)            (10,533)
     Increase of checks and drafts outstanding . . . . . . .      20,585              51,943
     Payments for redemption of equities . . . . . . . . . .         (46)            (13,444)
     Payments of patronage refunds and dividends . . . . . .         -0-             (17,938)
     Other                                                         1,277                 328
Net cash provided by financing activities. . . . . . . . . . $    44,987       $     184,128

Net decrease in cash and cash equivalents. . . . . . . . . . $   (28,373)      $     (34,739)
Cash and cash equivalents at
      beginning of period. . . . . . . . . . . . . . . . . .      28,373              34,739
Cash and cash equivalents at end of period . . . . . . . . . $       -0-       $       -0-

See accompanying notes to condensed consolidated financial statements



                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Interim Financial Statements

 The information included in these condensed consolidated financial statements reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Certain reclassifications have been made to the condensed consolidated statements of operations of the prior year to conform with the current year presentation.

 In accordance with the bylaws of Farmland Industries, Inc. ("Farmland") and its cooperative subsidiaries, patronage refunds are apportioned and distributed or patronage losses are apportioned at the end of each fiscal year. As this apportionment is determined only at the end of each fiscal year and since the provision for income taxes, dividends, and the resultant amount of net income (loss) transferred to surplus are dependent upon the determination of the amount of the patronage refund or patronage loss, Farmland Industries, Inc. and subsidiaries ("the Company") has historically made no provisions for income taxes or patronage refunds in its interim financial statements. Therefore, the amount of interim income before income taxes and patronage refunds has been reflected as a separate item in the accompanying February 28, 1994 condensed consolidated balance sheet.

(2)  Inventories

 Major components of inventories at February 28, 1994, and August 31, 1993, are as follows:

                                                       February 28    August 31
                                                          1994          1993
                                                          (Amounts in Thousands)
          Finished and in-process products  . . . . $     381,930    $     285,947
          Grain. . . . . . . . . . . . . .  . . . . . . . 166,793           91,990
          Beef . . . . . . . . . . . . . . . . . . . . . . 23,191           27,754
          Materials. . . . . . . . . . . . . . . . . . . . 47,027           43,857
          Supplies . . . . . . . . . . . . . . . . . . . . 40,030           41,388
                                                    $     658,971    $     490,936
          LIFO adjustment. . . . . . . . . . . . . . . . . 19,270            5,754
                                                    $     678,241    $     496,690


 All inventories, other than grain, supplies and certain beef and petroleum inventories, are valued at the lower of first-in, first-out (FIFO) cost or market. The Company follows a policy of hedging its grain commodity transactions. Grain inventories are valued at market adjusted for net unrealized gains or losses on open commodity contracts. Supplies are valued at cost. Crude oil, refined petroleum products, beef and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, a seasonal market value decline below cost of LIFO inventories, at an interim date, which is reasonably expected to be restored by year-end, is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At February 28, 1994, the carrying value of petroleum inventories stated under the LIFO method was $105,578,000. This exceeded the market value of such inventory by $10,165,000. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation.

 Had the lower of first-in, first-out (FIFO) cost or market been used to value these petroleum products, inventories at February 28, 1994 would have been lower by $19,270,000. The LIFO valuation method had the effect of increasing income before income taxes and patronage refunds for the three and six months ended February 28, 1994 by $9,683,000 and $13,516,000, respectively, and increasing income before income taxes and patronage refunds for the three and six months ended February 28, 1993 by $5,615,000 and $8,314,000, respectively.

 The carrying value of beef inventories stated under the LIFO method was $20,712,000 at February 28, 1994. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the income reported for the three and six months ended February 28, 1994, because market value of these inventories was lower than LIFO or FIFO cost.

(3)  Contingencies

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

 If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon (through February 28, 1994, of approximately $140,000,000). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

 National Beef Packing Company L.P. ("NBPC"), a 58%-owned subsidiary (engaged in beef processing operations) has lines of credit under an agreement in which two banks participate. Borrowings covered by this loan agreement are nonrecourse to the Company. As a result of losses in beef operations, NBPC is not in compliance with certain covenants of this agreement. At February 28, 1994, the Company's investments in and advances to NBPC were $23,374,000.

(4)  Acquisition of Businesses

 In December 1993, Farmland acquired 100% ownership of seven international grain trading companies (collectively referred to as "Tradigrain"), for approximately $31,028,000 in cash.

 In October 1993, Farmland acquired all of the assets and assumed certain liabilities of National Carriers, Inc. in Liberal, Kansas for approximately $2,223,000 in cash.

 The purchase method of accounting has been used to account for these acquisitions. The results of operations of the acquired enterprises have been included in the accompanying consolidated statements of operation from the dates of acquisition. The pro forma effects of these acquisitions on the accompanying consolidated financial statements are not significant.


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

 Cooperative farm supply operations consists of three product divisions--petroleum, fertilizer and agricultural chemicals, and feed. Products of the petroleum division are principally refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires and accessories. Principal products of the fertilizer and agricultural chemicals division are nitrogen, phosphate and potash fertilizers and a complete line of insecticides, herbicides and mixed chemicals. Feed division products include swine, beef, poultry, mineral and specialty feeds, feed ingredients and animal health products.
The Company distributes farm supply products at wholesale. Its customers are primarily local farm cooperative associations which are members and owners of Farmland. These local cooperatives distribute products primarily to farmers and ranchers who utilize the products in the production of farm crops and livestock.

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

 The Company's debt securities are offered through a wholly-owned broker/dealer subsidiary on a best-efforts basis. The types of securities offered include certificates payable on demand and five-, ten- and twenty-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the six months ended February 28, 1994, the outstanding balance of demand loan and subordinated debt certificates decreased $400,000.

 The Company's credit lines with CoBank provide a source of long-term and short-term funds and provide support for letters of credit issued by the bank on behalf of Farmland. Under these lines, a commodity loan is available to finance grain inventories, seasonal loans are available for financing inventories and operations, and term loans are available for facility additions. At February 28, 1994, the maximum borrowings available to Farmland under existing lines of credit with CoBank totaled $510.7 million, of which $243.6 million was borrowed, and $55.1 million was being utilized for support of letters of credit issued on behalf of Farmland by CoBank.

 CoBank and Rabobank Nederland have been retained by Farmland as Co-agents to lead a syndication of a $650 million credit facility offered by the Company to a group of both domestic and foreign banks. The Co-agents have committed to provide up to $500 million of the syndication amount. To provide for the time necessary to complete this transaction, both CoBank and Rabobank have extended their existing credit agreements until May 16, 1994. The Company expects to have completed the syndication by that time, and the new credit agreement will replace the existing CoBank and Rabobank lines of credit and combine other existing credit facilities under a single credit agreement.

 Farmland's loan agreements with CoBank contain provisions which require the Company to maintain consolidated working capital of not less than $150 million and to maintain consolidated net worth of not less than $425 million. In addition, the agreements require the Company to maintain funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (any subsidiary for which Farmland is not directly or indirectly liable for any of such subsidiary's indebtedness). It is expected that the terms of the new credit agreement will be substantially the same as those in the existing CoBank agreement. Computed in accordance with the loan agreements, at February 28, 1994, working capital was $216.5 million, net worth was $565.0 million and funded indebtedness and senior funded indebtedness were 46.7% and 23.4% of capitalization, respectively.

 Farmland also has credit facilities with various commercial banks. At February 28, 1994, Farmland's available credit from commercial banks under committed and uncommitted arrangements was $215.0 million and $40.0 million, respectively. At February 28, 1994, borrowings under the committed credit facilities were $125.0 million. At February 28, 1994, there were no borrowings under the uncommitted credit facilities. In addition, $16.9 million was used to support letters of credit issued by such banks on Farmland's behalf. Financial covenants of these arrangements are not more restrictive than Farmland's credit lines with CoBank.

 Management considers these arrangements for debt capital to be adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

 In December 1993, Farmland acquired 100% ownership of seven international grain brokerage companies (collectively referred to as "Tradigrain"). Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to the Company. Tradigrain's operations are expected not to increase or decrease the Company's liquidity in any material way.

 Negotiations to sell a refinery at Coffeyville, Kansas were terminated during the three months ended February 28, 1994.
Future discussions regarding the disposition of this refinery are not contemplated at this time.

 National Beef Packing Company L.P. ("NBPC"), a 58%-owned subsidiary (engaged in beef processing operations) has lines of credit under an agreement in which two banks participate. This agreement is intended to provide credit for NBPC's operations and facilities. Borrowings covered by this loan agreement are nonrecourse to the Company. NBPC is not in compliance with certain covenants of this agreement. See note 3 of the notes to the condensed consolidated financial statements.

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

 Major uses of cash during the six months ended February 28, 1994 include $35.2 million for capital expenditures, $33.3 million for acquisition of businesses and $17.9 million for acquisition of investments. These funds were provided from a $23.6 million increase in net bank borrowings , a $20.6 million increase in checks and drafts outstanding and $28.4 million was provided from the 1993 year end cash balance.

 The Internal Revenue Service issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See note 3 of the notes to the condensed consolidated financial statements.


Results of Operations

 Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of Farmland are highly seasonal. The majority of sales of farm supply products occurs in the spring months, revenues in grain marketing historically are concentrated in the summer months and summer is the lowest sales period for pork marketing. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the three months and six months ended February 28, 1994 should not be annualized to project a full year's results.


Six Months Ended February 28, 1994 Compared with Six Months Ended
February 28, 1993

  Sales

 Sales for the six months ended February 28, 1994, increased $1,085.4 million or 56.7% compared with the corresponding period of the prior year. The increase includes $944.7 million higher sales of agricultural output products (grain, pork and beef), $126.9 million higher sales of farm production input products (fertilizer and agricultural chemicals, petroleum and feed) and $13.8 million higher sales of other products and services.

 Sales of output products increased mostly because of business acquisitions. Food marketing sales increased $700.9 million principally because beef operations, acquired in April 1993, had sales of $572.1 million in the six months ended February 28, 1994 and sales of pork products increased $128.8 million, primarily due to the acquisition of a plant at Monmouth, Illinois in February, 1993. In addition, grain sales increased $243.8 million primarily due to higher unit sales and prices of corn and milo.

 The increase of input products sales was principally caused by higher fertilizer and feed unit sales and by higher feed ingredients prices. Fertilizer and feed sales increased
$105.8 million and $36.7 million, respectively. Petroleum sales decreased $15.6 million.

 Sales of petroleum products decreased mostly because of $8.9 million lower sales of propane, $4.9 million lower sales of natural gas liquids ("NGL's") and $2.3 million lower sales of refined fuels. Propane sales decreased principally because grain drying activities were less extensive in the current year than in the prior year when weather conditions were extremely wet during the fall harvest. Sales of NGL's decreased because these products were consumed in processing activities at the refinery. During the prior year, production at the refinery was suspended approximately 40 days for scheduled maintenance and during the maintenance period the NGL's were sold. Refined fuel sales decreased because the average selling price was lower than in the prior year. Unit sales of refined fuels exceeded the prior year by 12%.

Income Before Income Taxes and Patronage Refunds

 Income before income taxes and patronage refunds for the six months ended February 28,1994 increased $30.4 million compared with the corresponding period of the prior year. The improvement is attributable to the agricultural input side of the Company's business. Petroleum, fertilizer and agricultural chemicals, and other agricultural input businesses increased operating profits by $25.1 million, $13.5 million, and $2.3 million, respectively. In addition, the Company's share of fertilizer joint ventures' income increased $8.8 million. These increases were partly offset by decreased results in the grain and food marketing businesses of $7.8 million and $5.6 million, respectively, and by $10.2 million higher interest.

 Results from petroleum operations increased primarily because unit margins on diesel fuels with low levels of sulfur (required by the Environmental Protection Agency for diesel fuel sold after September 30, 1993) were higher than in the corresponding period of the prior year. These margins were significantly higher immediately after the crossover to low level sulfur fuels. In addition, unit margins on other refined fuels improved because crude oil costs decreased and because production at the Coffeyville, Kansas refinery was substantially higher than in the prior year when production was suspended 40 days for scheduled maintenance.

 Operating profit of the fertilizer and agricultural chemicals business increased principally because of increased fertilizer selling prices and 32% higher unit sales. The unit sales increase was primarily due to more favorable weather conditions.

 The grain marketing business had a loss of $7.0 million in the six months ended February 28, 1994 compared with an operating profit of $.9 million in the corresponding period of the prior year. The loss is attributable to low unit margins on grain sales, higher operating expenses and weather-related grain spoilage.

 The food marketing business had lower operating profit primarily because of a $5.2 million operating loss in its beef operations acquired in April, 1993. This loss was primarily due to the effect of intense competition on margins in beef and to unusually high cattle prices.

 The Company's share of joint ventures' income increased $5.7 million of which $8.8 million was increased income of fertilizer ventures and $3.2 million was decreased income of a beef venture.

 Interest expense increased primarily due to an increase of the level of borrowed funds.


Three Months Ended February 28, 1994 Compared with the Three
Months Ended February 28, 1993.

 The changes in sales and income before income taxes and patronage refunds for the three months ended February 28, 1994, compared to the corresponding period of the prior year, are primarily as discussed in the six months comparison.


Recent Accounting Pronouncements

 In the first quarter of fiscal year 1994, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS 106, the expected costs of providing such benefits are accrued during the active service period of the employee rather than accounting for such costs on a pay-as-you-go (cash) basis. The effect of implementation of SFAS 106, including amortization (over 20 years) of previously unrecognized costs related to the service period already rendered (the transition obligation) was insignificant.

 In the first quarter of fiscal year 1994, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based upon the tax effect of differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 generally allows recognition of deferred tax assets if future realization of the tax benefit is more likely than not. The effect of implementation of SFAS 109 at September 1, 1993 was insignificant.


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




                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

 The exhibits listed below are filed as part of Form 10-Q for quarter ended February 28, 1994.

         None

(b)  No reports on Form 8-K were filed during the quarter ended
     February 28, 1994.



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



Date:   April 14, 1994