Form 10-Q
period 1994-05-31
FARMLAND INDUSTRIES INC
filed 1994-07-14
CIK 34616

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                        Commission File
May 31, 1994                                              Number 2-67985



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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                May 31           August 31
                                                                                 1994             1993

                                                                                  (Amounts in Thousands)
CURRENT ASSETS
     Cash and Cash Equivalents  . . . . . . . . . . . . . . . . . . . . .  $         7,000     $       28,373
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .          438,537            320,980
     Inventories (note 2)   . . . . . . . . . . . . . . . . . . . . . . .          510,242            496,690
     Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . .           11,990              4,610
     Other current assets   . . . . . . . . . . . . . . . . . . . . . . .           99,971             64,747
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,067,740      $     915,400

NET PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . .  $       499,203     $      504,378
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------


OTHER ASSETS      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       126,562     $      116,891
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------


TOTAL ASSETS      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,873,542    $     1,719,981
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ===============    ===============

See Accompanying notes to condensed consolidated financial statements.

                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                                May 31           August 31
                                                                                 1994               1993
                                                                           ----------          -----------
                                                                                (Amounts in Thousands)
CURRENT LIABILITIES
     Accounts and notes payable   . . . . . . . . . . . . . . . . . . . .  $       408,664     $      504,497
     Current maturities of long-term debt   . . . . . . . . . . . . . . .          198,383             31,947
     Customers' advances on product purchases   . . . . . . . . . . . . .           17,034             11,586
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . .          175,735            106,851
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  --------------      --------------

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .  $       799,816     $      654,881
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  --------------      --------------

LONG-TERM DEBT (excluding current maturities) . . . . . . . . . . . . . .  $       459,116     $      485,861
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  --------------      --------------

DEFERRED INCOME TAXES (note 1)  . . . . . . . . . . . . . . . . . . . . .  $         3,402     $        2,169
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  --------------      --------------

MINORITY OWNERS' EQUITY IN SUBSIDIARIES . . . . . . . . . . . . . . . . .  $        14,457     $       15,363
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

INCOME BEFORE INCOME TAXES, PATRONAGE REFUNDS AND
     APPROPRIATION FOR EARNED SURPLUS (note 1)  . . . . . . . . . . . . .  $        43,687     $          -0-
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

CAPITAL SHARES AND EQUITIES
     Common shares, $25 par value - Authorized 50,000,000 shares  . . . .  $       373,451     $      379,996
     Other equities   . . . . . . . . . . . . . . . . . . . . . . . . . .          179,613            181,711
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

TOTAL CAPITAL SHARES AND EQUITIES . . . . . . . . . . . . . . . . . . . .  $       553,064     $      561,707
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------


TOTAL LIABILITIES AND EQUITIES  . . . . . . . . . . . . . . . . . . . . .  $     1,873,542     $    1,719,981
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ===============   ================


                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Nine Months Ended
                                                                                May 31             May 31
                                                                                 1994               1993
                                                                                  (Amounts in Thousands)
Sales             . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     4,981,747     $    3,360,033

Cost of sales     . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,700,939          3,141,330
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Gross income      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       280,808     $      218,703
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Selling, general & administrative expenses  . . . . . . . . . . . . . . .  $       218,372     $      179,704
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Other income (deductions):
     Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . .  $       (38,310)    $      (25,097)
     Operations of joint ventures   . . . . . . . . . . . . . . . . . . .            4,568            (10,147)
     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,037              7,881
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Total other income (deductions) . . . . . . . . . . . . . . . . . . . . .  $       (23,705)    $      (27,363)
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Income before income taxes, minority owners' interest
     and patronage refunds (note 1)   . . . . . . . . . . . . . . . . . .  $        38,731     $       11,636

Minority owners' interest in net (income) loss of subsidiaries  . . . . .  $         4,956     $         (636)
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------


Income before income taxes and patronage refunds (note 1) . . . . . . . .  $        43,687     $       11,000
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ===============     ==============

See Accompanying notes to condensed consolidated financial statements.

                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended
                                                                                May 31             May 31
                                                                                 1994               1993
                                                                                 (Amounts in Thousands)
Sales             . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,980,844     $    1,444,526

Cost of sales     . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,859,360          1,343,788
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Gross income      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       121,484     $      100,738
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Selling, general & administrative expenses  . . . . . . . . . . . . . . .  $        83,146     $       57,177
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Other income (deductions):
     Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . .  $       (11,199)    $       (8,167)
     Operations of joint ventures   . . . . . . . . . . . . . . . . . . .            5,474             (3,564)
     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,377              4,060
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Total other income (deductions) . . . . . . . . . . . . . . . . . . . . .  $        (2,348)    $       (7,671)
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Income before income taxes, minority owners' interest
     and patronage refunds (note 1)   . . . . . . . . . . . . . . . . . .  $        35,990     $       35,890

Minority owners' interest in net (income) loss of subsidiaries  . . . . .  $         1,504     $         (636)
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------


Income before income taxes and patronage refunds (note 1) . . . . . . . .  $        37,494     $       35,254
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ===============     ==============

See Accompanying notes to condensed consolidated financial statements.

                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                May 31             May 31
                                                                                 1994               1993
                                                                           --------------      --------------
                                                                                  (Amounts in Thousands)
Cash flows from operating activities:
     Income before income taxes and patronage refunds   . . . . . . . . .  $        43,687     $       11,000
     Adjustments to reconcile income before income taxes and
     patronage refunds to net cash used in operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . .           49,591             40,827
          Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,081)            (1,897)
          Changes in assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . . . . . . .          (54,617)           (88,662)
               Inventories  . . . . . . . . . . . . . . . . . . . . . . .           23,380            (64,735)
               Other assets   . . . . . . . . . . . . . . . . . . . . . .          (39,007)           (27,327)
               Accounts payable   . . . . . . . . . . . . . . . . . . . .           54,916             55,303
               Advances on product purchases  . . . . . . . . . . . . . .            5,448              3,649
               Accrued interest and other liabilities   . . . . . . . . .           46,146              2,043
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------
Net cash provided by (used in) operating activities . . . . . . . . . . .  $       121,463     $      (69,799)
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Cash flows from investing activities:
     Advances to borrowers by finance companies   . . . . . . . . . . . .  $           -0-     $     (490,677)
     Collections from borrowers by finance companies  . . . . . . . . . .              -0-            464,321
     Proceeds from disposal of investments and notes receivable   . . . .           27,056              8,740
     Acquisition of investments and notes receivable  . . . . . . . . . .          (14,935)           (20,309)
     Acquisition of businesses (note 4)   . . . . . . . . . . . . . . . .          (33,251)           (10,500)
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .          (47,782)           (78,845)
     Proceeds from sale of fixed assets   . . . . . . . . . . . . . . . .           14,399             11,796
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------
Net cash used in investing activities . . . . . . . . . . . . . . . . . .  $       (54,513)    $     (115,474)
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Cash flows from financing activities:
     Net decrease of demand loan certificates   . . . . . . . . . . . . .  $        (1,484)    $      (13,477)
     Proceeds from bank loans and notes payable   . . . . . . . . . . . .        1,183,819            696,225
     Payments on bank loans and notes payable   . . . . . . . . . . . . .       (1,287,651)          (572,194)
     Proceeds from issuance of subordinated debt certificates   . . . . .           43,868             59,562
     Payments for redemption of subordinated debt certificates  . . . . .          (29,026)           (13,916)
     Increase of checks and drafts outstanding  . . . . . . . . . . . . .              -0-             25,439
     Payments for redemption of equities  . . . . . . . . . . . . . . . .             (158)           (13,489)
     Payments of patronage refunds and dividends  . . . . . . . . . . . .              -0-            (17,946)
     Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,309                330
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------
Net cash provided by (used in) financing activities . . . . . . . . . . .  $       (88,323)    $      150,534
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  --------------      --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .  $       (21,373)    $      (34,739)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .           28,373             34,739
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ---------------     --------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .  $         7,000     $          -0-
                  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  ===============    ===============

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

    In accordance with the bylaws of Farmland Industries, Inc. ("Farmland") and its cooperative subsidiaries, patronage refunds are apportioned and distributed or patronage losses are apportioned at the end of each fiscal year. As this apportionment is determined only at the end of each fiscal year, and since the provision for income taxes, dividends, and the resultant amount of net income
(loss) transferred to surplus are dependent upon the determination of the amount of the patronage refund or patronage loss, Farmland Industries, Inc. and subsidiaries ("the Company") has historically made no provisions for income taxes or patronage refunds in its interim financial statements. Therefore, the amount of interim income before income taxes and patronage refunds has been reflected as a separate item in the accompanying May 31, 1994 condensed consolidated balance sheet.

(2)    INVENTORIES

    Major components of inventories at May 31, 1994, and August 31, 1993, are as follows:

                                                                        May 31            August 31
                                                                         1994                1993
                                                                           (Amounts in Thousands)
          Finished and in-process products  . . . . . . . . . . .   $       285,521    $       285,947
          Materials   . . . . . . . . . . . . . . . . . . . . . .            41,888             43,857
          Supplies  . . . . . . . . . . . . . . . . . . . . . . .            39,612             41,388
          Beef    . . . . . . . . . . . . . . . . . . . . . . . .            23,064             27,754
          Grain   . . . . . . . . . . . . . . . . . . . . . . . .           110,152             91,990
                  . . . . . . . . . . . . . . . . . . . . . . . .   ---------------     --------------
                                                                    $       500,237    $       490,936
          LIFO adjustment   . . . . . . . . . . . . . . . . . . .            10,005              5,754
                  . . . . . . . . . . . . . . . . . . . . . . . .   ---------------     --------------

                                                                    $       510,242    $       496,690
                                                                    ===============    ===============

    All inventories, other than supplies, grain and certain beef and petroleum inventories, are valued at the lower of first-in, first-out (FIFO) cost or market. Supplies are valued at cost. The Company follows a policy of hedging its grain inventory and transactions. Grain inventories are valued at market adjusted for the net unrealized gains or losses on open grain contracts. Crude oil, refined petroleum products, beef and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, a seasonal market value decline below cost of LIFO inventories, at an interim date, which is reasonably expected to be restored by year-end, is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At May 31, 1994, the carrying value of petroleum inventories stated under the LIFO method was $88,432,000. This exceeded the market value of such inventory by $564,000. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation.

     Had the lower of first-in, first-out (FIFO) cost or market been used to value these petroleum products, inventories at May 31, 1994 would have been lower by $10,005,000. The LIFO valuation method had the effect of increasing income before income taxes and patronage for the nine months ended May 31, 1994 and 1993 by $4,251,000 and $5,901,000, respectively and had the effect of decreasing income before income taxes and patronage refunds for the three months ended May 31, 1994 and 1993 by $9,265,000 and $2,414,000, respectively.

     The carrying value of beef inventories stated under the LIFO method was $20,712,000 at May 31, 1994. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the income reported for the three and nine months ended May 31, 1994 and 1993, because market value of these inventories was lower than LIFO or FIFO cost.


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

     On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,775,000. The asserted deficiencies relate primarily to the Company's tax treatment of the sale of the Terra stock and the distributions received from Terra prior to the sale. The IRS asserts that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset, and that, as a nonexempt cooperative, Farmland was not entitled to an intercorporate dividends-received deduction in respect of the 1983 distribution by Terra. It further asserts that Farmland incorrectly characterized gains for tax purposes aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from the disposition of certain other assets. On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. March 6, 1995 is the date set for trial.

     If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon through May 31, 1994, of approximately $145,000,000. In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

     Should the IRS ultimately prevail on all of its asserted claims, the claimed federal and state income taxes as well as accrued interest would become immediately due and payable, and would be charged to current operations. In such case, the Company would be required to renegotiate its agreements with banks to maintain compliance with various provisions of such agreements, including working capital, minimum net worth and funded indebtedness provisions. However, no assurance can be given that such renegotiation would be successful. Alternatives could include other financing arrangements or the possible sale of assets.

(4)  ACQUISITION OF BUSINESSES

     In December 1993, Farmland acquired 100% ownership of seven international grain trading companies (collectively referred to as "Tradigrain"), for approximately $31,028,000 in cash and in October 1993, Farmland acquired approximately 53% of the common stock of National Carriers, Inc. in Liberal, Kansas for approximately $2,223,000 in cash.

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

     Farm supply operations consists of three product divisions--petroleum, crop production and feed. Products of the petroleum division are principally refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires and accessories. Principal products of the crop production division are nitrogen, phosphate and potash based plant nutrients and a complete line of plant protection products. Products of the feed division include swine, beef, poultry, mineral and specialty feeds, feed ingredients and animal health products. The Company distributes farm supply products at wholesale. Its customers are primarily local farm cooperative associations which are members and owners of Farmland. These local cooperatives distribute products primarily to farmers and ranchers who utilize the products in the production of farm crops and livestock.

     Cooperative marketing operations include the storage and marketing of grain, processing pork and beef, and marketing fresh pork, processed pork, fresh beef and boxed beef. Hogs and grain are supplied to the Company primarily by members. Cattle are purchased from producers in the proximity of beef plants at Liberal and Dodge City, Kansas. The Company has made arrangements for beef producers to become members and supply cattle to the Company on a patronage basis.

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

     The Company's revenues depend to a large extent on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies, and direct imports or exports. In addition, global variables which affect supply, demand and price of crude oil and refined fuels impact the Company's petroleum operations. Management cannot determine the extent to which future operations of the Company may be impacted by these factors. The Company's cash flow and net income may be volatile as conditions affecting agriculture and markets for the Company's products change.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains two primary sources for debt capital: a continuous public offering of its debt securities and bank lines of credit.

     The Company's debt securities are offered through a wholly-owned broker/dealer subsidiary on a best-efforts basis. The types of securities offered include certificates payable on demand and subordinated debt certificates which mature in five, ten and twenty years. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the nine months ended May 31, 1994, the outstanding balance of demand loan and subordinated debt certificates increased $13,358,000.

     In May 1994, Farmland entered into a $650 million syndicated credit facility provided by The National Bank for Cooperatives, Rabobank Nederland and other domestic and international banking institutions. Under this syndicated loan agreement, short-term borrowings of up to $450 million are available to the Company to finance seasonal operating and inventory levels and to support letters of credit issued by participating banks on behalf of Farmland. In addition, revolving term loans of up to $200 million are available for facility additions. At May 31, 1994, $186.0 million was borrowed under the short-term credit line, $25.8 million was being utilized for support of letters of credit issues on behalf of Farmland by participating banks and $50.0 million was borrowed under revolving term loans.

     The syndicated credit facility contains provisions which require the Company to maintain consolidated working capital of not less than $150 million and to maintain consolidated net worth of not less than $475 million. In addition, the agreement requires the Company to maintain funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries as defined in the credit agreement. Computed in accordance with the loan agreements, at May 31, 1994, working capital was $192.5 million, net worth was $596.8 million and funded indebtedness and senior funded indebtedness were 43.7% and 19.5% of capitalization, respectively.

     In addition to the syndicated credit facility, Farmland maintains other borrowing agreements. At May 31, 1994, $42.0 million was borrowed under such agreements. Financial covenants of these arrangements are not more restrictive than Farmland's syndicated credit facility.

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

     National Beef Packing Company L.P. ("NBPC"), 58%-owned by Farmland, completed a restructuring of its bank credit facility in May 1994. Borrowings covered by this loan agreement are nonrecourse to Farmland or its other affiliates. Repayments to Farmland of the subordinated notes and distributions to NBPC's partners are restricted under the bank credit agreement to prior payment in full to the bank of all principal of and interest on the nonrecourse debt. At May 31, 1994, Farmland had advanced $38.2 million to NBPC.

     Leveraged leasing has been utilized to finance railcars, and a substantial portion of plant nutrients production equipment. Under the most restrictive covenants of its leases, the Company has agreed to maintain working capital of at least $75 million, consolidated funded indebtedness not greater than 65% of consolidated capitalization, and consolidated senior funded indebtedness not greater than 50% of consolidated capitalization.

     Major uses of cash during the nine months ended May 31, 1994 include payments of $103.8 million on bank loans and other notes, $47.8 million for capital expenditures, $33.3 million for acquisition of businesses and $14.9 million for acquisition of investments. Major sources of cash include $121.5 million from operations, $13.4 million from an increase in the balance of demand loan and subordinated debt certificates outstanding, $41.5 million from dispositions of investments, a dragline and other assets, and $21.4 million provided from the 1993 year end cash balance.

     The Internal Revenue Service issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See note 3 of the notes to the condensed consolidated financial statements.


RESULTS OF OPERATIONS

     Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal. The majority of sales of farm supply products occurs in the spring months, revenues in the beef business and in grain marketing historically are concentrated in the summer months and summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the three months and nine months ended May 31, 1994 should not be annualized to project a full year's results.


NINE MONTHS ENDED MAY 31, 1994 COMPARED WITH NINE MONTHS ENDED MAY 31, 1993

  SALES

     Sales for the nine months ended May 31, 1994 increased $1.62 billion or 48.3% compared with the corresponding period of the prior year. The increase includes $1.39 billion higher sales of agricultural output products, $201.1 million higher sales of farm production input products and $29.8 million higher sales of other products and services.

     Sales of output products increased primarily because of business acquisitions. Food marketing sales increased $903.9 million principally because beef operations, acquired on April 15, 1993, had sales of $143.2 million in the one and one-half month period ended May 31, 1993, and sales of $885.2 million in the nine months ended May 31, 1994. Sales of pork products increased $162 million primarily due to the acquisition of a plant at Monmouth, Illinois in February 1993. In addition, grain sales increased $486.9 million primarily due to higher unit sales of corn and milo.

     Sales of input products increased due to $199.4 million higher sales of crop production products and $48.8 million higher sales of formula feed and feed ingredients. Petroleum sales decreased $47.1 million.

     Sales of crop production products increased because unit sales of plant nutrients increased approximately 18% and because the average price of these products increased approximately 10%. Feed sales increased because unit sales of formula feeds and ingredients increased approximately 12% and 11%, respectively. In addition, feed ingredients prices increased 7%.

     Sales of petroleum products decreased mostly because of $11.9 million lower sales of propane, $6.2 million lower sales of natural gas liquids ("NGL's") and $30.2 million lower sales of refined fuels. Propane sales decreased principally because grain drying activities were less extensive in the current year than in the prior year reflecting the decline in the amount of grain harvested. Sales of NGL's decreased because these products were consumed in 1994 in processing activities at the refinery. During the prior year, production at the refinery was suspended approximately 40 days for scheduled maintenance and during the maintenance period NGL's were sold. Refined fuel sales decreased because the average selling price was 12% lower than in the prior year. Unit sales of refined fuels exceeded the prior year by approximately 6%.

INCOME BEFORE INCOME TAXES AND PATRONAGE REFUNDS

     Income before income taxes and patronage refunds for the nine months ended May 31,1994 increased $32.7 million compared with the corresponding period of the prior year. Results in the Company's crop production and in petroleum operations increased $38.2 million and $23.3 million, respectively. In addition, the Company's share of net income from joint ventures engaged in plant nutrients operations increased $17.6 million. These increases were partly offset by a $24.6 million decrease in results from grain marketing, a $9.1 million decrease in results from food marketing and by $13.2 million higher interest expense.

     Results from petroleum operations increased $23.3 million primarily because unit margins on diesel fuels with low levels of sulfur (required by the Environmental Protection Agency for diesel fuel sold after September 30, 1993) were higher than in the corresponding period of the prior year. These margins were significantly higher immediately after the crossover to the low sulfur level diesel. In addition, margins on other refined fuels improved because crude oil costs decreased and because production at the Coffeyville, Kansas refinery was substantially higher than in the prior year.

     Operating profits of the crop production business in the nine months ended May 31, 1994 increased $38.2 million compared with the corresponding period of the prior year. This increase resulted from higher unit sales and unit margins which increased in response to stronger market conditions. Demand for plant nutrients in 1994 was stronger than in 1993 due to an increase in the number of acres under cultivation, principally corn acreage (corn acreage harvested was relatively low in 1993 due to wet weather and the resulting floods). In addition, demand for plant nutrients was stimulated by favorable weather conditions during the fall and spring application seasons. The increased demand for plant nutrients translated into higher unit sales and margins and contributed significantly to the Company's increased operating results for the nine months ended May 31, 1994.

     The grain marketing business had a loss of $24.4 million in the nine months ended May 31, 1994 compared with an operating profit of $.2 million in the corresponding period of the prior year. The loss is attributable to negative unit margins on domestic and international grain transactions and higher domestic operating expenses.

     Operating profit of the food marketing business in the nine months ended May 31, 1994 decreased $9.1 million compared with the corresponding period of the prior year. The Company's beef operations, acquired on April, 15, 1993, had an operating loss of $8.2 million in the current nine-month period compared with an operating profit of $2.5 million in the one and one-half month period ending May 31, 1993. The loss in the current nine months was primarily a result of intense competition in the beef industry and unusually high cattle prices.

     Operating profit from pork processing and marketing in the nine months ended May 31, 1994 increased $1.6 million compared with the corresponding period of the previous year. This increase was principally due to higher unit sales mostly offset by $23.7 million higher selling, general and administrative expenses. These expenses increased primarily because operations of the Monmouth, Illinois pork plant were included in the Company's operations for the full nine-month period ended May 31, 1994. This plant was acquired in February 1993.

     Selling, general and administrative expenses in the nine months ended May 31, 1994 increased $38.6 million compared with the corresponding period of the prior year. Approximately, $23.7 million of the increase is in pork marketing, $4.1 million of the increase is in grain marketing, and $10.8 million is a result of business acquisitions, principally Tradigrain, NBPC and National Carriers, Inc.

     Interest expense increased primarily due to an increase of the level of borrowed funds.


THREE MONTHS ENDED MAY 31, 1994 COMPARED WITH THE THREE MONTHS ENDED MAY 31,
1993.

     The changes in sales and income before income taxes and patronage refunds for the three months ended May 31, 1994, compared to the corresponding period of the prior year, are primarily as discussed in the nine months comparison, except for operating profit in the petroleum business. Operating profit in the petroleum business decreased in the three months ended May 31, 1994 compared with the corresponding period of 1993 due to higher crude oil costs.


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

     Statement of Financial Accounting Standards (SFAS) 112, "Employer's Accounting for Postemployment Benefits", was issued by the Financial Accounting Standards Board (FASB) in November 1992 and is effective for fiscal years beginning after December 15, 1993 (the Company's 1995 fiscal year). SFAS 112 establishes standards of accounting and reporting for the estimated cost of benefits provided to former or inactive employees. Management expects that the adoption of SFAS 112 will not have a significant impact on the Company's consolidated financial statements.

     Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the Financial Accounting Standards Board (FASB) in May 1993 and is effective for fiscal years beginning after December 15, 1993 (the Company's 1995 fiscal year). SFAS 115 expands the use of fair value accounting and the reporting for certain investments in debt and equity securities. Management expects the adoption of SFAS 115 will not have a significant impact on the Company's consolidated financial statements.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-Q for quarter ended May 31, 1994.

Exhibit No.                           Exhibit

     Instruments Defining Rights of Owners of Indebtedness not Registered:

4.B(1)    Credit Agreement for Farmland Industries, Inc., dated May 19, 1994.

4.B(2) List identifying contents of all omitted exhibits, schedules, and other documents.



(b)  No reports on Form 8-K were filed during the quarter ended May 31, 1994.


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



Date:   July 14, 1994