Form 10-K
period 1994-08-31
FARMLAND INDUSTRIES INC
filed 1994-11-29
CIK 34616

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-K

     ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended  AUGUST 31, 1994

                                       OR

     (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 2-60372

                            FARMLAND INDUSTRIES, INC.
            (Exact Name of Registrant as Specified in Its Charter)
KANSAS                                                         44-0209330
(State or Other Jurisdiction
 of Incorporation or
Organization)                           (I.R.S. Employer Identification No.)

3315 N. OAK TRAFFICWAY, KANSAS CITY, MISSOURI                    64116-0005
(Address of Principal Executive Offices)                         (Zip Code)

         Registrant's Telephone Number, Including Area Code:  816-459-6000

        Securities registered pursuant to Section 12(b) of the Act:   None

        Securities registered pursuant to Section 12(g) of the Act:   None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ( X )  No (   )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  (   )

Farmland Industries, Inc. is a cooperative. Its voting stock can only be held by its members. No public market for voting stock of Farmland Industries, Inc. is established and it is unlikely, in the foreseeable future, that a public market for such voting stock will develop.

Documents incorporated by reference:  None


                                     PART 1


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


MEMBERSHIP

     Farmland's membership includes voting members and associate members. At August 31, 1994, Farmland's membership consisted of 1,480 cooperative associations of farmers and ranchers and 1,365 pork or beef producers or associations of such producers. See "Patronage Refunds and Distribution of Net Income."

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

     In the event the Board of Directors of Farmland shall determine that any holder of the common stock or associate member common stock of Farmland does not meet the qualifications as may be established by the Board of Directors for holders thereof, such person shall have no rights or privileges on account of such common stock to vote for director(s) or to vote on the management or affairs of Farmland, and Farmland shall have the right, at its option, (a) to purchase such common stock at its book or par value, whichever is less, as determined by the Board of Directors of Farmland, or (b) in exchange for such common stock or associate member common stock to issue or record on the books of Farmland capital credits in an equivalent amount. On the failure of any holder, following any demand by Farmland therefor, to deliver the certificate or certificates evidencing any common stock or associate member common stock, Farmland may cancel the same on its books and issue or record on the books of Farmland an equivalent amount of capital credits in lieu thereof.


                                    BUSINESS

GENERAL

     Farmland and subsidiaries (the "Company") conducts business primarily in two operating areas. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

     Cooperative farm supply operations consists of three product divisions--petroleum, crop production and feed. Products of the petroleum division are principally refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen, phosphate and potash fertilizers and a complete line of insecticides, herbicides and mixed chemicals. Feed division products include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.

     Geographically, the Company's markets are mid-western states which comprise the corn belt and the wheat belt. The Company distributes products at wholesale. Approximately 65% of the Company's farm supply sales in 1994 were to local farm cooperative associations which are members and owners of Farmland. These cooperatives distribute products primarily to farmers and ranchers who utilize the products in the production of farm crops and livestock.

     Cooperative marketing operations include the storage and marketing of grain, processing pork and beef, and marketing fresh pork, processed pork, fresh beef and boxed beef. In 1994, approximately 61% of the hogs processed and 46% of the grain marketed were supplied to the Company by members. Cattle are purchased from producers in the proximity of the beef plants at Liberal and Dodge City, Kansas.

     A substantial portion of the Company's farm supply, pork and beef products, is produced in facilities owned by the Company or operated by the Company under long-term lease arrangements. No material part of the business of any segment of the Company is dependent on a single customer or a few customers.
Information regarding the Company's property and its business is presented below. Financial information about the Company's industry segments is presented in note 12 of the notes to consolidated financial statements.

     The Company competes for market share with numerous participants with various levels of vertical integration, product and geographical diversification, sizes and types of operations. In the petroleum industry, competitors include major oil companies, independent refiners, other cooperatives and product brokers. Competitors in the crop production industry include global producers of nitrogen and phosphate fertilizers (some of which are cooperatives) and product importers and brokers. The feed, pork and beef industries are comprised of an infinite variety of competitive participants. Approximately 57% of the Company's supply product sales are manufactured by the Company. See "Cooperative Farm Supply Business--Petroleum, Crop Production and Feed" for information regarding the Company's manufacturing properties by business segment.


                        COOPERATIVE FARM SUPPLY BUSINESS

PETROLEUM

  MARKETING

     The principal product of this business segment is refined fuels. Approximately 68% of refined product sales in 1994 resulted from transactions with Farmland's members. The balance of the Company's refined product sales were principally through retailing chains in urban areas. Based on total volume of refined fuels withdrawn at terminal storage facilities along pipelines which serve most of the Company's trade territory, the Company estimates its market share in rural markets is approximately 8%. Other petroleum products include lube oil, grease, by-products of petroleum refining, and a complete line of car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of the Company's consolidated sales for 1994, 1993 and 1992 were 13%, 19% and 29%, respectively.

     Competitive methods in the petroleum industry include service, product quality and pricing. However, in refined fuel markets, price competition is most dominant. Many participants in the industry engage in one or more of the industry's processes (oil production and transportation, refining, wholesale distribution and retailing). The Company participates in the industry primarily as a midcontinent refiner and as a wholesale distributor of petroleum products.


  PRODUCTION

     The Company owns a refinery at Coffeyville, Kansas and at Phillipsburg, Kansas. Prior to June 30, 1992 the Company owned approximately 30% of the National Cooperative Refinery Association ("NCRA"). NCRA operates a refinery at McPherson, Kansas with a daily production capacity of 70,000 barrels. As a 30% owner, Farmland was required to purchase 30% of the production of this refinery. On June 30, 1992, the Company sold its ownership interest in NCRA.

     The Company owns a refinery at Phillipsburg, Kansas which is closed. A loading terminal located at the refinery remains in operation. The carrying value of this refinery at August 31, 1994 was approximately $2,400,000. The Company is evaluating alternative uses for this facility and cannot at this time determine the extent of any losses related to the closure of the refinery, but such losses are expected not to be significant. During the four months of 1992 in which it operated, sales associated with products of the Phillipsburg refinery amounted to approximately $20,900,000 and the total barrels processed by the refinery was 871,000.

     Refinery capacity at August 31, 1994 and production volume for 1994, 1993 and 1992 are as follows:
                                               Average Daily Production
                       Estimated               Based on 365 Days per Year
                     Daily Capacity                    (barrels)
  Location          August 31, 1994          1994        1993        1992
  Coffeyville          62,500 barrels       64,211      53,000      57,000
                      of crude oil
                  (as certified by the
                 Department of Energy)

  Phillipsburg       26,400 barrels           N/A         N/A         N/A
                      of crude oil

      The Coffeyville refinery produced 25 million barrels of motor fuels and heating fuels in 1994, 20 million barrels in 1993, and 23 million barrels in 1992. Approximately 68% of petroleum product sales in 1994 represented products produced at this location.

   Management terminated negotiations with a potential purchaser of this refinery when final sale terms were determined not to be in the Company's best interest. See note 17 of the notes to consolidated financial statements. The Company acquired a mothballed refinery in Texas. The refinery is being reassembled at the Coffeyville refinery and when reassembly is complete in 1996, crude oil processing capacity is expected to increase. See "Business - Capital Expenditures."

   RAW MATERIALS

      Farmland's refinery at Coffeyville, Kansas is designed to process high quality crude oil with low sulfur content ("sweet crude"). Competition for sweet crude and declining production in proximity of the refinery has increased its cost of raw material relative to such cost for coastal refineries with the capacity for processing and access to lower quality crude grades. The Company's pipeline/trucking gathering system collects approximately 27% of its crude oil supplies from producers near its refineries. Additional supplies are acquired from diversified sources. Modifications to the Coffeyville refinery which increase its capability to efficiently process crude oil streams containing greater amounts of lower quality crude are continuing.

      Crude oil is purchased approximately 45 to 60 days in advance of the time the related refined products are marketed. Certain of these advance crude oil purchase transactions, as well as fixed price refined products advance sales contracts, are hedged utilizing petroleum futures contracts.

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


CROP PRODUCTION

   MARKETING

      The Company's crop production business segment includes nitrogen-, phosphate-, and potash-based fertilizer products and a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Sales of the crop production business segment as a percent of consolidated sales for 1994, 1993 and 1992 were 17%, 19% and 26%, respectively.

      Competition in the plant nutrient industry is dominated by price considerations. However, during the spring and fall plant nutrient application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. Therefore, the Company maintains a significant capital investment in distribution assets and a seasonal investment in inventory to support its manufacturing operations. The Company has plant nutrient custom blending storage and distribution facilities at 15 locations throughout its trade territory.

      The Company's sales of crop production products are primarily at wholesale to local cooperative associations (the members, owners and customers of the Company). In view of this owner/customer relationship, management believes that, with respect to such customers, the Company has a slight competitive advantage.

      Domestic competition, mainly from other regional cooperatives, major petroleum companies with chemical divisions and integrated chemical companies, is very aggressive due to customers' sophisticated buying tendencies and production strategies that focus on costs and service. Also, foreign competition exists from producers of crop production products manufactured in countries with lower cost natural gas supplied (the principal raw material in nitrogen-based fertilizer products). In certain cases, foreign producers of fertilizer for export to the U.S. may be subsidized by their governments.

      The enactment of NAFTA has resulted in removing tariffs on most crop production products shipped to Canada and Mexico. In the opinion of management, this will increase marketing opportunities in these countries.

   PRODUCTION

      The Company manufacturers nitrogen-based crop production products. Based on total production capacity, the Company is one of the largest producers of anhydrous ammonia fertilizer in the U.S. The Company owns and produces nitrogen-based products at four anhydrous ammonia plants, four urea ammonium nitrate plants and two urea plants. Also, under long-term lease arrangements, the Company operates three anhydrous ammonia plants.

      The Company owns and produces phosphate-based products at one plant and has 50% ownership interest in two ventures which produce phosphate-based products.

      In addition, several custom dry blending and liquid fertilizer mixing facilities are operated on sites located throughout the Company's trade territory.

      Nitrogen fertilizer production information for 1994, 1993 and 1992 is as follows:
                    Estimated Annual
                        Capacity
                   Anhydrous Ammonia           Actual Annual Production
                    August 31, 1994                Anhydrous Ammonia
Plant Location       (based on 350
                    days per year)**         1994        1993        1992
                         (tons)                         (tons)
Lawrence                450,000            443,000     375,000     450,000
Dodge City              259,000            257,000     241,000     254,000
Fort Dodge              242,500            256,000     232,000     240,000
Beatrice                278,300            277,000     243,000     250,000
Enid (2 plants)*      1,000,600            985,000     969,000   1,017,000
Pollock*                500,000            526,000     490,000     501,000


 *  Indicates leased plants
** The capacities in the table above represent current instant capacity which has increased due to efficiency and capacity improvements.

     Synthetic anhydrous ammonia is the basic component of other commercially produced nitrogen fertilizer products and uses natural gas as the major raw material.

     Ammonia is used as the principal raw material in the production of value-added nitrogen products of urea, ammonium nitrate, urea ammonium nitrate solutions and other nitrogen products.

     Production of urea, ammonium nitrate, urea ammonium nitrate solutions and other nitrogen products from anhydrous ammonia, as a raw material, for 1994,
1993 and 1992 is as follows:
                                         Actual Annual Production
              Location                 1994        1993        1992
                                                  (tons)
              Lawrence               654,000     661,000     691,000
              Enid                   433,000     473,000     452,000
              Dodge City             163,000     241,000     217,000
              Beatrice               162,000     166,000     177,000

     Ammonia is also used to react with phosphoric acid to produce phosphoric acid products such as liquid mixed fertilizer, diammonium phosphate and monoammonium phosphate.

     The Company owns a phosphate chemical plant located in Joplin, Missouri and land in Florida which contains an estimated 40 million tons of phosphate rock. The Joplin plant produces ammonium phosphate which is combined in varying ratios with muriate of potash to produce 12 different fertilizer grade products. In addition, feed grade phosphate (dicalcium phosphate) is produced at this facility.

     Production capacity and production at the Joplin plant for 1994, 1993 and
1992 are as follows:
               Estimated Annual Capacity       Actual Annual Production
  Location          August 31, 1994          1994        1993        1992
                                                        (tons)
  Joplin            150,000 tons of           75,000      72,000      88,000
                   ammonium phosphate
                    160,000 tons of          157,000     141,000     129,000
                  feed grade phosphate

     Prior to November 15, 1991, the Company owned and operated a phosphate chemical plant located in Green Bay, Florida. Effective November 15, 1991, the Company and Norsk Hydro a.s. formed Farmland Hydro, L.P. ("Hydro") to manufacture phosphate fertilizer products for distribution to international markets. Hydro operates a phosphate plant at Green Bay, Florida and owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 40 million tons of phosphate rock. The Company provides management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro.

     The joint venture's plant produces phosphoric acid products such as super acid, diammonium phosphate and monoammonium phosphate with annual phosphoric acid production capacity of 752,000 tons. The phosphate rock required to operate the joint venture's plant is presently purchased from outside suppliers and adequate supplies of sulfur are available from several producers.

     Plans for development of the phosphate reserves owned by the Company and Hydro have not been established in view of the availability of adequate supplies of phosphate rock from alternative sources.

     The Company and J.R. Simplot Company formed a joint venture in April 1992, SF Phosphates, Limited, to own and operate a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super acid with annual production capacities of 275,000 and 145,000 tons, respectively. Under the venture agreement, The Company and Simplot purchase the production of SF Industries in proportion to their ownership.

     The Company, The National Gas Company of Trinidad and Tabago LTD., and Enron International C.V. have entered into an agreement to develop a new ammonia production facility in LaBrea, Trinidad, West Indies. Upon completion, the plant contemplated at this time is expected to have a production capacity of approximately 675,000 short tons of ammonia annually. The Company intends to operate the plant and to receive and market the production under agreements being negotiated at this time. The cost to complete this project has not been determined.

  RAW MATERIALS

     Natural gas, the largest single component of nitrogen fertilizer production, is purchased directly from natural gas producers. Natural gas purchase contracts are generally market sensitive and contract prices change as the market price for natural gas changes. The Company's management believes that the flexible pricing attributes of its gas supply contracts, without relinquishing rights to long-term supplies, are essential to its competitive position. In addition, the Company has a hedging program which utilizes natural gas futures and options to reduce risks of market price volatility.

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


FEED

     Products in the Company's feed line include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.

     This business segment's sales were approximately 8%, 10% and 13% of consolidated sales for the years 1994, 1993 and 1992, respectively. Approximately 45% of the feed business segment's sales in 1994 was attributable to products manufactured in the Company's feed mills. The Company operates feed mixing plants at 19 locations throughout its territory, an animal protein and premix plant located in Eagle Grove, Iowa and a pet food plant in Muncie, Kansas.

     Feed production is as follows:
               Estimated Annual Capacity       Actual Annual Production
  Location          August 31, 1994          1994        1993        1992
                                                        (tons)
22 feed mills
(combined)              1,660,000           1,118,000   1,030,000   954,000

     In addition, the Company's feed operations include placement of Company-owned feeder pigs with individuals who have contractual arrangements with the Company to feed pigs on a fee basis until weight gain is finished. During 1994, 1993 and 1992, approximately 250,100 pigs, 113,000 pigs and 46,300 pigs, respectively, were finished under this program. The majority of the finished pigs were sold to Farmland Foods, Inc. ("Foods") for processing.

     The Company owns a 45% interest in Alliance Farm Cooperative Association (formerly Yuma Feeder Pig Limited Liability Company) which operates farrowing facilities.

     The Company operates a facility for production of quality swine breeding stock. These animals are placed with farrowers under contractual arrangements. In addition, the Company purchases swine breeding stock for placement with such farrowers.

     The Company conducts research in genetic selection, breeding, animal health and nutrition at its research facility in Bonner Springs, Kansas. Through local cooperative associations of farmers and ranchers, the Company participates in livestock and hog services designed to produce lean, feed-efficient animals and help livestock producers select feed formulations which maximize weight gain.


          COOPERATIVE PROCESSING AND MARKETING BUSINESS AND PROPERTIES

PORK PROCESSING AND MARKETING

  PRODUCTION

     The Company's pork processing and marketing operations are conducted through a 99%-owned subsidiary, Farmland Foods, Inc. ("Foods"). Foods operates eight food processing facilities. Meat processing facilities at Springfield, Massachusetts, Carey, Ohio, and New Riegel, Ohio produce Italian-style specialty meats and ham products. A facility at Wichita, Kansas processes pork into fresh sausage, and pork and beef into hot dogs, dry sausage and other luncheon meats. A facility at San Leandro, California was closed on September 1, 1993. A facility in Denison, Iowa and one in Crete, Nebraska function as pork abattoirs and have additional capabilities for processing pork into bacon, ham and smoked meats. An additional facility at Monmouth, Illinois was purchased on February 15, 1993. These facilities also process fresh pork into primal cuts for additional processing into fabricated meats which are sold to commercial users and to retail grocery chains, as well as case-ready and label-branded cuts for retail distribution. The eighth plant located in Carroll, Iowa is primarily a packaging facility for canned or cook-in-bag products. A previously closed pork processing plant at Iowa Falls, Iowa is currently held for sale.

     Plant capacities at August 31, 1994 and production for 1994, 1993 and 1992 are as follows:
                                               Actual Weekly Production
               Estimated Weekly Capacity          On a One-Shift Basis
  Location          August 31, 1994          1994        1993        1992
                        (pounds)                       (pounds)
  Wichita              1,100,000         1,884,000   1,514,000   1,618,000

  San Leandro**         300,000                -0-     243,000     269,000

  Carroll               692,000          1,111,000*  1,204,000*  1,131,000*

  Springfield           400,000            622,000     666,000     560,000

  Carey/Riegel          260,000            257,000     231,000     220,000

* All ham products were produced on 2 shifts during 1994, 1993 and 1992. ** Closed September 1, 1993

                                               Actual Weekly Production
               Estimated Weekly Capacity         On a One-Shift Basis
  Location          August 31, 1994          1994        1993        1992
  Denison       38,000 head slaughtered     40,000      37,000      39,000

  Crete         42,000 head slaughtered     47,000      45,000      47,000

  Monmouth      30,000 head slaughtered     28,000      25,000         -0-*

*The Company did not own the Monmouth facility in 1992.

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


BEEF PROCESSING AND MARKETING

  PRODUCTION

     The Company's beef processing and marketing operations are conducted through two ventures. National Beef Packing Company, L.P., formed in April 1993, is located in Liberal, Kansas and is 58%-owned by Farmland. Hyplains Beef, L.C., formed in July 1992, is located in Dodge City, Kansas and is 50%-owned by Farmland. These facilities function as beef abattoirs and have capabilities for processing fresh beef into primal cuts for additional processing into fabricated or boxed beef. As of August 31, 1994, the two plants had an estimated daily capacity of 6,800 cattle and had operated during the year at 97% of capacity.

  MARKETING

     Products in the Company's beef processing and marketing operations include fresh beef, boxed beef and packing house by-products. Product distribution is through national and regional retail and food service customers under Farmland Black Angus Beef and other brand names. There is also a limited amount of international product distribution.

     Beef marketing is a highly competitive industry with many suppliers of live cattle, fresh beef and processed beef. Other meat products such as pork, poultry and fish also compete directly with beef products. Competitive methods in this industry include price, product quality and customer service.


GRAIN MARKETING

     Effective June 30, 1992, the Company acquired substantially all the business and assets of Union Equity Co-Operative Exchange ("Union Equity") and conducts the grain marketing and storage operations, previously conducted by Union Equity, using the Union Equity name.

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

     In 1994, approximately 37% of grain revenues have been from export sales. The five largest purchasers in terms of total revenues from grain operations were Mexico (6%), Jordan (5%), Egypt (4%), Israel (4%) and South Africa (2%). In 1993 and 1992, export sales or sales to domestic customers for export accounted for approximately 60% and 55%, respectively, of consolidated grain revenues. A majority of the grain export sales are under price subsidies or credit arrangements guaranteed by the United States Government, primarily through programs administered by the United States Department of Agriculture ("USDA"). Export-related sales are subject to international political upheavals and changes in other countries' trade policies which are not within the control of the United States or the Company. Foreign sales of grain are required to be paid in U.S. Dollars.

  TRADIGRAIN

     In December 1993, the Company acquired all the common stock of seven international grain trading companies (collectively referred to as "Tradigrain") formerly owned by B.P. Nutrition B.V. Tradigrain imports, exports and ships all major grains from the major producing countries to final consumers which are either governmental entities, private companies or other major grain companies.

     Tradigrain's purchases of grain are made on a cash basis against presentation of documents. Its sales of grain are mostly done against confirmed Letters of Credit at sight or on 180/360 days deferred basis. The volume of grain traded by Tradigrain varies from seven to ten million metric tons per year and represents total sales of between U.S. $800 million to U.S. $1.2 billion per year.

  PROPERTY

     The Company owns or leases thirty-one (31) inland elevators, and one (1)
export elevator with a total licensed capacity of approximately 177,157,000 bushels of grain.  The location, type, number and aggregate licensed capacity in bushels of the elevators at August 31, 1994 are as follows:
                                                            Aggregate
        Location                       Type       Number     Capacity
        Amarillo, Texas               Inland        1         3,226,000
        Black, Texas                  Inland        1         1,418,000
        Commerce City, Colorado       Inland        1         3,234,000
        Darrouzett, Texas             Inland        1         1,277,000
        Enid, Oklahoma                Inland        4        50,300,000
        Fairfax, Kansas               Inland        1        10,047,000
        Galveston, Texas              Export        1         3,253,000
        Hutchinson, Kansas            Inland        3        25,268,000
        Idaho and Utah                Inland       11         9,825,000
        Lincoln, Nebraska             Inland        1         5,099,000
        Omaha, Nebraska               Inland        1         4,266,000
        Saginaw, Texas                Inland        2        37,274,000
        Stratford, Texas              Inland        1           112,000
        Topeka, Kansas                Inland        1        12,055,000
        Wichita, Kansas               Inland        1        10,503,000

     Storage of grain has declined because of changes in the U.S. Government's farm policies. As a result, several of the above elevators are substantially
under-utilized.   The Commerce City, Colorado elevator is leased to another
operator. Seven of the above elevators are closed, including two at Enid, Oklahoma, two at Hutchinson, Kansas, one at Saginaw, Texas and the elevators at Stratford, Kansas and Wichita, Kansas. The aggregate licensed bushel capacity of the closed elevators is 61,446,000 bushels.


                PATRONAGE REFUNDS AND DISTRIBUTION OF NET INCOME

     For purposes of this section, annual income for 1994 means income before income taxes determined in accordance with federal income tax regulations. For 1995 and after, annual income means income before income taxes determined in accordance with generally accepted accounting principles. For this purpose, the term "member," means any member, associate member or any other person with which Farmland is a party to a currently effective patronage refund agreement.

     Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland returns the member-sourced portion of its annual income to its members. Each member's portion of the annual patronage refund is determined by the quantity or value of business transacted by the member with Farmland and Farmland's income from such transactions. Such returns are referred to as patronage refunds.

     Generally, a portion of the patronage refund is returned in cash and for the balance of the patronage refund (the "invested portion") the members receive, Farmland common stock, associate member common stock or capital credits (the equity type received is determined by the membership status). The invested portion of the patronage refund is determined annually by Farmland's Board of Directors. The annual patronage refund is returned to members as soon as practical after the end of each fiscal year. The Internal Revenue Code allows a cooperative to deduct from its taxable income the total amount of the patronage refunds returned, provided that not less than 20% of the total patronage refund returned is cash. The Bylaws of Farmland provide that its Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses.

     For the years ended 1994, 1993 and 1992, Farmland returned the following patronage refunds.
                Cash Portion        Invested Portion   Total Patronage
              of Patronage Refunds of Patronage Refunds    Refunds
                                (Amounts in thousands)
        1994    $     26,552         $  44,032         $   70,584
        1993    $        -0-         $   -0-           $     -0-
        1992    $     17,449         $   -0-           $   17,449

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the reasons for changes in the Company's income for 1994, 1993 and 1992.

     Income or loss from transactions with patrons not eligible to receive patronage refunds and extraneous income or loss (income from sources unrelated to the type of transactions conducted by the cooperative with its members) is subject to income taxes computed on the same basis as such tax is computed on the income or loss of other corporations.


                             EQUITY REDEMPTION PLANS

     The Equity Redemption Plans described below (the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are also not binding upon the Board of Directors or the Company and the Board of Directors reserves the right to redeem, or to not redeem, any equities of the Company without regard to whether such action or inaction is in compliance with the Plans. Equity holders should therefore not rely to their detriment on the current terms of the Plans because they are subject to change without advance notice and may be deviated from in the sole and absolute discretion of the Board of Directors. The factors which may be considered by the Board of Directors in determining when, and under what circumstances, the Company may redeem equities include, but are not limited to, the terms of the Company's base capital plan, income and other tax considerations, the Company's results of operations, financial position, cash flow, capital requirements, long-term financial planning needs and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board believes that it can continue to assure that the best interests of the Company and thus of its members will be protected.


BASE CAPITAL PLAN

     For the purposes of acquiring and maintaining adequate capital to finance the business of the Company, the Board of Directors has established a base capital plan ("Plan"). The Plan provides a mechanism for determining the Company's total capital requirements and each member's or patron's share thereof (the base capital requirement). As part of the Plan, the Board of Directors may, in its discretion, provide for redemption of Farmland common stock or associate member common stock held by members or associate members who have an investment in Farmland common stock or associate member common stock which exceeds the members' or associate members' base capital requirement. The Plan may provide a mechanism under which the cash portion of the patronage refund payable to members or patrons will depend upon the degree to which such members or associate members meet their base capital requirements.


ESTATE SETTLEMENT PLAN

     The "Estate Settlement Plan" is subject to paragraph one above under the heading, "Equity Redemption Plans."

     The estate settlement plan provides that in the event of the death of an individual (a natural person) equity holder, the equity holdings of the deceased will be redeemed at par value with the exception of purchased equity holdings owned by the decreased for less than five years. This provision is subject to a limitation of $1.0 million in any one fiscal year without further authorization by the Board of Directors.


SPECIAL REDEMPTION PLAN

     The "Special Redemption Plan" is subject to paragraph one above under the heading "Equity Redemption Plans."

  Provisions of the special redemption plan are as follows:

  1. No special redemption will be made if the redemption of equities may result in a violation of the lending covenants; and

  2. The targeted amount for special redemptions is based on consolidated net income (member and nonmember) and the ratio of funded indebtedness to capitalization before the special redemption but after giving effect to the distribution of cash and the redemption of equities under the base capital plan. The calculation for special redemption is as follows:

              Funded Indebtedness as           Total Special Redemption
                as a Percent of                   as a Percent of
                Capitalization                Consolidated Net Income

                       >   50 %                          None
                       48 - 50 %                         2.5 %
                       44 - 47 %                         5.0 %
                       40 - 43 %                         7.5 %
                       <   40 %                          10.0 %

  3. The priority for redeeming equities under the Special Redemption Program will be as follows listed in order of first to be redeemed.

     a. Capital Credits (Series of Ten) which, on or before August 31, 1992, were issued to and which are currently held by, any dissolved cooperative for the benefit of its membership. One-third of the total outstanding amount of such Capital Credits, Series of Ten to be redeemed pro rata to such holders following each of the next three fiscal year-ends.

     b. Capital Credits (Series of Ten) outstanding ten years or longer -- paid in order of lowest numbered series first.

     c. Capital Credits held by individual livestock producers age 70 or older who have been held for five years or longer -- paid in descending order of age of the individual (oldest person first). Holders of equities in Farmland Foods, Inc. will have their equities redeemed on the same basis as holders of Farmland equity. Former Farmland Foods equity holders who accepted the exchange offer for Farmland Industries' equities in 1991 will be deemed to have met the five-year holding requirement for those equities involved in the exchange.

     d.   Capital Credits (Series of Ten) outstanding five years or longer -
          - paid in order of lowest numbered series first.

     e. Capital Credits held by individual livestock producers age 65 or older that have been held for five years or longer -- paid in descending order of age of the individual (oldest person first). Holders of equities in Farmland Foods, Inc. will have their equities redeemed on the same basis as holders of Farmland equity. Former Farmland Foods equity holders who accepted the exchange offer for Farmland Industries' equities in 1991 will be deemed to have met the five-year holding requirement for those equities involved in the exchange.

     f. Any Capital Credits outstanding for twenty years or more -- paid in order of year issued, oldest first. Holders of equities in Farmland Foods, Inc. will have their equities redeemed on the same basis as holders of Farmland equity. Former Farmland Foods equity holders who accepted the exchange offer for Farmland Industries' equities in 1991 will be deemed to have met the five-year holding requirement for those equities involved in the exchange.
          Nonmember capital will participate on the same bassi as capital credits in the redemption.

     g. Capital Credits (Series of Ten) remaining balance -- paid in order of lowest numbered series first.

     h.   Minority held equities in Farmland Foods, Inc. remaining balance -
          - paid in descending order of years outstanding, oldest first.

     i. Any Capital Credits outstanding for ten years or more -- paid in order of year issued, oldest first. Nonmember capital will participate on the same bassi as capital credits in the redemption.

     j. Any Common Stock or Associate Member Common Stock outstanding for twenty years or more -- in order of year issued, oldest first.

     k. Any Capital Credit outstanding for five years or more -- paid in order of year issued, oldest first. Nonmember capital will participate on the same bassi as capital credits in the redemption.

     l. Any Common Stock or Associate Member Common Stock outstanding for five years or more -- paid in order of year issued, oldest first.


OTHER MATTERS

RESEARCH

     The Company operates a research and development farm near Bonner Springs, Kansas where many aspects of animal nutrition are studied. The research is directed toward improving the nutrition and feeding practices of livestock and pets.

     Research related to commercialization of a wheat processing plant to produce wheat gluten as a replacement source for raw material used in certain consumer products has been completed and technology for an economically viable plant has been developed. Farmland has formed Heartland Wheat Growers, L.P., a joint venture with local cooperatives, and is currently building a wheat processing plant in Russell, Kansas that will process approximately 4.25 million bushels of wheat a year. See "Capital Expenditures."

     Expenditures related to Company-sponsored product and process improvements amounted to $2,702,000, $3,303,000 and $3,338,000 for the years ended 1994, 1993 and 1992, respectively.


CAPITAL EXPENDITURES

     The Company plans capital expenditures of approximately $289.9 million during its two fiscal years ending August 31, 1995 and 1996.

     Capital expenditures of approximately $111.8 million are planned for the crop production business segment (excluding costs for construction of an anhydrous ammonia plant in Trinidad which is being evaluated at this time).
A new urea ammonium nitrate ("UAN") facility is planned at the Fort Dodge, Iowa anhydrous ammonium plant. The new facility is expected to cost approximately $30.0 million of which $21.0 million are to be expended during this period. This facility will upgrade anhydrous ammonium to produce approximately 115,000 tons of UAN per year. A UAN plant at the Lawrence, Kansas facility is being expanded to increase production by approximately 128,000 tons per year. An estimated $2.5 million will be expended in fiscal 1995 to complete the project. Expenditures at the Dodge City, Kansas facility of approximately $6.0 million are expected to increase anhydrous ammonia and UAN production capacity by 52,500 tons and 10,500 tons, respectively. Capital expenditures of $66.4 million are planned for operating efficiency improvements, necessities and replacements, and $15.9 million is for environmental and safety issues, predominately at nitrogen fertilizer plants.

     Capital expenditures in the feed business segment are estimated to be $23.4 million. A feed mill in southeast New Mexico is being constructed at an approximate cost of $1.3 million. The remaining projected expenditures of $22.1 million are for feed mill and livestock production efficiencies, operating necessities and replacements.

     Capital expenditures in the petroleum business segment are expected to be $87.4 million and include approximately $32.9 million to increase daily crude oil processing capacity at the Coffeyville, Kansas refinery of which $27.9 million is to be expended during this period. The remaining projected expenditures of the petroleum business segment are as follows: $23.6 million for operating necessities; $20.7 million for increased operating efficiency; and, $10.2 million for environmental and safety issues.

     Capital expenditures of approximately $32.6 million are planned in the pork marketing business segment. A waste water expansion project at the Crete, Nebraska facility is expected to cost approximately $2.4 million. A 10,000 square foot loading dock and storage facility will be constructed at the Monmouth, Illinois plant for an estimated $1.5 million. The remaining expenditures are mostly for operational improvements and replacements.

     Capital expenditures of approximately $7.3 million planned for the grain business segment are mainly for expansion and replacements.

     Heartland Wheat Growers, L.P. (a partnership between the Company and local cooperatives) located in Russell, Kansas, was formed for the purpose of constructing and operating a wheat processing facility, to produce wheat gluten, wheat starch and derivative products and to market and distribute such products. The Company has a seventy-nine percent (79%) interest in the partnership. The Company's planned investment to finance construction of the wheat gluten plant amounts to approximately $25.5 million of which $21.5 million will be expended during the period.

     The Company intends to fund its capital program with cash from operations or from its primary sources of debt capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


MATTERS INVOLVING THE ENVIRONMENT

     The Company's farm supply manufacturing and distribution operations, its food processing and marketing operations and its grain marketing operations continue to be affected to some extent by federal, state and local regulations regarding the environment. The Company recognizes liabilities related to remediation of contaminated properties when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of the Company's share of costs attributable to potentially responsible parties ("PRPs") which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

     The Company has been designated as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act, at 17 sites. The
Company's responsibilities at nine sites appear to be de minimis.   The Company
is aware of probable obligations for environmental matters at 30 other sites. At certain of these sites no claim or assessment has been made. In the opinion of management, the probable and reasonably determinable costs related to PRP and other sites are $7,164,000 and such amount has been accrued.

     The costs of resolving environmental matters are not quantifiable because many such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are unknown. It is possible that costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at August 31, 1994. In the opinion of management, it is reasonably possible for such costs to approximate $39,000,000 and to extend over 30 years.

     Under the Resource Conservation Recovery Act of 1976 ("RCRA"), the company has four closure and five post-closure plans in place for six locations.
Closure and post-closure plans are also in place for three landfills and two injections wells as required by state regulations. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made. Such closure and post-closure care costs are estimated to be $5.4 million at August 31, 1994.

     The Company has been notified by the Environmental Protection Agency ("EPA") of proposed civil penalties totaling approximately $1,715,000 for alleged violations of environmental regulations at the Coffeyville refinery. The Company is negotiating with the EPA concerning these matters and believes that such negotiations may result in compromise settlements. Absent such settlements, the Company may contest these matters. Accordingly, no provision has been made in the accompanying financial statements for these proposed penalties.

     Protection of the environment requires the Company to incur expenditures for equipment or processes, which may impact the Company's future net income. However, the Company does not anticipate that its competitive position will be adversely affected by such expenditures or by laws and regulations enacted to protect the environment. Environmental expenditures are capitalized when such costs provide future economic benefits. In 1994, the Company had capital expenditures of approximately $2,592,000 to prevent future discharges into the environment. The majority of such expenditures was for improvements at the Coffeyville refinery. Management believes the Company is currently in substantial compliance with existing environmental rules and regulations.


GOVERNMENT REGULATION

     The Company's business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public's interest by promoting fair trade practices, safety, health and welfare. The Company's operating procedures conform to the intent of these laws and management believes that the Company is currently in compliance with all such laws, the violation of which could have a material effect on the Company.

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


EMPLOYEE RELATIONS

     At August 31, 1994, the Company had approximately 11,000 employees. Approximately 41% of the Company's employees were represented by unions having national affiliations. The Company's relationship with employees is considered to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on the Company's operating results. Current labor contracts expire on various dates through March 1997. There are no wage re-openers in any of the collective bargaining agreements.


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

     The Company is involved in two environmental regulatory matters with the government involving potential monetary sanctions as follows:

     1) The Company is a party to an administrative enforcement action brought by the U.S. Environmental Protection Agency ("EPA") which alleges violations of the Emergency Planning and Community Right-to-Know Act and the release reporting requirements of the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, at its Coffeyville, Kansas refinery. This action involves alleged violations of release reporting requirements and seeks a civil fine in the amount of $350,000.

     2) The Company is a party to an administrative enforcement action brought by the EPA which alleges violations of the Resource Conservation Recovery Act of 1976, as amended, at its Coffeyville, Kansas refinery. In this action, the government has proposed a civil penalty in the amount of $1,365,000.


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

     2) the right of any holder of common stock, associate member common stock and capital credits to receive patronage refunds (including any cash patronage refunds) from Farmland is dependent on whether the holder is an eligible member or associate member of Farmland or is a party to a currently effective patronage refund agreement with Farmland. See "Business and Properties, the Company, 'Voting Members' and 'Associate Members'";

     3) the amount of patronage refunds (including any cash patronage refunds) a holder, eligible to receive patronage refunds, may receive is dependent on the net income of Farmland which is attributable to the quantity or value of business such holder transacts with Farmland and the amount by which a holder's investment in Farmland varies from such holder's base capital requirement. See "Patronage Refunds and Distribution of Net Income," and

     4) Farmland intends to redeem its equities only in accordance with provisions of its equity redemption plans which provisions are determined by the Farmland Board of Directors at its sole discretion. See "Equity Redemption Plans."

     There are approximately 2,570 holders of common stock, 275 holders of associate member common stock, and 9,835 holders of capital credits based upon the number of recordholders.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of the end of, and for each of the years in the five-year period ended August 31, 1994 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants.  The consolidated financial statements as of
August 31, 1994 and 1993 and for each of the years in the three-year period ended August 31, 1994, and the independent auditors' report thereon, are included elsewhere herein.  The information set forth below should be read in conjunction with information included elsewhere herein:  Management's
Discussion and Analysis of Financial Condition and Results of Operations,
the consolidated financial statements and related notes, and the independent auditors' report which contains an explanatory paragraph concerning income tax adjustments proposed by the Internal Revenue Service on the gain on sale of and certain distributions by Terra Resources, Inc.
                                    Year Ended August 31
                    1994          1993       1992       1991      1990
                                   (Dollars in Thousands)
Summary of Operation:
  (3)(4)(5)
Net Sales . . . .   $6,677,933 $4,722,940 $3,429,307 $3,638,072 $3,377,603
Interest Expense
 (net of
  interest
capitalized)  . .   $   51,485 $   36,764 $   27,965 $   36,951 $   30,090
Income (Loss)
  Before
  Income Taxes and
  extraordinary item
  (1)(2)            $   78,766 $  (36,833)$   70,504 $   50,166 $   58,184
Net income (Loss)
 (1)(2)             $   73,876 $  (30,400)$   62,313 $   42,693 $   48,580

Distribution of Net Income:
Patronage Refunds:
  Equity
  Reinvestments     $   44,032 $    1,155 $    1,038 $   17,837 $   24,403
Cash or Equivalent      26,580        495     17,918     12,571      8,800
Earned Surplus and
  Other Equities         3,264    (32,050)    43,357     12,285     15,377
        . . . . .   $   73,876 $  (30,400)$   62,313 $   42,693 $   48,580

Balance Sheets:
Working Capital     $  290,704 $  260,519 $  208,629 $  122,124 $  121,518
Property, Plant
  and Equipment,
  Net               $  501,290 $  504,378 $  446,002 $  490,712 $  469,710
Total Assets  . .   $1,926,631 $1,719,981 $1,526,392 $1,369,231 $1,352,889
Long-Term Debt  .   $  517,806 $  485,861 $  322,377 $  291,192 $  273,071
Capital Shares
 and Equities       $  585,013 $  561,707 $  588,129 $  497,364 $  476,011

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details.

(1) On July 28, 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly-owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237,200,000 for tax reporting purposes. During 1983, and prior to the sale of the Terra stock, Farmland received certain distributions from Terra totaling $24,800,000. For tax purposes, Farmland claimed intercorporate dividends-received deductions for the entire amount of such distributions.

     On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,775,000. The asserted deficiencies relate primarily to the Company's tax treatment of the sale of the Terra stock and the distributions received from Terra prior to the sale. The IRS asserts that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset, and that, as a nonexempt cooperative, Farmland was not entitled to an intercorporate dividends-received deduction in respect of the 1983 distribution by Terra. It further asserts that Farmland incorrectly characterized gains for tax purposes aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from the disposition of certain other assets. On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. Discovery and other pre-trial phases of the litigation have since been ongoing. The case is scheduled for trial on March 6, 1995.

     If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon through October 31, 1994, of approximately $154,900,000 (before tax benefits of the interest deduction). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

(2) During the year ended August 31, 1991, the Company changed its method for inventory pricing of certain petroleum inventories from the first-in, first-out (FIFO) method previously used to the last-in, first-out (LIFO) method because the LIFO method better matches current costs with current revenues. Pro forma effects of retroactive application of the LIFO method are not determinable.

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

(5) On August 30, 1993, Farmland reduced its ownership interest in The Cooperative Finance Association, Inc. ("CFA") to 49%. In addition, CFA purchased the assets and operations of Farmland Financial Services Company. Effective December 1, 1993, CFA owners approved a recapitalization plan which limits the voting rights of any owner (including Farmland) to 20% or less regardless of the number of voting shares held. Accordingly, CFA is not a subsidiary of Farmland at August 31, 1993 and Farmland is no longer engaged in commercial lending operations.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS
                  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains two primary sources for debt capital: a continuous public offering of its debt securities and bank lines of credit.

     The Company's debt securities are offered through a wholly-owned broker/dealer subsidiary on a best-efforts basis. The types of securities offered include certificates payable on demand and five-, ten- and twenty-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering is influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During 1994, the outstanding balance of demand loan and subordinated debt certificates increased $17.6 million.

     In 1994, Farmland entered into a $650,000,000 syndicated credit facility provided by eight domestic and international banking institutions. This agreement provides short-term credit of up to $450,000,000 to finance seasonal operations and inventory, and revolving term credit of up to $200,000,000. In addition, this credit facility supports letters of credit issued by participating banks on behalf of Farmland. At August 31, 1994, short-term borrowings under this facility were $217,399,000, revolving term borrowings were $95,000,000 and $62,600,000 was being utilized to support letters of credit.

     Farmland pays commitment fees of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150,000,000, consolidated net worth of not less than $475,000,000 and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the credit agreement). Computed in accordance with the agreement, at August 31, 1994, working capital was $207,383,000, net worth was $585,013,000 and funded indebtedness and senior funded indebtedness were 47.03% and 23.34% of capitalization, respectively.

     In addition to the syndicated credit facility, Farmland has credit facilities with various commercial banks. At August 31, 1994, Farmland's available credit from commercial banks under committed and uncommitted arrangements was $26.2 million and $37.2 million, respectively. Borrowings under these committed and uncommitted credit facilities were $26.2 million and $25.0 million, respectively, at August 31, 1994. In addition, $2.2 million was used to support letters of credit issued by such banks on Farmland's behalf. Financial covenants of these arrangements are not more restrictive than Farmland's syndicated credit facilities.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     NBPC, 58%-owned by Farmland, maintains borrowing agreements with a bank which provides financing support for its beef packing operations. Borrowings under this credit agreement are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1994, NBPC's available bank credit of $61,596,000 had been borrowed. All assets of NBPC (carried at $150,409,000) are pledged to support its borrowings. At August 31, 1994, Farmland had issued letters of credit in the amount of $15,000,000 to support NBPC's bank credit agreements.

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

     As a cooperative, Farmland's annual net income or loss determined in accordance with income tax regulations in 1994 and in accordance with generally accepted accounting principles in 1995 and after is identified to transactions with members eligible to receive patronage refunds ("member-sourced income") or to transactions with parties not entitled to receive patronage refunds ("nonmember-sourced income"). The annual nonmember-sourced income or loss is adjusted for the amount of applicable income tax expense or benefit thereon and the amount remaining is transferred to retained earnings. The member-sourced income is distributed to members as patronage refunds unless the earned surplus account, after such distribution, would be lower than 30% of the sum of the prior year-end balance of outstanding common, associate member stock, capital credits, nonmember capital and patronage refunds for reinvestment. In such cases, member-sourced income shall be reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member-sourced income is so reduced is treated as nonmember-sourced income. The member-sourced income remaining is distributed to members as patronage refunds. For the years ended August 31, 1994, 1993 and 1992, the earned surplus account exceeded the required amount by $2.3 million, $3.8 million and $49.5 million, respectively.

     Generally, a portion of the patronage refund is distributed in cash and the balance (the "invested portion") is distributed in common stock, associate member common stock, or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the invested portion in any other form or forms of equities. The invested portion of the patronage refund is determined annually by the Board of Directors but such invested portion shall not, for any year, exceed 80% of the total patronage refunds. The invested portion of the patronage refund is a source of funds from operations which is retained for use in the business and increases Farmland's equity base. Common stock and associate member common stock representing the invested portion of patronage refunds may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan. Capital credits and other equities of Farmland and Farmland Foods, Inc. may be redeemed under other equity redemptions. The base capital plan and other equity redemption plans are explained under the heading "Equity Redemption Plans."

     In 1994, operations generated a net cash inflow of $106.0 million. Other major cash sources include $34.6 million from dispositions of investments and notes receivables, $17.6 million (net) from investors in demand loan and subordinated debt certificates and $17.1 million from sales of property, plant and equipment.

     The primary uses of cash include $69.8 million for capital additions or improvements, $36.6 million (net) for repayment of bank loans and other notes payable, $35.8 million for acquisition of businesses (Tradigrain and National Carriers, Inc.) and $22.1 million for investments and notes receivables.

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

     On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,775,000. The asserted deficiencies relate primarily to the Company's tax treatment of the sale of the Terra stock and the distributions received from Terra prior to the sale. The IRS asserts that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset, and that, as a nonexempt cooperative, Farmland was not entitled to an intercorporate dividends-received deduction in respect of the 1983 distribution by Terra. It further asserts that Farmland incorrectly characterized gains for tax purposes aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from the disposition of certain other assets. On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. Discovery and other pre-trial phases of the litigation have since been ongoing. The case is scheduled for trial on March 6, 1995.

     If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon through October 31, 1994, of approximately $154,900,000 (before tax benefits of the interest deduction). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

     The increase (decrease) in sales and operating profit by business segment in each of the years in the three-year period ended August 31, 1994, compared with the prior year is presented in the table below.  Management's discussion of business segment sales, operating profit or loss and other factors affecting the
Company's income before income taxes and extraordinary item during 1994, 1993 and 1992 follows the table.
                                                      Income Before Income Taxes
                                                                  and
                                                         Extraordinary Item
                        Sales-Increase (Decrease)       -Increase (Decrease)
                        1994      1993    1992       1994       1993     1992
                      Compared Compared  Compared   Compared  Compared Compared
                     with 1993 with 1992 with 1991 with 1993 with 1992 with 1991
                         (Amounts in Millions)           (Amounts in Millions)
Sales and Operating
  Profit of
  Business Segments:
    Petroleum . . . .  $  (32)  $  (92) $  (210)     $  32    $  (13)  $   17
    Crop Production .     278      (13)    (138)        74       (60)     (13)
    Feed  . . . . . .      49       34      (21)        (4)       (1)      (3)
    Food Processing and
      Marketing   . .     943      563       21          4        (8)      14
    Grain Marketing*      674      798      155        (34)        1       (1)
    Other . . . . . .      43        4      (16)        (4)        7      (10)
        . . . . . . .  $1,955   $1,294  $  (209)     $  68     $ (74)  $    4

Corporate Expenses and Other:
  General corporate expenses (increase) decrease  .     (9)        9       13
  Other income and deductions (net)
    increase (decrease)                                 14         7       (5)
  Interest expense (increase) decrease    . . . . .    (14)       (9)       9
  Equity in income (loss) of investees    . . . . .     23       (10)      (1)
  Minority owners' interest in loss
    (income) of subsidiaries              . . . .        5        (1)      -0-
  Provision for (loss) on disposition of assets . .     29       (29)    . -0-
  Income before income taxes and extraordinary item  $ 116     $(107)    $.20

* Grain marketing operations were acquired in 1992

     In computing the operating profit (loss) of a business segment, none of the following have been added or deducted: corporate, general and administrative expenses which cannot practicably be identified or allocated to a business segment, interest expense, equity in income (loss) of investees, and miscellaneous income or deductions.


PETROLEUM

  SALES

     Sales of petroleum products reflect a decrease of $31.9 million in 1994 compared with 1993 primarily due to lower prices of refined fuels and propane. The effect of lower prices was to reduce reported sales by approximately
$62.4 million. Part of this decrease was offset by the effect of a 6% increase of refined fuels and propane unit sales.

     Sales of the petroleum segment decreased $92.2 million in 1993 compared with 1992, primarily a result of 12% lower unit sales of refined fuels (gasoline, diesel and distillates) and a 2% decline of the average selling price. Unit sales decreased principally because the Company sold its investment in National Cooperative Refinery Association ("NCRA") in June 1992. The refined fuels unit sales decrease in 1993 reduced sales by approximately $92.2 million compared with 1992 and lower prices of refined fuels reduced sales by $17.7 million. Sales of other products (principally asphalt and coke) decreased $12.4 million. Propane sales increased approximately $30.1 million in 1993 due to 27% higher unit sales and 18% higher prices.

     In 1992, sales of petroleum products declined $209.7 million compared with 1991. This decrease resulted primarily because unit sales of refined products (gasoline, distillate and diesel) and the average price of these products were lower in 1992 than 1991 by 19% and 16%, respectively. The unit sales and price declines reduced sales of these products by approximately $37.3 million and $154.2 million, respectively. In addition, propane prices in 1992 averaged approximately 82% of the prior year's level, which reduced sales by approximately $13.5 million.

  OPERATING PROFIT

     Results from petroleum operations increased $31.7 million primarily because unit margins on diesel fuels with low levels of sulfur (required by the Environmental Protection Agency for diesel fuel sold after September 30, 1993) were higher than the corresponding period of the prior year. These margins were significantly higher immediately after the crossover to the low sulfur level diesel. In addition, margins on other refined fuels improved because the cost per barrel of crude oil decreased and because production at the Coffeyville, Kansas refinery was substantially higher than in the prior year.

     Operating profit of the petroleum segment decreased $12.8 million in 1993 compared with 1992. The favorable effects of improved margins in propane and lower marketing and administrative expenses were more than offset by the unfavorable effects of lower income from distributing fuels produced by NCRA and the write-down to market value of certain petroleum inventories.

     Operating profit of the petroleum segment was $8.2 million in 1992 compared with a loss of $9.3 million loss in 1991. Most of this improvement resulted from elimination in 1992 of losses experienced in 1991 on petroleum futures contracts. The Company changed its hedging practice in March 1991.


CROP PRODUCTION

  SALES

     Crop production sales in 1994 increased $278.5 million compared with 1994 due to higher plant nutrient prices and unit sales. The average price per ton of nutrient increased approximately 13.3% and unit sales increased approximately
1.1 million tons or 18%.

     Sales of the crop production segment decreased $13.0 million in 1993 compared with 1992. Nitrogen fertilizer sales increased $54.1 million due to 8% higher unit sales and because the average selling price increased 3%. Phosphate fertilizer sales decreased $67.1 million. This decrease is primarily a result of the sale of the Green Bay, Florida phosphate plant to a 50%-owned joint venture. Subsequent to this sale (on November 15, 1991) export sales from the Green Bay plant have not been reported in the Company's operations. In 1992, the Company's sales included export sales from the Green Bay plant of $60.9 million.

     The crop production segment's sales declined $137.7 million in 1992 compared with 1991. Substantially all of this decrease resulted from lower unit sales and prices for phosphate fertilizers. The Company reported 30% lower phosphate unit sales in 1992 which reduced sales approximately $117.3 million. This decrease resulted principally from the sale on November 15, 1991 of the Green Bay, Florida phosphate plant to a 50%-owned joint venture. In addition, sales of phosphate fertilizer decreased approximately $18.2 million, because the average price was 7% lower. Sales of turf and garden products were approximately $2.9 million lower.

  OPERATING PROFIT

     Operating profits of the crop production business in 1994 increased $74.4 million compared with 1993. This increase resulted from higher unit sales and unit margins. Unit margins in 1994 were approximately twice the level of 1993 which increased operating profit in this segment approximately $66.8 million. Unit sales increased over one million tons (18%) which increased operating profit approximately $10.8 million. In addition, included in the statement of operations in the caption, "Equity in income (loss) of investees", is $15.3 million in 1994 representing the Company's share of net income from fertilizer joint ventures. This is an increase of $23.4 million compared with 1993. Demand for plant nutrients in 1994 was stronger than in 1993 due to an increase in the number of acres under cultivation, principally corn acreage (corn acreage harvested was relatively low in 1993 due to wet weather and the resulting floods in the Company's trade territory). In addition, demand for plant nutrients was stimulated by favorable weather conditions during the fall and spring application seasons. The increased demand for plant nutrients translated into higher unit sales and margins and contributed significantly to the Company's increased net income in 1994.

     Operating profit of the crop production segment decreased $60.3 million in 1993 compared with 1992, primarily because of 29% higher natural gas cost (the principal raw material consumed in producing nitrogen fertilizer) which was not recovered through selling prices. Fertilizer margins decreased approximately $43.2 million because of higher gas cost. In addition, phosphate fertilizer margins decreased approximately $7.1 million because decreased phosphate fertilizer selling prices more than offset decreased cost. In addition, the Company's share of the net loss of fertilizer ventures (included in the Company's statement of operations in the caption, "Equity in loss of investees"), was $8.2 million in 1993 compared with a loss of $1.3 million in 1992.

     The crop production segment's operating profit of $111.9 million decreased $13.4 million in 1992 compared with 1991. The decrease resulted primarily from lower phosphate fertilizer selling prices and from realignment of the Company's phosphate fertilizer production operations into two 50%-owned ventures.


FEED

  SALES

     Sales of feed products increased $48.7 million in 1994 compared with 1993. Unit sales of formula feed and feed ingredients each increased approximately 10% which generated a $39.6 million increase in sales. The balance of the sales increase resulted primarily from higher feed ingredient prices.

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

     The feed segment's sales for 1992 decreased $20.9 million compared with 1991, principally because feed ingredients unit sales decreased 22%. Unit sales of feed ingredients decreased because sales efforts were directed from products with near break-even margins to products with higher margins. Feed ingredient sales decreased approximately $41.7 million because of the unit sales decline. Feed ingredient prices increased an average of 8% which increased sales by approximately $11.2 million and formula feed sales increased $6.8 million, principally due to higher unit sales.

  OPERATING PROFIT

     Operating profit of the feed business segment decreased $3.7 million in 1994 compared with 1993. Gross margins decreased approximately $.5 million reflecting lower margins on feed ingredients and pet food of $.8 million and $.4 million, respectively, partly offset by $.7 million higher margins on animal health products. In addition, sales marketing and feed administration expensed increased $3.2 million primarily due to higher commissions and other variable compensation plans.

     Operating profit of the feed segment of $20.7 million in 1993 decreased slightly compared with 1992. The decrease was due to the impact of lower selling prices.

     Operating profit of the feed segment for 1992 of $21.3 million decreased $3.2 million compared with 1991. The decrease resulted from $1.3 million lower patronage refund income on purchases from other cooperatives and from $2.2 million higher expenses partly offset by $.4 million higher gross margins.

FOOD PROCESSING AND MARKETING

  SALES

     Sales of the food marketing and processing business increased $943.0 million in 1994 compared with 1993. Sales of beef increased $735.5 million principally because National Beef Packing Company, L.P. ("NBPC") has been included in the Company's 1994 results for the full year. NBPC was acquired in April 1993. Pork sales increased $207.5 million, due mostly to including operations of the Monmouth, Illinois plant in the Company's results for a full year in 1994. This plant was acquired in February 1993. In addition, sales of specialty meats of the Carando division increased $13.0 million.

     Food marketing sales increased $562.5 million in 1993 compared with 1992, primarily due to business acquisitions. In April 1993, the Company and partners organized National Beef Packing Company, L.P. ("NBPC"). Farmland obtained a 58% ownership interest in NBPC which acquired a beef packing plant and feedlot located in Liberal, Kansas. As a result of this acquisition, the Company's sales included beef sales of $442.1 million in 1993. In February 1993, Foods, a 99%-owned subsidiary, purchased a pork processing plant located at Monmouth, Illinois. As a result of this acquisition, sales of pork products increased approximately $90.0 million. Sales of fabricated pork products at the Company's other plants increased $17.0 million and sales of specialty meats of the Carando division increased $8.3 million.

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

  OPERATING PROFIT

     Operating profit in the Food Marketing and Processing business segment of $20.6 million in 1994 reflects an increase of $4.1 million compared with 1993. The increase includes $13.0 million higher operating profit of the pork business partly offset by an $8.9 million decrease of operating profit of the beef business. Operating profit from pork marketing and processing operations increased primarily due to higher volume and higher margins on fresh pork, branded pork, hams and specialty meats of the Carando division. Operating profit of the beef business decreased owing to weak consumer demands for beef and industry price competition.

     Operating profit of the food marketing segment decreased $8.7 million in 1993 compared with 1992. The decrease is primarily due to 4.6% higher live hog cost. Margins on fabricated products and hams increased $3.6 million and $4.4 million, respectively, and margins on beef products (not included in the Company's operations in 1992) were $4.2 million. These increases resulted from acquisitions which increased sales as discussed above. However, these increases were more than offset by the effects of 4.6% higher cost of live hogs which could not be fully recovered through increased wholesale prices of fresh and processed pork products and by higher selling and administrative expenses.

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


GRAIN MARKETING

  SALES AND OPERATING PROFIT

     Grain sales increased $673.6 million in 1994 compared with 1993 primarily due to the acquisition of Wells-Bowman Trading Company and from operating elevators in Utah and Idaho which were leased to the Company in 1994.

     The grain marketing business had an operating loss of $33.5 million in 1994 compared with near break-even operations in 1993. The operating loss in 1994 includes an operating loss of $14.4 million in the international operations of Tradigrain and an operating loss of $19.1 million in the Company's Union Equity division. The loss in 1994 resulted primarily from negative unit margins on international grain transactions and higher domestic operating expenses.


     Grain operations which were acquired in July 1992, reported sales for the full year in 1993 of $953.5 million. Sales for the two months ended August 31, 1992 were $155.2 million.

     In 1993, operating profit of the grain business was $.1 million compared with a loss of $.7 million for the two months ended August 31, 1992. In 1993, grain marketing operations were relocated to Kansas City from Enid, Oklahoma, an export elevator at Houston, Texas was sold and certain duplicative administrative assets costs were eliminated. As a result, cost reductions were realized in 1993.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("SG & A") increased $81.5 million in 1994 compared with 1993. However, as a percent of sales, these expenses were slightly lower in 1994 than in 1993. Approximately $17.6 million of the increase resulted from acquisition of Tradigrain and National Carriers, Inc. and from including NBPC in the Company's financial statements for the full year in 1994. Approximately $29.0 million of the increase was in pork marketing and processing and resulted primarily from including the Monmouth, Illinois pork plant in the Company's operations for a full year, and from higher sales of pork. Farm supply businesses and the grain marketing business had higher SG & A of $13.1 million and $3.4 million, respectively. The balance of the SG & A increase was primarily variable compensation plans.

    These expenses decreased $12.3 million in 1993 compared with 1992 primarily due to SG & A directly connected to business segments. Corporate, general and administrative expenses, not identified to business segments (see note 12 of the notes to consolidated financial statements), decreased $6.3 million in 1993 compared with 1992.

     In 1992, corporate general and administrative expenses not identified to business segments decreased $5.2 million compared with 1991. This decrease was mostly lower retirement plan costs, reduced corporate advertising and reduced coverage and cost of liability insurance.

OTHER INCOME (DEDUCTIONS)

  INTEREST EXPENSE

     Interest expense reflects an increase of $14.7 million in 1994 compared with 1993. The increase is primarily attributable to including the interest costs of NBPC's beef operations in the Company's financial statements for a full year in 1994, the acquisition of National Carriers, Inc. and Tradigrain in May 1994 and by higher interest rates.

     Interest expense increased $8.8 million in 1993 compared with 1992 due to an increase of the average level of borrowings, partly offset by lower interest rates. Interest expense decreased $8.9 million in 1992 compared with 1991. The decrease results from lower borrowings and lower interest rates.

  PROVISION FOR LOSS ON DISPOSITION OF ASSETS

     See note 17 of the notes to consolidated financial statements.

  OTHER, NET

     See note 16 of the notes to consolidated financial statements.


RECENT ACCOUNTING PRONOUNCEMENTS

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

    Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits," was issued by the FASB in November 1992 and is effective for fiscal years beginning after December 15, 1993 (the Company's 1995 fiscal year). Statement 112 establishes standards of accounting and reporting for the estimated cost of benefits provided to former or inactive employees. Management expects that the adoption of Statement 112 will not have a significant impact on the Company's consolidated financial statements.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS

        Independent Auditors' Report  . . . . . . . . . . . . . . 30

        Consolidated Balance Sheets, August 31, 1994
            and 1993  . . . . . . . . . . . . . . . . . . . . . . 31

        Consolidated Statements of Operations
            for each of the years in
            the three-year period ended August 31, 1994 . . . . . 33

        Consolidated Statements of Cash Flows for
            each of the years in
            the three-year period ended August 31, 1994 . . . . . 34

        Consolidated Statements of Capital
            Shares and Equities for each
            of the years in the three-year
            period ended August 31, 1994  . . . . . . . . . . . . 36

        Notes to Consolidated Financial Statements  . . . . . . . 37


FINANCIAL STATEMENT SCHEDULES

        Farmland Industries, Inc. and Subsidiaries for each of the years in the three-year period ended August 31, 1994:

        1I--Amounts Receivable from Related Parties               67

        V--Property, Plant and Equipment  . . . . . . . . . . . . 68

        VI--Accumulated Depreciation and Amortization of  . . . . 71
            Property, Plant and Equipment

        IX--Short-term Borrowings   . . . . . . . . . . . . . . . 74

        X--Supplementary Income Statement Information   . . . . . 74


        All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.






                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Farmland Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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





                                      KPMG PEAT MARWICK LLP

Kansas City, Missouri
October 21, 1994




                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         August 31
                                                     1994          1993
                                                   (Amounts in Thousands)
Current Assets:
    Cash and cash equivalents . . . . . . . . .   $     44,084  $    28,373
    Accounts receivable - trade . . . . . . . ..       394,906      320,980
    Inventories (note 3)  . . . . . . . . . . ..       538,314      496,690
    Other current assets  . . . . . . . . . . ..       119,139       69,357

       Total Current Assets   . . . . . . . . ..  $  1,096,443  $   915,400


Investments and Long-Term Receivables (note 4).  $    189,601  $   183,312

Property, Plant and Equipment (notes 5 and 6):
Property, plant and equipment, at cost  . . . ..  $  1,202,159  $ 1,154,343
Less accumulated depreciation and amortization .       700,869      649,965

    Net Property, Plant and Equipment . . . . ..  $    501,290  $   504,378




Other Assets  . . . . . . . . . . . . . . . . ..  $    139,297  $   116,891



Total Assets  . . . . . . . . . . . . . . . . ..  $  1.926,631  $ 1,719,981

See accompanying notes to consolidated financial statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                           August 31
                                                    1994          1993
                                                  (Amounts in Thousands)
Current Liabilities:
  Demand loan certificates  . . . . . . . . . .  $    23,158  $     29,860
  Short-term notes payable (note 6)   . . . . .      279,137       256,655
  Current maturities of long-term debt (note 6)       27,840        31,947
  Accounts payable - trade  . . . . . . . . . .      246,181       217,982
  Other current liabilities (note 9)  . . . . .      229,423       118,437

           Total Current Liabilities  . . . . .  $   805,739  $    654,881

Long-Term Debt (excluding current maturities)
     (note 6)                                    $   517,806  $    485,861

Deferred Income Taxes (note 7)  . . . . . . . .  $     6,340  $      2,169

Minority Owners' Equity in Subsidiaries (note 8) $    11,733  $     15,363

Capital Shares and Equities (note 9):
  Preferred shares, $25 par value--Authorized
     8,000,000 shares, 148,069 shares issued
     and outstanding (148,325 shares in 1993) .  $     3,702  $      3,708
  Common shares, $25 par value -- Authorized
     50,000,000 shares, 14,542,478 shares
     issued and outstanding
     (15,199,833 shares in 1993)  . . . . . . .      363,562       379,996
  Associate member common shares (nonvoting),
    $25 par value --
    Authorized 2,000,000 shares,
    370,707 shares issued and
    outstanding (327,828 shares in 1993) .             9,268         8,196
  Earned surplus and other equities   . . . . .      208,481       169,807

           Total Capital Shares and Equities  .  $   585,013  $    561,707

Contingent Liabilities and Commitments
 (notes 4, 6, 7, 10 and 11)


Total Liabilities and Equities  . . . . . . . .  $  1,926,631 $  1,719,981

See accompanying notes to consolidated financial statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended August 31
                                            1994         1993        1992
                                                   (Amounts in Thousands)
Sales       . . . . . . . . . . . . . .  $6,677,933  $4,722,940  $3,429,307
Cost of sales . . . . . . . . . . . . .   6,284,084   4,470,290   3,099,316

Gross income  . . . . . . . . . . . . .  $  393,849  $  252,650  $  329,991

Selling, general and
    administrative expenses              $  305,279  $  223,792  $  236,065

Other income (deductions):
    Interest expense  . . . . . . . . .  $  (51,485) $  (36,764) $  (27,965)
    Interest income . . . . . . . . . .       6,170       4,189       2,667
    Equity in income (loss) of
    investees (note 4)                       10,878     (12,394)     (2,341)
    Provision for loss on disposition of assets
       (note 17)  . . . . . . . . . . .         -0-     (29,430)        -0-
    Other, net (note 16)  . . . . . . .      20,111       9,536       4,217
            . . . . . . . . . . . . . .  $  (14,326) $  (64,863) $  (23,422)

Income (loss) before income
    taxes and minority
    owners' interest and
    extraordinary item. . . . . . .      $   74,244  $  (36,005) $   70,504
Income tax (expense) benefit (note 7) .      (4,890)      6,433      (9,458)
Minority owners' interest in loss (income)
    of subsidiaries . . . . . . . . . .       4,522        (828)        -0-
Income (loss) before extraordinary item  $   73,876  $  (30,400  $   61,046
Extraordinary item - Utilization of loss
    carryforward (note 7) . . . . . . .         -0-         -0-       1,267
       Net income (loss)  . . . . . . .  $   73,876  $  (30,400) $   62,313

Distribution of net income (note 9):
    Patronage refunds:
       Farm supply patrons  . . . . . .  $   59,685  $      -0-  $   16,229
       Pork marketing patrons   . . . .      10,927         -0-       1,245
       The Cooperative Finance
           Association's patrons  . . .         -0-       1,650       1,482
            . . . . . . . . . . . . . .  $   70,612  $    1,650  $   18,956
Earned surplus and other equities . . .       3,264     (32,050)
43,357
            . . . . . . . . . . . . . .  $   73,876  $  (30,400) $   62,313

See notes to consolidated financial statements

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended August 31
                                            1994         1993        1992
                                               (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . .   $   73,876  $ (30,400) $   62,313
Adjustments to reconcile net income (loss)
to net cash provided by
(used in) operating activities:
    Depreciation and amortization . . .     62,960     57,730      50,784
    Provision for loss on disposition
       of assets  . . . . . . . . . . .        -0-     29,430         -0-
    (Gain) on disposition of fixed assets   (1,794)      (385)     (1,181)
    Patronage refunds received in equities  (2,171)     (2,241)    (2,320)
    Proceeds from redemption of
       patronage equities   . . . . . .        573      1,731       7,727
    Equity in (income) loss of investees    10,878)    12,394       2,341
    Deferred income tax (benefit) expense   (5,034)    (3,463)      1,752
    Other   . . . . . . . . . . . . . .        770      7,604       3,786
    Changes in assets and
    liabilities (exclusive of
    assets and liabilities of
    businesses acquired):
       Accounts receivable  . . . . . .    (12,079)   (92,024)      9,095
       Inventories  . . . . . . . . . .     (4,692)   (65,402)    (27,483)
       Other assets   . . . . . . . . .    (45,990)   (30,154)     11,490
       Accounts payable   . . . . . . .     17,884     19,630     (48,425)
       Other liabilities  . . . . . . .     32,617    (17,981)     10,722

Net cash provided by (used in)
operating activities  . . . . . . . . . $  106,042  $(113,531) $   80,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to borrowers
    by finance companies                $     -0-   $(624,618) $ (733,403)
Collections from borrowers
    by finance companies                      -0-     631,668     685,383
Acquisition of businesses . . . . . . .    (35,790)   (10,500)        -0-
Proceeds from
    disposal of investments and
    notes receivable  . . . . . . . . .     34,577     12,115      71,582
Acquisition of investments
    and notes receivable                   (22,117)   (50,378)    (58,979)
Capital expenditures  . . . . . . . . .    (69,776)   (98,238)    (79,954)
Proceeds from sale of fixed assets  . .     14,785     10,900       8,191
Distribution from joint venture, net  .        -0-        -0-      29,324
Proceeds from sale of assets to
    joint venture partner . . . . .     . .  2,310        -0-      62,104
Proceeds from disposition
    of subsidiary (note 2)                     -0-     87,227         -0-
Other       . . . . . . . . . . . . . .      5,547     (2,140)        -0-

Net cash used
    in investing activities .           $  (70,464) $ (43,964) $  (15,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease of
    demand loan certificates            $   (6,702) $ (13,224) $  (13,712)
Proceeds from bank
    loans and notes payable                888,088    916,799     669,608
Payments of bank
    loans and notes payable               (924,731)  (777,268)   (711,101)
Proceeds from
    issuance of subordinated
     debt certificates  . . . . . . . .     57,636     72,423      57,780
Payments for redemption of subordinated
     debt certificates  . . . . . . . .    (33,034)   (16,490)    (22,557)
Payments for
    redemption of equities . .              (3,244)   (13,505)     (8,046)
Payments of patronage
    refunds and dividends                      -0-    (17,946)    (12,204)
Other       . . . . . . . . . . . . . .      2,120        340      (3,853)

Net cash provided by (used in)
    financing activities  . . . . . . . $  (19,867) $ 151,129  $  (44,085)

Net increase (decrease)
    in cash and
    cash equivalents  . . . . . . . . . $   15,711  $  (6,366) $   20,764
Cash and cash equivalents
    at beginning of year                    28,373     34,739      13,975
Cash and cash equivalents
    at end of year                      $   44,084  $  28,373  $   34,739

SUPPLEMENTAL SCHEDULE OF CASH PAID
    FOR INTEREST AND INCOME TAXES:

Interest    . . . . . . . . . . . . . . $   38,425  $  41,136  $   35,626

Income taxes (net of refunds) . . . . . $    9,746  $   1,479  $   12,181

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

Equities and minority owners' interest
    called for redemption . . . . . . . $   12,935  $    -0-   $   13,365
Transfer of assets in exchange for
    investment in joint ventures  . . . $      309  $    -0-   $   63,911
Issuance of Farmland equities to
    minority owners'
    of Foods  . . . .                   $      -0-  $    -0-   $   16,680
Appropriation of current year's
    net income
    as patronage refunds  . . . . . . . $   70,612  $    -0-   $   18,956
Acquisition of businesses:
    Fair value of net assets acquired . $   35,539  $   1,414  $   30,321
    Goodwill  . . . . . . . . . . . . .      1,094     16,086      20,976
    Minority owners' investment . . . .       (843)    (7,000)        -0-
                                        $   35,790  $  10,500  $   51,297
     See accompanying notes to consolidated financial statements.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES

                                 Years Ended August 31, 1994, 1993 and 1992
                                                            Earned   Total
                                                  Associate Surplus  Capital
                                                    Member    And    Shares
                                Preferred  Common   Common   Other    And
                                  Shares   Shares   Shares  Equities Equities
                                                (Amounts in Thousands)
Balance at August 31, 1991  . .  $ 3,733  $330,646  $7,680  $155,305 $497,364
Issue, redemption and
    cancellation of equities  .      (20)   44,297     (15)       13   44,275
Appropriation of current
    year's net income . . . . .      -0-       -0-      -0-   62,313   62,313
Transfers to current liabilities     -0-   (12,045)     (6)  (19,329) (31,380)
Transfers from minority
    owners' equity  . . . . . .      -0-     5,570      -0-   10,072   15,642
Dividends on preferred stock  .      -0-       -0-      -0-       (5)      (5)
Distribution to farm supply
    patrons in common stock,
    associate member common stock
    and other equities  . . . .      -0-    15,807     873   (16,760)     (80)
Exchange of common stock,
    associate member
    common stock and
    other equities                   -0-    (7,892)   (356)    8,248     -0-

Balance at August 31, 1992  . .  $ 3,713  $376,383  $8,176  $199,857 $588,129
Issue, redemption and
    cancellation of equities  .       (5)    6,740     (49)   (1,058)   5,628
Appropriation of current year's
    net loss  . . . . . . . . .       -0-      -0-     -0-   (30,400) (30,400)
Transfers to current liabilities      -0-      -0-     -0-    (1,650)  (1,650)

Exchange of common stock,
    associate member
    common stock and other
    equities                          -0-   (3,127)     69     3,058      -0-

Balance at August 31, 1993  . .  $ 3,708$  379,996  $8,196  $169,807 $561,707
Issue, redemption and
    cancellation of equities  .       (6)     (364)     17    (3,475)  (3,828)
Appropriation of current year's
    net income  . . . . . . . .       -0-      -0-     -0-    73,876   73,876
Patronage refund
    payable in cash transferred
    to current liabilities  . .       -0-      -0-     -0-   (26,552) (26,552)
Base capital redemptions transferred
    to current liabilities  . .       -0-   (8,628)   (112)       -0-  (8,740)
Other equity redemptions transferred
    to current liabilities  . .       -0-      -0-     -0-    (3,362)  (3,362)
Transferred to liabilities  . .       -0-      -0-     -0-    (8,084)  (8,084)
Dividends on preferred stock  .       -0-      -0-     -0-        (4)      (4)
Exchange of common stock,
    associate member common stock
    and other equities  . . . .       -0-   (7,442)  1,167     6,275      -0-

Balance at August 31, 1994  . .  $ 3,702  $363,562  $9,268  $208,481 $585,013

See accompanying notes to consolidated financial statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Farmland Industries, Inc. ("Farmland"), a Kansas corporation, is organized and operated as a cooperative and its mission is to be a producer-driven and profitable agricultural supply to consumer foods cooperative system.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Farmland and all its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents -- Investments with maturities of less than three months are included in "Cash and cash equivalents."

     Investments -- Investments in companies 20% to 50% owned are accounted for by the equity method. Other investments are stated at cost.

     Accounts Receivable -- The Company uses the allowance method to account for doubtful accounts and notes. Uncollectible accounts and notes receivable from members are written off against the Farmland common stock held by members before such uncollectible accounts are charged to operations.

     Inventories -- Grain inventories are valued at market adjusted for net unrealized gains or losses on open commodity contracts. Crude oil, refined petroleum products, cattle and beef inventories are valued at the lower of last-in, first-out cost or market. Other inventories are valued at the lower of first-in, first-out cost or market. Supplies are valued at cost. When practicable, the Company hedges certain inventories, advance sales and purchase contracts with fixed prices and anticipated purchases of raw materials.

     Property, Plant and Equipment -- These assets are stated at cost and depreciated principally on a straight-line basis over the estimated useful life of the individual assets (3 to 40 years). Leasehold improvements are amortized on a straight-line basis over the terms of the individual leases (15 to 21 years).

     Goodwill -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis over a period of 15 to 25 years.

     Sales -- The Company's policy is to recognize sales at the time product is shipped. Net margins on international grain merchandised and sales commissions on brokered agricultural chemicals, rather than the value of such products, are included in net sales.

     Environmental Costs -- Liabilities related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur. Environmental expenditures are capitalized when such costs provide future economic benefits.

     Research and Development Costs -- Total research and development costs for the Company for the years ended August 31, 1994, 1993 and 1992 were $2,702,000, $3,303,000 and $3,338,000, respectively.

     Federal Income Taxes -- Farmland and its cooperative subsidiaries are subject to income taxes on all income not distributed to patrons as patronage refunds. Farmland and all its subsidiaries file consolidated federal and state income tax returns. Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company accounted for income taxes using the deferred method under APB Opinion 11 for the year ended August 31, 1993 and 1992.


(2)  ACQUISITIONS AND DISPOSITIONS

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

     During 1993, Farmland and partners organized NBPC.  Farmland retained a 58%
ownership interest in NBPC by investing $10,500,000 in cash.   On April 15,
1993, NBPC acquired the business of Idle Wild Foods, Inc. ("Idle Wild"), a beef packing plant and feedlot located in Liberal, Kansas. NBPC acquired the assets by assuming liabilities of Idle Wild with a fair value of approximately $130,605,000 (including bank loans which are nonrecourse to NBPC's partners). The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NBPC have been included in the Company's consolidated financial statements from April 15, 1993. The liabilities assumed over the fair value of the net identifiable assets acquired has been recorded as goodwill.

     To establish The Cooperative Finance Association ("CFA") as an independent finance association for its members, on August 30, 1993 CFA purchased 10,113,000 shares of its voting common stock from Farmland for a purchase price comprised of $1,541,000 in cash, equities of Farmland (with a par value of $2,406,000) held by CFA and a $6,166,000 subordinated promissory note payable to Farmland bearing interest of 5.3%. In addition, during 1993, CFA: 1) repaid its operating loan from Farmland ($25,181,000); and, 2) purchased the lending operations and assets of Farmland Financial Services Company for a cash payment of $60,505,000 and a $2,128,000, 6% subordinated note payable to Farmland. Farmland repaid $87,227,000 of its borrowings from the National Bank for Cooperatives with the proceeds received from CFA. As a result of CFA's stock purchase and amendments to CFA's bylaws, Farmland's voting control in CFA decreased to 25%. Accordingly, effective August 31, 1993, CFA is not included in the consolidated balance sheet of the Company.

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

                                       August 31 (Unaudited)
                                        1993          1992
                                      (Amounts in Thousands)
    Net sales . . . . . . .. . . . .  $ 5,357,867  $  5,441,303

    Income (loss) before
        extraordinary item .          $   (44,040) $     47,225

     In October 1993, the Company acquired approximately 53% of the common stock of National Carriers, Inc. ("NCI") and increased its ownership of NCI to 79% in August 1994. NCI is a trucking company located in Liberal, Kansas. NCI provides substantially all the trucking service needs of NBPC. The purchase price of NCI ($4,423,000) was paid in cash.

     In December 1993, the Company acquired all the common stock of seven international grain trading companies (collectively referred to as "Tradigrain"). The purchase price for Tradigrain ($31,367,000) was paid in cash.

     The acquisitions of NCI and Tradigrain have been accounted for by the purchase method of accounting and, accordingly, the operating results of each enterprise have been included in the Company's consolidated financial statements from the respective dates of acquisition. The excess of the cash paid over the fair value of the net assets acquired has been recorded as goodwill. The pro forma effects of acquisitions of NCI and Tradigrain on the consolidated financial statements are not significant.

(3)  INVENTORIES

     Major components of inventories are as follows:
                                        August 31
                                   1994          1993
                                 (Amounts in Thousands)
    Grain   . . . . . . . . . . $    136,353  $     91,990
    Beef    . . . . . . . . . .       24,267        27,754
    Materials . . . . . . . . .       51,428        43,857
    Supplies  . . . . . . . . .       39,885        41,388
    Finished and in-process
        products  . . . . .          286,381       291,701
                                $    538,314  $    496,690

     The carrying values of crude oil and refined petroleum inventories stated under the lower of last-in, first-out ("LIFO") cost or market at August 31, 1994 and 1993 were $86,179,000 and $84,088,000, respectively. Had the lower of first-in, first-out ("FIFO") cost or market been used to value these products, the carrying values of inventories at August 31, 1994 and 1993 would have been lower by $4,145,000 and $5,754,000, respectively.

     Net income for 1994, 1993 and 1992 was $1,609,000 lower, $4,119,000 higher and $1,935,000 lower, respectively, as a result of using LIFO as compared with FIFO, including a $3,164,000 recovery in 1994 of an $8,346,000 lower of cost or market adjustment in 1993. Liquidation of prior year inventory layers in 1992 reduced income before income taxes and patronage refunds by $3,302,000.

     The carrying values of beef inventories stated under LIFO at August 31, 1994 and 1993 were $24,267,000 and $27,754,000, respectively. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the results reported in 1994 and 1993, as market value of these inventories was lower than LIFO or FIFO cost.

(4)  INVESTMENTS AND LONG-TERM RECEIVABLES

     Investments and long-term receivables are as follows:
                                                             August 31
                                                        1994          1993
                                                     (Amounts in Thousands)
    Investments accounted for by the equity method   $  52,478  $  37,456
    Notes receivable from ventures, 20% to 50% owned    48,955     60,204
    National Bank for Cooperatives  . . . . . . . .     28,786     31,824
    Investments in and advances to other cooperatives   42,662     37,690
    Other investments and long-term receivables . .     16,720     16,138
                                                     $  189,601  $183,312

    National Bank for Cooperatives ("CoBank") requires borrowers from the bank to maintain an investment in stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 1994, Farmland's investment in CoBank approximated its requirement. This investment has been pledged to secure borrowings from CoBank under the syndicated loan agreement.

    Summarized financial information of investees accounted for by the equity method is as follows:
                                                         August 31
                                                   1994          1993
                                                  (Amounts in Thousands)
       Current Assets   . . . . . . . . . . . . $    105,981  $     66,532
       Long-Term Assets   . . . . . . . . . . .      252,704       223,937
           Total Assets . . . . . . . . . . . . $    358,685  $    290,469

       Current Liabilities  . . . . . . . . . . $    111,077  $     79,224
       Long-Term Liabilities  . . . . . . . . .      144,255       141,991
           Total Liabilities  . . . . . . . . . $    255,332  $    221,215
       Net Assets   . . . . . . . . . . . . . . $    103,353  $     69,254

                                         Year Ended August 31
                                    1994       1993       1992
                                      (Amounts in Thousands)
     Net sales  . . . . . . . .   $ 803,516  $ 601,194   $ 218,913
     Net income (loss)  . . . .   $  24,285  $ (22,755)  $  (5,046)
     Farmland's equity in net
        income (loss)             $  10,878  $ (12,394)  $  (2,341)

     The Company's investments accounted for by the equity method consist principally of 50% equity interests in Hyplains Beef, L.L.C. and in two phosphate fertilizer manufacturing ventures (Farmland Hydro, L.P. and SF Phosphates Limited Company).

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

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the Financial Accounting Standards Board ("FASB") in May 1993 and is effective for fiscal years beginning after December 15, 1993 (the Company's 1995 fiscal year). Statement 115 expands the use of fair value accounting and the reporting for certain investments in debt and equity securities. In the opinion of management, the adoption of Statement 115 will not have a significant impact on the Company's consolidated financial statements.


(5)  PROPERTY, PLANT AND EQUIPMENT

     A summary of cost for property, plant and equipment is as follows:
                                              August 31
                                        1994          1993
                                       (Amounts in Thousands)
    Land and improvements .  . . .  $    13,614   $    11,825
    Site improvements . . .  . . .       28,647        26,877
    Buildings . . . . . . .  . . .      224,767       215,420
    Machinery and equipment  . . .      716,683       678,784
    Automotive equipment  .  . . .       65,986        46,807
    Furniture and fixtures   . . .       48,613        45,405
    Livestock . . . . . . .  . . .        3,926         4,373
    Mining properties . . .  . . .        3,119         3,119
    Leasehold improvements   . . .       15,085        12,149
    Capital lease . . . . .  . . .       50,956        52,342
    Construction in progress . . .       30,763        57,242
                                    $ 1,202,159   $ 1,154,343

     For the years ended August 31, 1994, 1993 and 1992, the Company capitalized construction period interest of $357,000, $1,611,000 and $330,000, respectively.


(6)  BANK LOANS, SUBORDINATED DEBT CERTIFICATES AND NOTES PAYABLE

     Bank loans, subordinated debt certificates and notes payable are as follows:
                                                         August 31
                                                    1994          1993
                                                     (Amounts in Thousands)
National Bank for Cooperatives
    --5.61% to 9.2%, maturing 1995 through 2001  $    74,278  $    66,098
Other bank notes--5.74% to 7.75%,
    maturing 1995 through 2001  . . . . . . . .      117,813      138,244
Subordinated certificates of investment and
    capital investment certificates--
    7.25% to 10.5%, maturing 1995 through 2014       210,054      192,857
Subordinated monthly interest certificates
    --7.25% to 12%, maturing 1995 through 2014        70,057       62,913
Industrial revenue bonds--5.75% to 8.0%,
    maturing 1995 through 2007  . . . . . . . .       25,055       27,880
Promissory notes--7% to 10%,
    maturing 1995 through 2001  . . . . . . . .       18,684       13,805
Other--5% to 13%  . . . . . . . . . . . . . . .       29,705       16,011
                                                 $   545,646  $   517,808
Less current maturities . . . . . . . . . . . .       27,840       31,947
                                                 $   517,806  $   485,861

     In 1994, Farmland entered into a $650,000,000 syndicated credit facility provided by eight domestic and international banking institutions. This agreement provides short-term credit of up to $450,000,000 to finance seasonal operations and inventory, and revolving term credit of up to $200,000,000. At August 31, 1994, short-term borrowings under this facility were $217,399,000, revolving term borrowings were $95,000,000 and $62,600,000 was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

     Farmland pays commitment fees of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150,000,000, consolidated net worth of not less than $475,000,000 and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the credit agreement). Computed in accordance with the agreement, at August 31, 1994, working capital was $207,383,000, net worth was $585,013,000 and funded indebtedness and senior funded indebtedness were 47.03% and 23.34% of capitalization, respectively.

     Farmland and subsidiaries maintain other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 1994, $35,495,000 was borrowed from banks and letters of credit issued by banks amounted to $2,200,000. Financial covenants of these arrangements are not more restrictive than the Company's syndicated credit facility.

     NBPC, 58%-owned by Farmland, maintains borrowing agreements with a bank which provides financing support for its beef packing operations. Borrowings under this credit agreement are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1994, NBPC's available bank credit of $61,596,000 had been borrowed. All assets of NBPC (carried at $150,409,000) are pledged to support its borrowings. At August 31, 1994, Farmland had issued letters of credit in the amount of $15,000,000 to support NBPC's bank credit agreements.

     Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to the Company.

     The subordinated debt certificates have been issued under several different indentures. Farmland may redeem subordinated certificates of investments and capital investment certificates in advance of scheduled maturities. Farmland may redeem subordinated certificates of investments, capital investment certificates and subordinated monthly interest certificates upon death of the holder.

     The outstanding subordinated debt certificates are subordinated to senior indebtedness. At August 31, 1994, senior indebtedness included $450,827,000 for money borrowed, and other instruments (principally long-term operating leases) provide for aggregate payments over nine years of approximately $126,505,000.

     Under industrial revenue bonds and other agreements, property, plant and equipment with a carrying value of $29,267,000 have been pledged.

     Bank loans, subordinated debt certificates and notes payable mature during the fiscal years ending August 31 in the following amounts:

                                              (Amounts in Thousands)
           1995 . . . . . . . . . . . . . . . . . .  $    27,840
           1996 . . . . . . . . . . . . . . . . . .       44,884
           1997 . . . . . . . . . . . . . . . . . .      182,996
           1998 . . . . . . . . . . . . . . . . . .       54,057
           1999 . . . . . . . . . . . . . . . . . .       32,921
           2000 and after . . . . . . . . . . . . .      202,948
                                                     $   545,646

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

     On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,775,000. The asserted deficiencies relate primarily to the Company's tax treatment of the sale of the Terra stock and the distributions received from Terra prior to the sale. The IRS asserts that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset, and that, as a nonexempt cooperative, Farmland was not entitled to an intercorporate dividends-received deduction in respect of the 1983 distribution by Terra. It further asserts that Farmland incorrectly characterized gains for tax purposes aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from the disposition of certain other assets. On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. Discovery and other pre-trial phases of the litigation have since been ongoing. The case is scheduled for trial on March 6, 1995.

     If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon through October 31, 1994, of approximately $154,900,000 (before tax benefits of the interest deduction). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

     The Company adopted FASB Statement 109 effective September 1, 1993. The cumulative effect of this change in accounting for income taxes was immaterial. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     Income tax expense (benefit) attributable to income from continuing operations is comprised of the following:
                                            Year Ended August 31
                                       1994        1993          1992
                                            (Amounts in Thousands)
     Federal:
        Current . . . . . . . . . .  $   10,076   $  (2,502)   $   6,600
        Deferred  . . . . . . . . .      (3,217)     (2,944)       1,490
                                     $    6,859   $  (5,446)   $   8,090
     State:
        Current . . . . . . . . . .  $    1,965   $    (468)   $   1,106
        Deferred  . . . . . . . . .        (755)       (519)         262
                                     $    1,210   $    (987)   $   1,368
     Foreign:
        Current . . . . . . . . . .  $   (2,117)  $     -0-    $     -0-
        Deferred  . . . . . . . . .      (1,062)        -0-          -0-
                                     $   (3,179)  $     -0-    $     -0-
                                     $    4,890   $  (6,433)   $   9,458

     Income tax expense (benefit) attributable to income from continuing operations differs from the "expected" income tax expense (benefit) using statutory rate of 35% (34% for 1993 and 1992), as follows:
                                                   Year Ended August 31
                                             1994      1993       1992
Computed "expected" income tax
    expense (benefit) on income (loss)
    before income taxes . . . . . . . . . .   35.0 %   (34.0) %    34.0%

Increase (reduction) in income
  tax expense (benefit)
  attributable to:
    Patronage refunds . . . . . . . . . . .  (33.3)     (4.0)      (9.2)
    Utilization of member-sourced losses  .    -0-        -0-     (11.4)
    Patronage-sourced items for
       which no benefit is available    . .    -0-      26.5        -0-
    State income tax expense (benefit) net of
       federal income tax effect  . . . . .    1.1      (2.2)       1.2
    Benefit associated with exempt income of
       foreign sales corporation  . . . . .    -0-      (1.4)      (1.5)
    Other, net  . . . . . . . . . . . . . .    3.8      (2.7)        .3
Income tax expense (benefit)  . . . . . . .    6.6  %  (17.8)%     13.4 %

     The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 1994 is as follows:
                                                     August 31, 1994
                                               (Amounts in Thousands)
    Deferred tax liabilities:
       Property, plant and equipment
           principally
           due to differences in depreciation . . .  $    20,242
       Prepaid pension cost   . . . . . . . . . . .       21,124
       Other  . . . . . . . . . . . . . . . . . . .       14,021
           Total gross deferred liabilities . . . .  $    55,387

    Deferred tax assets:
       Safe harbor leases   . . . . . . . . . . . .  $    5,391
       Accrued expenses   . . . . . . . . . . . . .       27,017
       Accounts receivable,  principally due to
           allowance for doubtful accounts  . . . .       4,394
       Other  . . . . . . . . . . . . . . . . . . .       12,245
           Total gross deferred assets  . . . . . .  $    49,047

    Net deferred tax liability  . . . . . . . . . .  $    6,340

     A valuation allowance for deferred tax assets was not necessary at August 31, 1994.

     The significant components of deferred income tax benefit attributable to income from continuing operations for the year ended August 31, 1994 are as follows:
                                                     August 31, 1994
                                               (Amounts in Thousands)
    Deferred tax benefit  . . . . . . . . . . . . .  $    (8,044)

    Charge in lieu of taxes resulting
       from initial recognition
       of acquired tax benefits that
       are allocated to reduce
       goodwill related to the acquired entity  . .        3,010
                                                     $    (5,034)

     Deferred income taxes for the year ended August 31, 1993 and 1992 result from timing differences in the recognition of income and expenses for financial reporting and income tax reporting purposes.  The sources of these timing differences and their tax effect are as follows:
                                                     Year Ended August 31
                                                   1993              1992
                                                   (Amounts in Thousands)
    Depreciation  . . . . . . . . . . . . . . . $       473      $     1,562
    Safe harbor lease rentals . . . . . . . . .        (378)            (478)
    Provision for loss on proposed
        sale of assets                               (3,454)             -0-
    Unfunded pension expense  . . . . . . . . .        (355)            (129)
    Reinstatement of deferred income
        taxes previously
       offset by net operating loss carryforward
       for financial reporting purposes   . . .        -0-             1,294
    Other, net  . . . . . . . . . . . . . . . .         251             (497)
                                                $    (3,463)     $     1,752

     At August 31, 1994, Farmland and its consolidated subsidiaries have alternative minimum tax credit carryforwards of approximately $7,025,000.

     The tax benefit for the year ended August 31, 1993 results from the carryback of nonpatronage-sourced losses to reduce the amount of federal and state income taxes paid during prior years.

     During the year ended August 31, 1994, Farmland utilized nonmember-sourced loss carryforwards amounting to $7,525,000 to reduce goodwill for financial reporting purposes by $3,010,000.

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


(8)  MINORITY OWNERS' EQUITY IN SUBSIDIARIES

     A summary of the equity of subsidiaries owned by others is as follows:
                                                        August 31
                                                   1994         1993
                                                  (Amounts in Thousands)
    Farmland Foods, Inc.  . . . . . . . . . . .  $   5,618    $   6,401
    National Beef Packing Company, L.P. and G.P.     2,925        7,865
    Heartland Wheat Growers, L.P. and G.P.  . .      2,100          -0-
    Other subsidiaries  . . . . . . . . . . . .      1,090        1,097
                                                 $  11,733    $  15,363

(9)  PREFERRED STOCK, EARNED SURPLUS AND OTHER EQUITIES

     A summary of preferred stock is as follows:
                                                       August 31
                                                  1994         1993
                                               (Amounts in Thousands)
   Preferred shares, $25 par value -
     Authorized 8,000,000 shares:
      6% - 608 shares issued and outstanding
         (624 shares in 1993) . . . . . . . .   $      15    $      15
      5-1/2% - 2,592 shares issued
        and outstanding
         (2,832 shares in 1993) . . . . . . .          65           71
      Series F - 144,869 shares issued
        and outstanding
         (144,869 shares in 1993) . . . . . .       3,622        3,622
                                                $   3,702    $   3,708

     The 5-1/2% and 6% preferred stocks have preferential liquidation rights over the Series F preferred stock. Dividends on the 5-1/2% and 6% preferred stock are cumulative if declared by the Farmland Board of Directors and only to the extent earned each year. Series F preferred stock is nondividend bearing. Upon liquidation, holders of all preferred stock are entitled to the par value thereof and, with respect to the 5-1/2% and 6% preferred stock, any declared or unpaid earned dividends.

     A summary of earned surplus and other equities is as follows:
                                                    August 31
                                               1994       1993
                                             (Amounts in Thousands)
    Earned surplus  . . . . . . . . . .   $  130,250  $    123,974
    Patronage refund payable in equities      44,032           -0-
    Nonmember capital . . . . . . . . .          103           104
    Capital credits . . . . . . . . . .       32,547        38,105
    Unallocated equity  . . . . . . . .          -0-         6,021
    Additional paid-in surplus  . . . .        1,603         1,603
    Currency translation adjustment . .          (54)          -0-
                                          $  208,481  $    169,807

     In accordance with the bylaws of Farmland, the member-sourced portion of its net income or loss and the resulting patronage refund payable to members and patrons are determined annually. The bylaws provide that the amount of the patronage refund payable be reduced if immediately after the payment of such patronage refund, the amount of earned surplus would be less than 30% of the previous year-end balance of members' equity accounts (defined for this purpose as the sum of common stock, associate member common stock, capital credits, nonmember capital and patronage refunds payable in equities). The reduction of patronage refunds is limited to the lesser of 15% or the amount required to increase the balance of the earned surplus account to the required 30%. As of August 31, 1994 and 1993, earned surplus exceeded the required amount by approximately $2,329,000 and $3,874,000, respectively. The patronage refund payable for 1994 is $70,584,000. The cash portion is $26,552,000 and is included in "Other current liabilities" in the consolidated balance sheet at August 31, 1994. The balance ($44,032,000) of the patronage refund is payable in equities of Farmland and is included in the consolidated balance sheet as "Earned surplus and other equities." No patronage refunds were paid by Farmland for 1993. The patronage refund for 1992 was $17,449,000, all of which was paid in cash.

     Farmland maintains a base capital plan. The plan's objectives are as follows: 1) to achieve proportionality between the dollar amount of business a member or associate member of Farmland ("Participant") transacts with Farmland and the par value of Farmland equity which the Participant should hold (hereinafter referred to as the Participants' "Base Capital Requirement"); and,
2) provide a method for the Board of Directors, in its discretion, to redeem equities held by a Participant when the par value of the Participant's investment exceeds the Participant's Base Capital Requirement. This plan provides that the relationship between the par value of a Participant's investment in Farmland equity and the Participant's Base Capital Requirement shall influence the cash portion of any patronage refund paid to the Participant.

     The Base Capital Requirement shall be determined annually by the Farmland Board of Directors at its sole discretion. At August 31, 1994, common stock and associate member common stock with a par value of $8,740,000 have been approved for redemption by the Board of Directors under the base capital plan and such amounts have been included in "Other current liabilities" in the consolidated balance sheet at August 31, 1994.

     Farmland maintains an estate settlement plan for redemption of equities held by estates of deceased individuals (except equities purchased and held less than five years) and a special equity redemption plan to redeem equities of holders who do not participate in the Farmland base capital plan. Under these plans, the Board of Directors, in its discretion, may redeem equities based on certain factors, including the financial position and consolidated net income of the Company. A priority for redeeming equities under these plans has been established.

     At August 31, 1994, certain equities of Farmland with a face amount of $3,448,000 and capital equity fund certificates held by certain members of Farmland Foods, Inc. in the amount of $747,000 have been approved by the Board of Directors for redemption under the estate settlement and special equity redemption plan. Accordingly, such amounts have been included in "Other current liabilities" in the consolidated balance sheet at August 31, 1994.

     Nonmember capital represents patronage refunds distributed in the form of book credits.

     Capital credits are issued: 1) for payment of patronage refunds to patrons who do not satisfy requirements for membership or associate membership; and,
2) upon conversion of common stock or associate member common stock held by persons who do not meet qualifications for membership or associate membership in Farmland.

     Unallocated equity represents the cumulative difference between the amount of member-sourced income for financial reporting and income tax reporting purposes.

     Additional paid-in surplus results from members donating Farmland equity to Farmland.

     None of the aforementioned equities are held by or for the account of Farmland or in any sinking or other special fund of Farmland and none have been pledged by Farmland.


(10)      CONTINGENT LIABILITIES AND COMMITMENTS

     The Company leases various equipment and real properties under long-term operating leases. For the years ended August 31, 1994, 1993 and 1992, rental expenses totaled $41,794,000, $41,104,000 and $43,300,000, respectively. Rental expense is reduced for mileage credits received on leased railroad cars ($1,866,000 in 1994, $1,939,000 in 1993 and $663,000 in 1992).

     The leases have various remaining terms ranging from one year to fifteen years. Some leases are renewable, at Farmland's option, for additional periods. The minimum amount Farmland must pay for these leases during the fiscal years ending August 31 are as follows:

                                           (Amounts in Thousands)
                   1995 . . . . . . . . . . .  $      49,883
                   1996 . . . . . . . . . . .         40,275
                   1997 . . . . . . . . . . .         36,154
                   1998 . . . . . . . . . . .         29,440
                   1999 . . . . . . . . . . .         22,209
                   2000 and after . . . . . .         69,008
                                               $     246,969

     Farmland and its subsidiaries are involved in various lawsuits incidental to the businesses. In the opinion of management, the ultimate resolution of these litigation issues will not have a material adverse effect on the Company's consolidated financial statements.

     The Company has certain throughput agreements, take-or-pay agreements, minimum quantity agreements, and minimum charge agreements for various raw material supplies and services through 1996. The Company's minimum obligations under such agreements are $1,248,000 in 1995 and $924,000 in 1996.

     The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's probable and reasonably determinable obligations for resolution of environmental matters at NPL and other sites are estimated to be $7,164,000 and such amount has been accrued.

     The ultimate costs of resolving environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at August 31, 1994. In the opinion of management, it is reasonably possible for such costs to approximate $39,000,000 and to extend over 30 years.

     CFA has loans receivable from customers engaged in pork production operations and from cooperative associations which are guaranteed by Farmland. At August 31, 1994, such guarantees amounted to $5,868,000. In addition, Farmland has issued letters of credit to support borrowing arrangements of a subsidiary as described in note 6.

     At August 31, 1994, the Company was committed to expenditures for acquisition and completion of construction of plant and equipment aggregating approximately $19,000,000.


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

     The Company's funding policy is to make the maximum annual contribution to the Plan's trust fund that can be deducted for federal income tax purposes.

     The Company charges pension cost as accrued based on actuarial valuation of the Plan.

     Components of the Company's pension cost are as follows:
                                                August 31
                                       1994        1993       1992
                                          (Amounts in Thousands)
   Service cost - benefits earned
     during the period  . . . . . .   $  8,663    $   7,449  $   6,519
   Interest cost on projected
     benefit obligation   . . . . .     15,292       12,134     11,332
   Actual return on Plan assets . .    (10,949)     (15,842)   (20,591)
   Net amortization and deferral  .     (7,860)        (374)     4,027
     Pension expense  . . . . . . .   $  5,146    $   3,367  $   1,287

     The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations at August 31, 1994 were 8.0% and 4.5%, respectively (8.5% and 5% at August 31, 1993, and 9% and 5% at August 31, 1992, respectively). The expected long-term rate of return on assets at August 31, 1994, 1993 and 1992 were 8.5%, 8.5% and 9%, respectively.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet at August 31, 1994 and
1993.  Such prepaid pension cost is based on the Plan's funded status as of May
31, 1994 and 1993.
                                                        August 31
                                                 1994          1993
                                               (Amounts in Thousands)
Actuarial present value of
 benefit obligations:
    Vested benefits . . . . . . . . . . . .   $  148,648  $   123,061
    Nonvested benefits  . . . . . . . . . .        9,163        7,102
    Accumulated benefit obligation  . . . .   $  157,811  $   130,163
    Increase in benefits due to
        future compensation increases             53,533       51,633
    Projected benefit obligation  . . . . .   $  211,344  $   181,796
    Estimated fair value of Plan assets . .      226,681      212,647
    Plan assets in excess of projected
        benefit obligation                    $   15,337  $    30,851
    Unrecognized net loss from past
       experience different
       from that assumed and
       effects of changes
       in assumptions   . . . . . . . . . .       37,332       21,754
    Unrecognized net transition asset being
       recognized over 10 years   . . . . .         (933)      (1,866)
    Unrecognized prior service cost . . . .        1,308        2,590
Prepaid pension cost at end of year . . . .   $   53,044  $    53,329

     The Company provides group life insurance benefits for retired employees who were hired before January 1, 1988 and reach normal retirement age while working for the Company. Prior to 1994, the Company charged operations for the amount of an annual insurance premium paid for group life insurance covering both retired and active employees. In 1994, the cost of providing group life insurance for retired employees was not separable from the cost of providing group life insurance for active employees. For the years ended August 31, 1993 and 1992, such insurance premium were $1,178,000 and $783,000, respectively.

     In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and the effect was insignificant.

     Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits," was issued by the FASB in November 1992 and is effective for fiscal years beginning after December 15, 1993
(the Company's 1995 fiscal year). Statement 112 establishes standards of accounting and reporting for the estimated cost of benefits provided to former or inactive employees. Management expects that the adoption of Statement 112 will not have a significant impact on the Company's consolidated financial statements.


(12)      INDUSTRY SEGMENT INFORMATION

     The Company's business is conducted within three general operating areas: cooperative farm supply operations, cooperative marketing operations and other operations. As a farm supply cooperative, the Company engages in manufacturing and wholesale distribution of input products of agricultural production. The Company's principal farm supply products are petroleum, crop production and feed.

     Petroleum products include gasoline, distillate, diesel fuel, propane, lube oils, grease and automotive parts and accessories. Products in the crop production area include nitrogen, phosphate and potash fertilizers, herbicides, insecticides and other farm chemicals. Feed products include a complete line of formulated feeds. Supply products are sold primarily at wholesale to local farm cooperatives.

     Marketing operations include pork and beef processing, marketing and the distribution of fresh meat products, ham, bacon, sausage, deli meats, Italian specialty meats and boxed beef, and the marketing and storage of grain.

     Other operations include convenience fuel and food stores, farm supply stores, finance company operations and services such as accounting, financial, management, environmental and safety, and transportation. See note 2 of the notes to consolidated financial statements.

     The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable and allocated expenses. In computing operating income (loss) of industry segments none of the following items has been added or deducted: interest expense, interest income, other income (deductions) or corporate expenses (included in the statements of operations as selling, general and administrative expenses), which cannot practicably be identified or allocated by industry segment. Operating income (loss) of industry segments for the years ended August 31, 1993 and 1992 have been restated for comparative purposes to exclude certain costs which were not identified to business segments in 1994 but which were identified to business segments in 1993 and 1992. Corporate assets include cash, investments in other cooperatives, the corporate headquarters of Farmland and certain other assets.

     Following is a summary of industry segment information as of and for the years ended August 31, 1994, 1993 and 1992:
                                                                                        Unallocated
                                                           Cooperative                   Corporate
                        Cooperative Farm Supply           Marketing and                  Items and
                                  Crop                      Processing         Other   Inter-Segment
                      Petroleum Production    Feed      Foods       Grain    Operations Eliminations Consolidated
                                                              (Amounts in Thousands)
1994
Sales to
  unaffiliated
  customers             $855,479  $1,163,357  $527,864  $2,355,599  $1,627,156  $148,478  $     -0-  $6,677,933
Transfers between
  segments                 4,843       9,513     2,072       3,007         -0-       -0-    (19,435)        -0-
Total sales
  and transfers         $860,322  $1,172,870  $529,936  $2,358,606  $1,627,156  $148,478  $ (19,435) $6,677,933
Operating income
  (loss) of
  industry segments     $ 27,172  $  126,047  $ 17,019  $   20,634  $  (33,455) $ (2,368)            $   55,049
Equity in income
  (loss) of investees
  (note 4)              $    (41) $   15,466  $    155  $   (4,404) $     -0-   $   (298)            $   10,878
General corporate
  expenses                                                                                              (66,479)
Other corporate
  income                                                                                                 26,281
Interest expense                                                                                        (51,485)
Minority interest                                                                                         4,522
Income before
  income taxes and
  extraordinary
  item                                                                                               $   78,766
Identifiable
  assets at
  August 31, 1994       $306,366  $  357,178  $ 92,767  $  395,159  $  341,367  $ 62,301             $1,555,138
Investment in and
  advances to
  investees             $    746  $   76,439  $  1,761  $   13,927  $      -0-  $  8,560  $     -0-  $  101,433
Corporate assets                                                                                        270,060
Total assets                                                                                         $1,926,631
Provision for
  depreciation and
  amortization          $  9,911  $   14,700  $  3,815  $   16,776  $    4,011  $  7,982  $   5,765  $   62,960
Capital expenditures
  (including
  $16,888,000 of
  capital assets
  of business
   acquired)            $ 14,399  $   14,136  $  4,508  $   19,040  $    6,256  $ 26,051  $   2,274  $   86,664

1993
Sales to
  unaffiliated
  customers             $887,389  $  884,811  $479,205  $1,412,634  $  953,521  $105,380  $    -0-   $4,722,940
Transfers between
  segments                 5,591       7,970     2,330       3,496         -0-       -0-    (19,387)        -0-
Total sales
  and transfers         $892,980  $  892,781  $481,535  $1,416,130  $  953,521  $105,380  $ (19,387) $4,722,940
Operating income
  (loss) of
  industry segments     $ (4,602) $   51,654  $ 20,676  $   16,485  $      104  $  2,262             $   86,579
Equity in income
  (loss) of investees
  (note 4)              $      2  $  (8,223)  $    (35) $   (3,306) $      -0-  $   (832)            $  (12,394)
Provision for
  loss on disposition
  of assets
  (note 17)              (20,022)    (6,155)                (3,253)                                     (29,430)
General corporate
  expenses                                                                                              (57,721)
Other corporate
  income                                                                                                 13,725
Interest expense                                                                                        (36,764)
Minority interest                                                                                          (828)
(Loss) before
  income taxes and
  extraordinary item                                                                                 $  (36,833)
Identifiable assets
  at August 31,
  1993                  $308,731  $  324,956  $ 94,948  $  391,152  $  254,734  $ 35,986             $1,410,507
Investment in and
  advances to
  investees             $    526  $   72,166  $  1,572  $   18,686         -    $  3,553  $   1,606  $   98,109
Corporate assets                                                                                        211,365
Total assets                                                                                         $1,719,981
Provision for
  depreciation and
  amortization          $ 13,546  $   13,843  $  4,487  $   10,807  $    2,637  $  3,369  $   9,041  $   57,730
Capital expenditures
  (including
  $48,362,000 of
  capital assets of
  business acquired)    $ 35,629  $   17,972  $  6,590  $   73,561  $    1,894  $  3,613  $   7,341  $   146,600

1992
Sales to
  unaffiliated
  customers             $979,542  $897,820  $  445,338  $  850,103  $  155,169  $101,335  $     -0-  $3,429,307
Transfers between
  segments                 5,727     9,744       2,531       4,064         -0-       -0-    (22,066)        -0-
Total sales
  and transfers         $985,269  $907,564  $  447,869  $  854,167  $  155,169  $101,335  $ (22,066) $3,429,307
Operating income
  (loss) of
  industry segments     $  8,241  $111,907  $   21,346  $   25,162  $     (726) $ (5,018)            $  160,912
Equity in loss
  of investees
  (note 4)              $    (31) $ (1,362) $       15                          $   (963)            $   (2,341)
General
  corporate expenses                                                                                    (66,982)
Other corporate
  income                                                                                                  6,880
Interest expense                                                                                        (27,965)
Income before
  income taxes and
  extraordinary item                                                                                 $   70,504
Identifiable
  assets at
  August 31, 1992       $289,021  $313,943  $   76,300  $  201,726  $  173,376  $207,274             $1,261,640
Investment in
  and advances
  to investees          $    139  $ 66,899  $    1,143  $    6,004  $    1,197  $  4,408             $   79,790
Corporate assets                                                                                        184,962
Total assets                                                                                         $1,526,392
Provision for
  depreciation and
  amortization          $ 12,269  $ 14,888  $    3,013  $    9,051  $      613  $  4,513  $   6,437  $   50,784
Capital expenditures
  (including
  $47,977,000 of
  capital assets
  of business
  acquired)             $ 25,089  $ 17,119  $    5,115  $   14,862  $   48,440  $ 11,141  $   6,165  $  127,931


(13)     SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

     Farmland extends credit to its customers on terms no more favorable than standard terms of the industries it serves. A substantial portion of Farmland's receivables are concentrated in the agricultural industry. Collections on these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

     Farmland maintains investments in and advances to cooperatives, cooperative banks and joint ventures from which it purchases products or services. A substantial portion of the business of these investees is dependent upon the agribusiness economic sector. See note 4 of the notes to consolidated financial statements.


(14)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could affect the estimates.  Except as follows, the fair market value of the Company's financial instruments approximates the carrying value:
CAPTION>
                                                   August 31, 1994                      August 31, 1993
                                             Carrying            Fair            Carrying         Fair
                                              Amount             Value            Amount             Value
                                                             (Amounts in Thousands)
FINANCIAL ASSETS:
     Investment and long-term receivables:
         Notes receivable from investees,
          20% to 50% owned  . . . . . . .   $    48,955       $    45,414       $    60,204       $    58,111
         National Bank for Cooperatives .        28,786              ****            31,824              ****
         Other cooperatives:
             Equities . . . . . . . . . .        28,132              ****            22,877              ****
             Notes receivable . . . . . .        14,530            13,385            14,813            13,408
FINANCIAL LIABILITIES:
     Long-term debt:
         Subordinated certificates of investment,
         capital investment certificates and
         subordinated monthly
         interest certificates  . . . . .   $   280,111       $   284,523      $    255,770      $    287,168

     The estimated fair value of notes receivable has been determined by discounting future cash flows using a market interest rate.

     The estimated fair value of the subordinated debt certificates was calculated using the discount rate for subordinated debt certificates with similar maturities currently offered for sale.

****Investments in National Bank for Cooperatives and other cooperatives' equities which have been purchased are carried at cost and securities received as patronage refunds are carried at par value, less provisions for other than temporary impairment. The Company believes it is not practicable to estimate the fair value of these securities because there is no established market for these securities and it is inappropriate to estimate future cash flows which are largely dependent on future patronage earnings of the cooperatives.


(15)     RELATED PARTY TRANSACTIONS

     Farmland Hydro, L.P., Hyplains Beef, L.C. (50%-owned investees) and National Beef Packing Company, L.P. (a 58%-owned consolidated limited partnership) have credit agreements with various banks. Borrowings under these agreements are nonrecourse to Farmland and its other affiliates. Cash distributions by these entities to their owners are restricted by these credit agreements. To support the efforts of these entities to meet compliance provisions of their credit agreements, Farmland advances funds and provides management and administrative services to these entities, in certain instances, on terms less advantageous to Farmland than transactions conducted by Farmland in the ordinary course of its business. At August 31, 1994, Farmland's equity investments in and advances to these entities amounted to $132,613,000.


(16)     OTHER INCOME

     In June 1993, the Company filed a lawsuit against 43 insurance carriers and other parties (the "Defendants") seeking declaratory judgments regarding Defendants' insurance coverage obligations for environmental remediation costs. In fiscal year 1994, the Company negotiated settlements with 20 insurance companies and as part of the settlements, the Company provided Defendants with releases of various possible environmental obligations. As a result of these settlements, the Company received cash payments of $13,566,000 in 1994 and has included such amount in the caption "Other income" in the consolidated statement of operations for the year then ended.


(17)     PROVISION FOR LOSS ON DISPOSITION OF ASSETS

     At August 31, 1993, management was negotiating to sell the Company's refinery at Coffeyville, Kansas. Based on the progress of negotiation and the transactions contemplated, operations for the year ended August 31, 1993 included a $20,022,000 provision for loss on the sale of the refinery. Accordingly, the net carrying value of property, plant and equipment has been reduced by $20,022,000 in the consolidated balance sheets at August 31, 1993.
 The transactions contemplated were subject to certain conditions, including negotiation of final agreements. During 1994, management determined that final sale terms anticipated by the potential purchaser were not in the Company's best interest. Accordingly, negotiations were terminated and the sale was not consummated.

     In 1993, the Company entered discussions with a potential purchaser of a dragline. Based on these discussions, the Company estimated a loss of $6,155,000 from the sale. Accordingly, at August 31, 1993, the carrying value of the dragline was written down by $6,155,000 and a provision for this loss was included in the Company's consolidated statement of operations for the year then ended. In 1994, this sale was consummated on terms substantially as expected.

     At August 31, 1993, the carrying value of a pork processing plant at Iowa Falls, Iowa was written down by $3,253,000 to an estimated disposal value.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreement on any matter of accounting principles or practices or financial statement disclosure was reported.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of Farmland are as follows:

                                                        Total
                                            Expiration Years of
                                                of     Service
                       Age as of  Positions   Present     as
                       August 31  Held With   Term as   Board
  Name                     1994   Farmland    Director  Member   Business Experience During Last Five Years


Albert J. Shivley            51      Chairman   1995       10    General Manager--American Pride Co-op
                                      of the                     Association, Brighton, Colorado, a local
                                      Board                      cooperative association of farmers and ranchers.
H. D. Cleberg                55     President   1994        4    Mr. Cleberg has been with Farmland since 1968.
                                    and Chief                    He was named as president-elect in February 1991
                                    Executive                    and became President in April 1991.  From
                                     Officer                     September 1990 to January 1991 he served as
                                                                 Senior Vice President and Chief Operating
                                                                 Officer, Agricultural Group.  From April 1989 to
                                                                 August 1990 he served as Executive Vice
                                                                 President, Operations.

Otis H. Molz                 63        Vice     1994       11    Producer--Deerfield, Kansas.  Mr. Molz has served
                                     Chairman                    as Chairman of the Board of the National Bank for
                                     and Vice                    Cooperatives since January 1993.  He served as
                                    President                    Chairman of the Board of Directors of Farmland
                                                                 Industries, Inc. from December 1991 to December
                                                                 1992.  He served as First Vice President of the
                                                                 National Bank for Cooperatives from January 1990
                                                                 to January of 1993.  He was Second Vice Chairman
                                                                 from January 1, 1989 to January 1, 1990.

Lyman Adams, Jr.             43                 1995        2    General Manager--Cooperative Grain and Supply,
                                                                 Hillsboro, Kansas, a local cooperative
                                                                 association of farmers and ranchers.

Ronald J. Amundson           50                 1994        6    General Manager--Central Iowa Cooperative,
                                                                 Jewell, Iowa, a local cooperative association of
                                                                 farmers and ranchers.
Baxter Ankerstjerne          58                 1996        4    Producer--Peterson, Iowa.  Since December 1988
                                                                 Mr. Ankerstjerne has served as Chairman of the
                                                                 Board of Directors of Farmers Cooperative,
                                                                 Association, Marathon, Iowa, a local cooperative
                                                                 association of farmers and ranchers.

Jody Bezner                  53                 1994        3    Producer--Texline, Texas.

Richard L. Detten            60                 1996        7    Producer--Ponca City, Oklahoma.
Steven Erdman                44                 1995        2    Producer--Bayard, Nebraska

Warren Gerdes                46                 1995        *    General Manager--Farmers Cooperative Elevator
                                                                 Company, Buffalo Lake, Minnesota, a local
                                                                 cooperative association of farmers and ranchers.
Ben Griffith                 45                 1995        5    General Manager--Central Cooperatives, Inc.,
                                                                 Pleasant Hill, Missouri, a local cooperative
                                                                 association of farmers and ranchers.

Gail D. Hall                 52                 1994        6    General Manager--Lexington Cooperative Oil
                                                                 Company, Lexington, Nebraska, a local cooperative
                                                                 association of farmers and ranchers.

Barry Jensen                 49                 1996        4    Producer--White River, South Dakota.  Since May
                                                                 1989 Mr. Jensen has served as President of
                                                                 Farmers Co-op Oil Association, Winner, South
                                                                 Dakota, a local cooperative association of
                                                                 farmers and ranchers.
Robert Merkle                65                 1994       12    Producer--Ashkum, Illinois and a Director of Tri
                                                                 Central Co-op, Ashkum, Illinois, a local
                                                                 cooperative association of farmers and ranchers.

Greg Pfenning                45                 1994        2    Producer--Hobart, Oklahoma.  Director of Hobart &
                                                                 Roosevelt Cooperative, a local cooperative
                                                                 association of farmers and ranchers.
Vonn Richardson              61                 1996        7    Producer--Plains, Kansas.  President of The
                                                                 Plains Equity Exchange and Cooperative Union,
                                                                 Plains, Kansas, a local cooperative association
                                                                 of farmers and ranchers.

Monte Romohr                 41                 1996        4    Producer--Gresham, Nebraska.  In March 1988,
                                                                 Mr. Romohr became President of Farmers Co-op
                                                                 Business Association, Shelby, Nebraska, a local
                                                                 cooperative association of farmers and ranchers.

Joe Royster                  42                 1996        1    General Manager--Dacoma Farmers Cooperative,
                                                                 Inc., Dacoma, Oklahoma, a local cooperative
                                                                 association of farmers and ranchers.

Paul Ruedinger               64                 1995       11    Producer--Van Dyne, Wisconsin.

Raymond J. Schmitz           63                 1996        7    Producer--Baileyville, Kansas

Theodore J. Wehrbein         49                 1995        8    Producer--Plattsmouth, Nebraska.  Past Director
                                                                 of Nehawka Farmers Cooperative Company, Nehawka,
                                                                 Nebraska, a local cooperative association of
                                                                 farmers and ranchers.

Robert Zinkula               64                 1996        4    Producer--Mount Vernon, Iowa.  Secretary and
                                                                 Treasurer of Linn Cooperative Oil Company,
                                                                 Marion, Iowa, a local cooperative association of
                                                                 farmers and ranchers.

* Elected to the Farmland Industries, Inc. Board of Directors in April 1994.

     Directors are elected for a term of three years by the shareholders of Farmland at its annual meeting. The expiration dates for such three-year terms are sequenced so that about one-third of Farmland's Board of Directors is elected each year. H. D. Cleberg is serving as director-at-large; the remaining twenty-one directors were elected from nine geographically defined districts in Farmland's territory. The executive committee consists of Ronald Amundson, Ben Griffith, Robert Merkle, Otis Molz, Albert Shivley, and H. D. Cleberg. The audit committee consists of Ben Griffith, Richard Detten, Steven Erdman, Barry Jensen and Joe Royster.

     The executive officers of Farmland are:

               Age as of
               August 31,
Name             1994        Principal Occupation and Other Positions

J. F. Berardi    51  Executive Vice President and Chief Financial Officer - Mr. Berardi
                       joined Farmland March 1, 1992 to serve in his present position.
                       Mr. Berardi served as Executive Vice President and Treasurer of
                       Harcourt Brace Jovanovich, Inc., a diversified Fortune 200 company, and was a member of its Board of Directors from 1988 until 1990.
                       From 1986 to 1989 Mr. Berardi served as Senior Vice President and
                       Chief Financial Officer of Harcourt Brace Jovanovich, Inc.

H. D. Cleberg    55  President and Chief Executive Officer - Mr. Cleberg has been with
                            Farmland since 1968.  He was appointed to his present position effective April 1991.  From September 1990 to March 1991 he served as
                       Senior Vice President and Chief Operating Officer.  From April 1989
                       to August 1990 he served as Executive Vice President, Operations.
                       From October 1987 to March 1989 he served as Vice President and
                       General Manager, Fertilizer and Ag Chemicals Operations, and from
                       July 1986 to September 1987 he served as President, Farmland Foods.
                       Prior to July 1986 he held several executive management positions, most recently Vice President, Field Services and Operations Support.

S. P. Dees       51  Executive Vice President, Farmland and Director General of Farmland
                       Industrias, S.A. de C.V. - Mr. Dees was appointed to his present position in September 1993.  From October 1990 to September 1993 he
                       served as Executive Vice President, Administrative Group and General
                       Counsel.  Mr. Dees joined Farmland in October 1984, serving as Vice
                       President and General Counsel, Law and Administration until September
                       1990.  He was a partner in the law firm of Stinson, Mag and Fizzell,
                       Kansas City, Missouri, from 1971 until his employment by Farmland.

G. E. Evans      50  Senior Vice President, Agricultural Production Marketing/Processing -
                       Mr. Evans has been with Farmland since 1971.  He was appointed to his present position in January 1992.  From April 1991 to January 1992 he
                       served as Senior Vice President, Agricultural Inputs.  He served as
                       Executive Vice President, Agricultural Marketing from October 1990 to
                       March 1991.  He served as Executive Vice President, Operations from
                       January 1990 to September 1990.  He served as Vice President,
                       Farmland Industries and President, Farmland Foods from October 1987 to December 1989.  He served as Vice President and General Manager,
                       Feed Operations from June 1986 to September 1987, and from May 1983 to June 1986 he served as Vice President, Feed Operations.

R. W. Honse      51  Executive Vice President, Agricultural Inputs Operations - Mr. Honse has
                       been with Farmland since September 1983.  He was appointed to his present position in January 1992, and served as Executive Vice
                       President, Agricultural Operations from October 1990 to January 1992.
                       From April 1989 to September 1990, he served as Vice President and
                       General Manager, Crop Production Operations.  From July 1986 to March
                       1989 he served as General Manager of the Florida phosphate fertilizer complex.

B. L. Sanders    53  Vice President and Corporate Secretary - Dr. Sanders has been with
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



                              EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to the Company in all capacities during 1994, 1993 and 1992.

                                         Annual Compensation
                                                   Employee
                               Year                Variable        Other
Name and                      Ending               Compensation    Annual
Principal Position          August 31    Salary    Plan         Compensation
H. D. Cleberg,    . . . . . .  1994     $439,728   $338,481
President and     . . . . . .  1993     $433,506
Chief Executive Officer        1992     $408,972   $185,745

G. E. Evans,      . . . . . .  1994     $278,304   $217,761
Senior Vice President          1993     $278,304
Agricultural Production        1992     $255,900   $114,257
Marketing/Processing

R. W. Honse,      . . . . . .  1994     $251,532   $205,206
Executive Vice President       1993     $231,964
Agricultural Inputs Operations 1992     $204,686   $ 94,433

J. F. Berardi,    . . . . . .  1994     $216,252   $146,576
Executive Vice President       1993     $206,016
and Chief Financial Officer    1992     $100,008   $ 28,075

S. P. Dees,       . . . . . .  1994     $205,066   $119,093     $124,138(a)
Executive Vice President       1993     $205,366
Farmland and Director          1992     $195,738   $ 51,521
General of Farmland
Industrias, S.A. de C.V.

(a) Mr. Dees received a differential reration and reimbursements for taxes in connection with foreign assignments.

     An Annual Employee Variable Compensation Plan, a Long-Term Management Incentive Plan, and an Executive Deferred Compensation Plan have been established by the Company to meet the competitive salary programs of other companies, and to provide a method of compensation which is based on the Company's performance.

     Under the Company's Annual Employee Variable Compensation Plan, all regular salaried employees total compensation is based on a combination of base and variable pay. The variable compensation payment is dependent upon the employee's position, the performance of the Company for the fiscal year or other performance criteria of the individual's operating unit. Variable compensation is awarded only in years that the Company achieves a performance level, approved each year by the Board of Directors. The Company intends for its total cash compensation (base plus variable) to be competitive, recognizing that in the event the Company fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates. This system of variable compensation allows the company to keep its fixed costs (base salaries) lower, and only increase payroll costs consistent with the Company's ability to pay. Amounts accrued under this plan for the years ended August 31, 1994, 1993 and 1992 amounted to $17,779,000, $-0- and $10,033,000, respectively. Distributions under this plan are made annually after the close of each fiscal year.

     Under the Long-Term Management Incentive Plan, the Company's executive management employees are paid cash bonus amounts determined by a formula which takes into account the level of management and the average annual net income of the Company over a three-year period. The current Long-Term Management Incentive Plan is effective September 1, 1994 through August 31, 1996. For the year ended August 31, 1994, the Company accrued $1,607,000 under this plan. The Company's performance did not reach a level where incentive was earned under the Long-Term Management Incentive Plan that covered the three-year period ended August 31, 1993. As a result, operations in 1993 were credited by $2,463,000 to reverse provisions for management incentive awards previously charged against operations in 1992 and 1991 ($1,171,000 and $1,292,000, respectively).

     The Company's Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their bonus compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by the Company on any subordinated debt certificate sold during the year. Payment of an employee's account balance shall, at the employee's election, be a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the fiscal years 1994, 1993 and 1992 are included in the cash compensation table.

     The Company established the Farmland Industries, Inc. Employee Retirement Plan ("Plan") in 1986 for all employees whose customary employment is at the rate of at least 1000 hours per year. Participation in the Plan is optional prior to age 34, but mandatory thereafter. Approximately 6,560 active and 6,540 inactive employees were participants in the Plan on August 31, 1994. The Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 65, or a reduced income beginning as early as age 55. The Plan also contains provisions for death and disability benefits. The Plan has been determined qualified under the Internal Revenue Code. The Plan is administered by a committee appointed by the Board of Directors of Farmland, and all funds of the Plan are held by a bank trustee in accordance with the terms of the trust agreement. It is the present intent to continue this plan indefinitely. The Company's funding policy is to make the maximum annual contributions to the Plan's trust fund that can be deducted for federal income tax purposes. Company contributions made to the Plan for the year ended August 31, 1994 were $2,885,000. No contributions were made to the Plan in 1993 and 1992.

     Payments to participants in the Plan are based upon length of participation and compensation (limited to $150,000 annually for any employee) reported to the Plan for the four highest of the last ten years of employment. See note 11 of the notes to consolidated financial statements.

     In 1982, the Tax Equity and Fiscal Responsibility Act (TEFRA) imposed a maximum retirement benefit which may be paid by a qualified retirement plan. At the present time, that limit is $118,000.

     The following table sets forth the estimated annual benefits payable at age 65 for members of the Retirement Plan, which benefits are not reduced by virtue of Social Security payments:

Remuneration                    Years of Service
Salaries             15           20        25           30
$   100,000. . .  $ 26,250   $  35,000  $ 43,750    $  52,500
    125,000. . .    32,812      43,750    54,687       65,625
    150,000. . .    39,375      52,500    65,625       78,750
    175,000. . .    45,937      61,250    76,562       91,875
    200,000. . .    52,500      70,000    87,500      105,000
    225,000. . .    59,062      78,750    98,437      118,125*
    250,000. . .    65,625      87,500   109,375      131,250*
    275,000. . .    72,187      96,250   120,312*     144,375*
    300,000. . .    78,750     105,000   131,250*     157,500*

*Exceeds the actual amount which can be paid pursuant to the present limitations of TEFRA.

     Subject to the $150,000 maximum limit on annual compensation which may be covered by a qualified pension plan, amounts included in the cash compensation table do not vary substantially from the compensation covered by the pension plan.

     The following table sets forth the credited years of service for the executive officers of the Company at August 31, 1994.

                    Name                    Years of Creditable Service

                H. D. Cleberg   . . . . . . . . . . . .      29
                G. E. Evans   . . . . . . . . . . . . .      20
                R. W. Honse   . . . . . . . . . . . . .      20
                J. F. Berardi   . . . . . . . . . . . .       1
                S. P. Dees  . . . . . . . . . . . . . .       9


     The Company established the Farmland Industries, Inc. Supplemental Executive Retirement Plan ("SERP") effective January 1, 1994. The SERP is intended to supplement the retirement income of executive participants in the Farmland Industries, Inc. Employee Retirement Plan whose retirement benefit would otherwise be reduced because of the limitation of the Internal Revenue Code on the amount of salary which can be included in the computation of retirement income ($150,000) or the amount of retirement benefit which may be paid by a qualified retirement plan ($118,000).

     The Company's Board of Directors has appointed an Administrative Committee to administer the SERP. To fund the SERP, the Company purchased cash value life insurance polices on the lives of plan participants. The Company owns these insurance policies and has the sole right to name policy beneficiaries. The total SERP premiums for all participants for the eight months ended August 31, 1994 was $621,012 of which $383,736 was charged to operations.

     The Company's obligation to pay supplemental retirement benefits under the SERP is limited to the aggregate cash value of the life insurance policies designated by the Administrative Committee as policies of the SERP. If the benefits under the plan for a year would exceed the total cash value of the policies, each participant's payment will be reduced.



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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  Listing of Financial Statements, Financial Statement Schedules and Exhibits

     (1) Financial Statements

              Independent Auditors' Report

              Consolidated Balance Sheets, August 31, 1994 and 1993

              Consolidated Statements of Operations for each of
              the years in the three-year period ended August 31,
              1994

              Consolidated Statements of Cash Flows for each of
              the years in the three-year period ended August 31,
              1994

              Consolidated Statements of Capital Shares and
              Equities for each of the years in the three-year period ended August 31, 1994

              Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

              Farmland Industries, Inc. and Subsidiaries for each of the years in the three-year period ended August 31, 1994:

                   II--Amounts Receivable from Related Parties

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

     (3) Exhibits

               Articles of Incorporation and Bylaws:

         3.A Articles of Incorporation and Bylaws of Farmland Industries, Inc. effective December 1, 1993.

              Instruments Defining the Rights of Security Holders, Including
              Indentures:

         4.A(1) Trust Indenture dated November 20, 1981, as amended January 4, 1982, including specimen of Demand Loan Certificates. (Incorporated by Reference - Form S-1, No.2-75071, effective January 7, 1982)

         4.A(2) Trust Indenture dated November 8, 1984, as amended January 3, 1985, including specimen of 20-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No.2-94400, effective December 31, 1984)

         4.A(2)(1)               Amendment Number 2, dated December 3, 1991, to
                                 Trust Indenture dated November 8, 1984 as
                                 amended January 3, 1985, covering Farmland
                                 Industries, Inc.'s 20-Year Subordinated
                                 Capital Investment Certificates (Incorporated
                                 by Reference - Form SE, filed December 3,
                                 1991)

         4.A(3) Trust Indenture dated November 8, 1984, as amended January 3, 1985, including specimen of 10-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No.2-94400, effective December 31, 1984)

         4.A(3)(1)               Amendment Number 2, dated December 3, 1991, to
                                 Trust Indenture dated November 8, 1984 as amended January 3, 1985, covering Farmland
                                 Industries, Inc.'s 10-Year Subordinated
                                 Capital Investment Certificates.
                                 (Incorporated by Reference - Form SE, filed
                                 December 3, 1991)


         4.A(4) Trust Indenture dated November 8, 1984, as amended January 3, 1985, including specimen of 5-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No.2-94400, effective December 31, 1984)

         4.A(4)(1)               Amendment Number 2, dated December 3, 1991, to
                                 Trust Indenture dated November 8, 1984 as amended January 3, 1985, covering Farmland
                                 Industries, Inc.'s 5-Year Subordinated Capital
                                 Investment Certificates.  (Incorporated by
                                 Reference - Form SE, filed December 3, 1991)

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

         4.B(1) Credit Agreement among Farmland Industries, Inc., as Borrower, ABN Amro Bank N.V., The Bank of Nova Scotia, Boatmen's First National Bank of Kansas City, The Chase Manhattan Bank, N.A., Commerce Bank of Kansas City, N.A., NBD Bank, N.A., as Banks and The National Bank for Cooperatives, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as Banks and as Co-Agents, dated May 19, 1994, (the "Syndicated Credit Facility"). (Incorporated by Reference - Form 10-Q filed July 14, 1994)

         4.B(2) List identifying contents of all omitted schedules referenced in and not filed with, the Syndicated Credit Facility, dated May 19, 1994. (Incorporated by Reference - Form 10-Q, filed July 14, 1994)

              Material Contracts:

                   Lease Contracts:

         10.A(1) The First National Bank of Chicago, not individually but solely as Trustee for AT&T Commercial Finance Corporation, The Boatmen's National Bank of St. Louis, Firstier Bank, N.A. and Norwest Bank Minnesota, National Association and Farmland Industries, Inc. consummated a leveraged lease in the amount of $73,153,000 dated September 6, 1991. (Incorporated by Reference - Form SE, filed December 3, 1991.)

         10.A(2) The First National Bank of Commerce as Trustee for General Electric Credit Corporation as Beneficiary and Farmland Industries, Inc. consummated a leveraged lease in the amount of $51,909,257.90 dated March 17, 1977. (Incorporated by Reference - Form S-1, No.2-60372, effective December 22, 1977)

              Management Remunerative Plans Filed Pursuant to Item 14C of this Report.

         10.(iii)(A)(1)          Annual Employee Variable Compensation Plan
                                 (September 1, 1994 - August 31, 1995)

         10.(iii)(A)(2)          Farmland Industries, Inc. Management Long-Term
                                 Incentive Plan (Effective September 1, 1993).
                                 (Incorporated by Reference - Form 10-K, filed
                                 November 29, 1993)

         10.(iii)(A)(3)          Farmland Industries, Inc. Executive Deferred
                                 Compensation Plan (Incorporated by Reference -
                                 Form SE, filed November 23, 1987)

         21.  Subsidiaries of the Registrant

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

                   National Beef Packing Company, L.P., a 58%-owned subsidiary, was formed under the laws of the State of Delaware. National Beef Packing Company has been included in the consolidated financial statements filed in this registration.

                   NBPCo, L.L.C., a wholly-owned subsidiary, was formed under the laws of the State of Kansas. NBPCo has been included in the consolidated financial statements filed in this registration.

                   Farmland Financial Services Company, a wholly-owned subsidiary, was incorporated under the laws of the State of Kansas. Farmland Financial Services Company has been included in the consolidated financial statements filed in this registration.

                   Farmland Transportation, Inc., a wholly-owned subsidiary, was incorporated under the laws of the State of Missouri. Farmland Transportation, Inc. has been included in the consolidated financial statements filed in this registration.

                   Environmental and Safety Services, Inc., a wholly-owned subsidiary, was incorporated under the laws of the State of Missouri. Environmental and Safety Services, Inc. has been filed in the consolidated financial statements included in this registration.

                   Penterra, Inc., a 81%-owned subsidiary, was incorporated under the laws of the State of Kansas. Penterra, Inc. has been included in the consolidated financial statements filed in this registration.

                   Farmland Industries, Ltd., a wholly-owned subsidiary, was incorporated under the laws of the United States Virgin Islands. Farmland Industries, Ltd. has been included in the consolidated financial statements filed in this registration.

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

                   Ceres Realty Corporation, a wholly-owned subsidiary, was incorporated under the laws of the State of Missouri. Ceres Realty Corporation has been included in the consolidated financial statements filed in this registration.

                   Heartland Wheat Growers, L.P., a 79%-owned subsidiary, was formed under the laws of the State of Kansas. Heartland Wheat Growers has been included in the consolidated financial statements filed in this registration.

                   Heartland Wheat Growers, Inc., a 79%-owned subsidiary, was incorporated under the laws of the State of Kansas.
                   Heartland Wheat Growers has been included in the consolidated financial statements filed in this registration.

                   Farmland Industrias S.A. de C.V., a wholly-owned subsidiary, was formed under the laws of Mexico. Farmland Industrias has been included in the consolidated financial statements filed in this registration.

                   National Carriers, Inc., a 79%-owned subsidiary, was incorporated under the laws of the State of Kansas. National Carriers has been included in the consolidated financial statements filed in this registration.

                   Supreme Land, Inc., a wholly-owned subsidiary, was incorporated under the laws of the State of Kansas. Supreme Land has been included in the consolidated financial statements filed in this registration.

                   Tradigrain, Inc., a wholly-owned subsidiary, was incorporated under the laws of the State of Tennessee. Tradigrain has been included in the consolidated financial statements filed in this registration.

                   Tradigrain S.A., a wholly-owned subsidiary, was formed under the laws of Switzerland. Tradigrain has been included in the consolidated financial statements filed in this registration.

                   Tradigrain Shipping S.A., a wholly-owned subsidiary, was formed under the laws of Switzerland. Tradigrain has been included in the consolidated financial statements filed in this registration.

                   Tradigrain S.A., a wholly-owned subsidiary, was formed under the laws of France. Tradigrain has been included in the consolidated financial statements filed in this registration.

                   Tradigrain GmbH, a wholly-owned subsidiary, was formed under the laws of Germany. Tradigrain has been included in the consolidated financial statements filed in this registration.

                   Tradigrain LTD., a wholly-owned subsidiary, was formed under the laws of Great Britain. Tradigrain has been included in the consolidated financial statements filed in this registration.

                   Tradigrain S.A., a wholly-owned subsidiary, was formed under the laws of Argentina. Tradigrain has been included in the consolidated financial statements filed in this registration.

         24.  Power of Attorney

         27.  Financial Data Schedule (Fiscal Year Ended August 31, 1994).

(B)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

(D)  Financial Statement Schedules required by Regulation are filed herewith:
     See Item 14(A)(2).



                FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

           SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES

            For the Years Ended August 31, 1994, 1993 and 1992

                   Balance at                    Deductions          Balance at
                  the Beginning              Amounts    Amounts        the End
 Name of Debtor   of the Period  Additions  Collected Written Off   of the Period
                              (Amounts in Thousands)
AUGUST 31, 1994
 S.F. Industries (a) $    450     $  2,000  $  2,450   $ -0-         $    -0-
 Hyplains Beef (b) . $  6,126     $ 17,744  $    -0-   $ -0-         $ 23,870

AUGUST 31, 1993
 S.F. Industries . . $    950     $    -0-  $    500   $ -0-         $    450
 Hyplains Beef . . . $  4,348     $  1,778  $    -0-   $ -0-         $  6,126

AUGUST 31, 1992
 S.F. Industries . . $    -0-     $  3,950  $  3,000   $ -0-         $    950
 Hyplains Beef . . . $    -0-     $  4,348  $    -0-   $ -0-         $  4,348

(a) Farmland has a $5,000,000 commitment to S.F. Industries, L.L.C. to fund working capital requirements, interest on the working capital loan, calculated at the LIBOR rate plus .50% is payable on the last day of September, December, March and June.

(b) Farmland purchases cattle for the day-to-day operations of its 50% owned venture, Hyplains Beef L.C. This receivable is non-interest bearing and payments are made on a daily basis as funds become available to Hyplains.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                    SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                       FOR THE YEAR ENDED AUGUST 31, 1994

                                                                 Other
                                Balance                         Charges       Balance
                             September 1,Additions Retirements    Add/       August 31,
     Classification              1993     at Cost    or Sales   (Deduct)       1994
                                              (Amounts in Thousands)
Land and Land Improvements   $   11,825  $ 2,214  $    16      $  (409)    $     13,614
Site Improvements . . . . .      26,877    1,524      129          375           28,647
Buildings         . . . . .     215,420    7,814    1,523        3,056          224,767
Machinery and Equipment . .     678,784   61,997   12,976      (11,122)         716,683
Automotive Equipment  . . .      46,807    8,349    8,617       19,447           65,986
Furniture and Fixtures  . .      45,405    7,982    4,236         (538)          48,613
Livestock         . . . . .       4,373    1,968    1,639         (776)           3,926
Mining Properties . . . . .       3,119      -0-      -0-          -0-            3,119
Leasehold Improvements  . .      12,149    2,716      -0-          220           15,085
Capital Lease     . . . . .      52,342    1,691    2,955         (122)          50,956
Construction and Acquisitions
     in Progress (a)  . . .      57,242  (26,479)     -0-          -0-           30,763

     Total Property, Plant
           and Equipment  .  $1,154,343  $69,776  $32,091      $10,131     $  1,202,159


(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                    SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                       FOR THE YEAR ENDED AUGUST 31, 1993

CAPTION>
                                                                 Other
                                 Balance                        Charges Balance
                              September 1, Additions Retirements Add/ August 31,
     Classification               1992      at Cost   or Sales (Deduct)   1993
                                                (Amounts in Thousands)
Land and Land Improvements  . $   11,437  $    880  $ 1,043  $    551  $  11,825
Site Improvements . . . . . .     15,308    10,087       96     1,578     26,877
Buildings         . . . . . .    193,215    34,531    9,806    (2,520)   215,420
Machinery and Equipment . . .    593,014    77,998   11,409    19,181    678,784
Automotive Equipment  . . . .     46,324     6,459    2,032    (3,944)    46,807
Furniture and Fixtures  . . .     37,850     7,251    1,491     1,795     45,405
Livestock         . . . . . .        -0-       -0-      -0-     4,373      4,373
Mining Properties . . . . . .     26,569       217      -0-   (23,667)     3,119
Leasehold Improvements  . . .     10,215     5,745      158    (3,653)    12,149
Fertilizer Properties . . . .     48,695       -0-      -0-   (48,695)       -0-
Capital Lease     . . . . . .        -0-       -0-      -0-    52,342     52,342
Construction and
     Acquisitions
     in Progress(a)   . . . .     53,812     3,432      -0-        (2)    57,242

     Total Property, Plant
           and Equipment  . . $1,036,439  $146,600  $26,035  $(2,661) $1,154,343


(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.



                         FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                           SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                              FOR THE YEAR ENDED AUGUST 31, 1992

                                                                          Other
                                               Balance       Charges     Balance                 Balance
                                            September 1,    Additions  Retirements    Add/       August 31,
     Classification                             1991         at Cost     or Sales    (Deduct)       1992
                                                                  (Amounts in Thousands)
Land and Land Improvements  . . . . . . .   $      12,560  $    2,618  $     3,534  $   (207)    $  11,437
Site Improvements . . . . . . . . . . . .          19,751         425        6,146     1,278        15,308
Buildings         . . . . . . . . . . . .         154,062      50,132       10,217      (762)      193,215
Machinery and Equipment . . . . . . . . .         711,751      35,653      151,368    (3,022)      593,014
Automotive Equipment  . . . . . . . . . .          44,328       8,071        5,852      (223)       46,324
Furniture and Fixtures  . . . . . . . . .          37,166       5,462        5,264       486        37,850
Mining Properties . . . . . . . . . . . .          82,672         -0-       54,826    (1,277)       26,569
Leasehold Improvements  . . . . . . . . .           9,465         749          -0-         1        10,215
Fertilizer Properties . . . . . . . . . .          49,544         -0-          849       -0-        48,695
Construction and Acquisitions
     in Progress(a)   . . . . . . . . . .          35,207      24,821        4,574    (1,642)       53,812

     Total Property, Plant
           and Equipment  . . . . . . . .   $   1,156,506  $  127,931  $   242,630  $ (5,368)   $1,036,439


(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.


                         FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                 EQUIPMENT

                      FOR THE YEAR ENDED AUGUST 31, 1994

                                        Additions
                                        Charged to                 Other
                              Balance   Profit and  Retirements,  Charges     Balance
                            September 1,  Loss of   Renewals and    Add/     August 31,
     Classification             1993       Income   Replacements  (Deduct)     1994
                                                Amounts in Thousands)
Land Improvements . . . . . .$     154  $        1  $    -0-     $    -0-   $     155
Site Improvements . . . . .   . 12,707       1,337        91           (7)     13,946
Buildings         . . . . .   . 76,426       8,950       820        2,740      87,296
Machinery and Equipment . .   .453,705      28,449     4,472       (2,215)    475,467
Automotive Equipment  . . .   . 36,062       4,356     3,623        9,626      46,421
Furniture and Fixtures  . .   . 27,855       7,361     3,227          162      32,151
Livestock         . . . . .   .  1,768       1,396     1,013         (362)      1,789
Mining Properties . . . . . .      192          19       -0-          -0-         211
Leasehold Improvements  . . .    3,847       1,323       -0-          213       5,383
Capital Lease     . . . . . .   37,249       3,350     2,429         (120)     38,050
Construction and Acquisitions
     in Progress (a)  . . . .      -0-         -0-       -0-          -0-         -0-

     Totals       . . . . . .$ 649,965  $   56,542  $ 15,675     $ 10,037   $ 700,869

(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.

 NOTE:   The following percentages are used for computing depreciation:

                    Land Improvements   . . . . . . 6 to 10%
                    Site Improvements   . . . . . . 3 to 30%
                    Buildings   . . . . . . . . . . 2 to 10%
                    Machinery and Equipment   . . . 3 to 20%
                    Automotive Equipment  . . . .  10 to 33%
                    Furniture and Fixtures  . . .  10 to 20%
                    Livestock   . . . . . . . . .  25 to 50%
                    Mining Properties   . . . . . . 4 to 21%
                    Leasehold Improvements  . . ..  4 to  6%
                    Fertilizer Properties   . . ..  6 to  7%
                    Capital Lease   . . . . . . ..  6 to  7%




                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                             EQUIPMENT


                       FOR THE YEAR ENDED AUGUST 31, 1993

                                            Additions
                                            Charged to                  Other
                                Balance     Profit and Retirements,   Charges     Balance
                              September 1,   Loss of   Renewals and     Add/     August 31,
     Classification              1992        Income    Replacements   (Deduct)      1993
                                                  (Amounts in Thousands)
Land Improvements . . . . . . $     153  $        1    $     -0-    $    -0-     $     154
Site Improvements . . . . . .    10,377       2,439           94          (15)      12,707
Buildings         . . . . . .    69,907       7,832          875         (438)      76,426
Machinery and Equipment(a)  .   418,331      28,720       10,499       17,153      453,705
Automotive Equipment  . . . .    32,827       4,366        1,474          343       36,062
Furniture and Fixtures  . . .    21,537       6,398        1,333        1,253       27,855
Livestock         . . . . . .                                           1,768        1,768
Mining Property . . . . . . .                                             192          192
Leasehold Improvements  . . .     3,211         872           11         (225)       3,847
Fertilizer Properties . . . .    34,094       3,199           78      (37,215)         -0-
Capital Lease     . . . . . .                                          37,249       37,249
Construction and Acquisitions
     in Progress (b)  . . . .       -0-         -0-          -0-         -0-           -0-


     Totals       . . . . . . $ 590,437  $   53,827    $  14,364    $  20,065    $ 649,965

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

NOTE:   The following percentages are used for computing depreciation:

                           Land Improvements   . . . . . . 6 to 10%
                           Site Improvements   . . . . . . 3 to 30%
                           Buildings   . . . . . . . . . . 2 to 10%
                           Machinery and Equipment   . . . 3 to 20%
                           Automotive Equipment  . . . .  10 to 33%
                           Furniture and Fixtures  . . .  10 to 20%
                           Livestock   . . . . . . . . .  25 to 50%
                           Mining Properties   . . . . . . 4 to 21%
                           Leasehold Improvements  . . ..  4 to  6%
                           Fertilizer Properties   . . ..  6 to  7%
                           Capital Lease   . . . . . . ..  6 to  7%


                 FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

         SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY, PLANT AND
                                  EQUIPMENT


                            FOR THE YEAR ENDED AUGUST 31, 1992

                                              Additions
                                             Charged to                  Other
                                 Balance     Profit and  Retirements,   Charges      Balance
                              September 1,     Loss of   Renewals and     Add/      August 31,
     Classification               1991         Income    Replacements   (Deduct)       1992
                                                       (Amounts in Thousands)
Land Improvements . . . . . . $         153  $        1  $       -0-  $        (1) $        153
Site Improvements . . . . . .        13,666         676        3,968            3        10,377
Buildings         . . . . . .        72,369       5,810        8,261          (11)       69,907
Machinery and Equipment . . .       488,684      29,592       98,262       (1,683)      418,331
Automotive Equipment  . . . .        32,293       3,149        2,626           11        32,827
Furniture and Fixtures  . . .        22,075       3,738        5,486        1,210        21,537
Leasehold Improvements  . . .         2,375         836          -0-          -0-         3,211
Fertilizer Properties . . . .        34,066       3,591        3,563          -0-        34,094
Construction and Acquisitions
   in Progress(a)    . . . . .          113         -0-          -0-         (113)          -0-


     Totals       . . . . . . $     665,794  $   47,393 $    122,166  $      (584) $    590,437


(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.

    NOTE:   The following percentages are used for computing depreciation:

                 Land Improvements  . . . . . . . . 6 to 10%
                 Site Improvements  . . . . . . . . 3 to 30%
                 Buildings    . . . . . . . . . . . 2 to 10%
                 Machinery and Equipment  . . . . . 3 to 20%
                 Automotive Equipment . . . . . .  10 to 33%
                 Furniture and Fixtures . . . . .  10 to 20%
                 Leasehold Improvements . . . .  .  4 to  6%
                 Fertilizer Properties  . . . .  .  6 to  7%



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS


                                                                             Weighted
                                                     Maximum      Average     Average
                                                      Amount       Amount     Interest
                               Balance   Weighted   Outstanding  Outstanding    Rate
     Category of Aggregate     End of     Average      During       During   During the
     Short-Term Borrowings     Period  Interest Rate the Period  the Period   Period (1)
                                              (Amounts in Thousands)
August 31, 1994:
Demand Loan Certificates  . $   23,158     4.3%     $   39,873   $     28,299    3.9%
Bank Debt         . . . . . $  281,886     5.2%     $  417,446   $    302,500    4.2%

August 31, 1993:
Demand Loan Certificates  . $   29,860     3.8%     $   46,403   $     35,002    4.3%
Bank Debt         . . . . . $  268,783     4.1%     $  370,726   $    348,230    4.2%

August 31, 1992:
Demand Loan Certificates  . $   43,084     5.5%     $   58,684   $     50,516    6.3%
Bank Debt         . . . . . $  200,072     4.5%     $  200,822   $    174,397    5.3%

(1) The weighted average interest rate was calculated by dividing an interest amount on short-term borrowings by the average daily balance of short-term borrowings during the period.




                    SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                            Charged to Costs and Expenses
                             For the Year Ended August 31
                             1994       1993        1992
                               (Amounts in Thousands)
1. Maintenance and repairs  $ 58,730  $  61,273   $ 50,252

NOTE: All other items required by Schedule X are excluded as such items are less than one (1) percent of total sales for each of the years presented.


                           SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT, FARMLAND INDUSTRIES, INC. HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF KANSAS CITY, STATE OF MISSOURI ON NOVEMBER 29, 1994.

                    FARMLAND INDUSTRIES, INC.


                    BY              H. D. CLEBERG
                                    H. D. Cleberg
                       President and Chief Executive Officer


                    BY             JOHN F. BERARDI
                                   John F. Berardi
                           Executive Vice President and
                              Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS FORM 10-K HAS BEEN SIGNED FOR THE FOLLOWING PERSONS ON THE DATE INDICATED PURSUANT TO VALID POWER OF ATTORNEY EXECUTED ON OCTOBER 19, 1994.

      Signature                  Title                    Date


  ALBERT J. SHIVLEY          Chairman of Board,        November 29, 1994
  Albert J. Shivley          Director

    OTIS H. MOLZ             Vice Chairman of Board,   November 29, 1994
    Otis H. Molz              Director

     LYMAN ADAMS             Director                  November 29, 1994
     Lyman Adams

 RONALD J. AMUNDSON          Director                  November 29, 1994
 Ronald J. Amundson

 BAXTER ANKERSTJERNE         Director                  November 29, 1994
 Baxter Ankerstjerne

     JODY BEZNER             Director                  November 29, 1994
     Jody Bezner

  RICHARD L. DETTEN          Director                  November 29, 1994
  Richard L. Detten

    WILLARD ENGEL            Director                  November 29, 1994
    Willard Engel

    STEVEN ERDMAN            Director                  November 29, 1994
    Steven Erdman

    BEN GRIFFITH             Director                  November 29, 1994
    Ben Griffith

    GAIL D. HALL             Director                  November 29, 1994
    Gail D. Hall

    BARRY JENSEN             Director                  November 29, 1994
    Barry Jensen

    ROBERT MERKLE            Director                  November 29, 1994
    Robert Merkle

    GREG PFENNING            Director                  November 29, 1994
    Greg Pfenning

   VONN RICHARDSON           Director                  November 29, 1994
   Vonn Richardson

    MONTE ROMOHR             Director                  November 29, 1994
    Monte Romohr

                             Director                  November 29, 1994
     Joe Royster

   PAUL RUEDINGER            Director                  November 29, 1994
   Paul Ruedinger

 RAYMOND J. SCHMITZ          Director                  November 29, 1994
 Raymond J. Schmitz

THEODORE J. WEHRBEIN         Director                  November 29, 1994
Theodore J. Wehrbein

   ROBERT ZINKULA            Director                  November 29, 1994
   Robert Zinkula