Form 10-Q
period 1994-11-30
FARMLAND INDUSTRIES INC
filed 1995-01-12
CIK 34616

FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                            Commission File
November 30, 1994                             Number 2-67985



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

              CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                           November 30      August 31
                                               1994            1994
                                             (Amounts in Thousands)
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . $      -0-   $    44,084
   Accounts receivable  . . . . . . . . . .     380,854      394,906
   Inventories (note 2) . . . . . . . . . .     590,826      538,314
   Prepaid expenses . . . . . . . . . . . .      10,769       15,159
   Other current assets . . . . . . . . . .      95,060      103,980

TOTAL CURRENT ASSETS  . . . . . . . . . . . $ 1,077,509  $ 1,096,443


INVESTMENTS AND  LONG-TERM RECEIVABLES  . . $   197,094  $   189,601


PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment, at cost . $ 1,218,935   $ 1,202,159
   Less accumulated depreciation
    and amortization                            711,943       700,869

NET PROPERTY, PLANT AND EQUIPMENT . . . . . $   506,992   $   501,290


OTHER ASSETS  . . . . . . . . . . . . . . . $   138,783   $   139,297


TOTAL ASSETS  . . . . . . . . . . . . . . . $ 1,920,378   $ 1,926,631

See Accompanying notes to condensed consolidated financial statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                            November 30      August 31
                                               1994             1994
                                              (Amounts in Thousands)
CURRENT LIABILITIES
   Accounts and notes payable . . . . . . . $    442,479    $   548,476
   Current maturities of long-term debt . .       34,943         27,840
   Customers' advances on product purchases       74,466         24,438
   Other current liabilities  . . . . . . .      215,963        204,985

TOTAL CURRENT LIABILITIES . . . . . . . . . $    767,851    $   805,739

LONG-TERM DEBT (excluding
    current maturities)                     $    493,161    $   517,806

DEFERRED INCOME TAXES (note 1)  . . . . . . $      6,340    $     6,340

MINORITY OWNERS' EQUITY IN SUBSIDIARIES . . $     11,453    $    11,733

INTERIM INCOME BEFORE INCOME TAXES,
    PATRONAGE REFUNDS AND APPROPRIATION
    FOR EARNED SURPLUS (note 1)             $     56,713    $       -0-

CAPITAL SHARES AND EQUITIES
   Common shares, $25 par value -
      Authorized 50,000,000 shares .. . . . $    399,361    $   363,562
   Other equities . . . . . . . . . . . . .      185,499        221,451

TOTAL CAPITAL SHARES AND EQUITIES . . . . . $    584,860    $   585,013


TOTAL LIABILITIES AND EQUITIES  . . . . . . $  1,920,378    $ 1,926,631


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                hree Months Ended
                                           November 30      November 30
                                                1994            1993
                                                (Amounts in Thousands)
Sales . . . . . . . . . . . . . . . . . . . $    1,616,167  $   1,473,992

Cost of sales . . . . . . . . . . . . . .        1,481,889      1,383,764

Gross income  . . . . . . . . . . . . . . . $      134,278  $      90,228

Selling, general & administrative expenses  $       75,346  $      65,905

Other income (deductions):
   Interest expense . . . . . . . . . . . . $      (13,443) $     (13,133)
   Equity in income (loss) of investees . .          6,370         (4,067)
   Other, net . . . . . . . . . . . . . . .          4,642          2,930

Total other income (deductions) . . . . . . $       (2,431) $     (14,270)

Income before income taxes,
   minority owners' interest
   and patronage refunds (note 1) . . . . . $       56,501  $      10,053

Minority owners' interest in net
    loss of subsidiaries                               212          1,441



Income before income taxes
    and patronage refunds (note 1)  .       $       56,713  $      11,494

See Accompanying notes to condensed consolidated financial statements.




                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                           November 30          November 30
                                               1994                  1993
                                                   (Amounts in Thousands)
Cash flows from operating activities:
   Income before income taxes and
    patronage refunds  . . .              . $    56,713         $   11,494
   Adjustments to reconcile
   income before income taxes and
   patronage refunds to net cash
   provided by (used in)
   operating activities:
      Depreciation and amortization . . . .      16,435             16,625
      Equity in (income) loss of investee .      (6,370)             4,067
      Other, net  . . . . . . . . . . . . .        (628)            (1,616)
      Changes in assets and liabilities:
         Accounts receivable  . . . . . . .      12,724            (15,518)
         Inventories  . . . . . . . . . . .     (52,512)           (56,782)
         Other assets . . . . . . . . . . .      14,036            (51,809)
         Accounts payable . . . . . . . . .     (23,860)            29,795
         Advances on product purchases  . .      50,028             28,461
         Accrued interest and other
            liabilities                          (7,912)             8,589
Net cash provided by (used in)
    operating activities                    $    58,654         $  (26,694)

Cash flows from investing activities:
   Proceeds from disposal of investments
    and notes receivable                    $     6,502         $    2,829
   Acquisition of investments
    and notes receivable                         (9,232)           (10,038)
   Acquisition of businesses  . . . . . . .         -0-             (2,223)
   Capital expenditures . . . . . . . . . .     (20,764)           (21,407)
   Proceeds from sale of fixed assets . . .       1,312              8,504
Net cash used in investing activities . . . $   (22,182)        $  (22,335)

Cash flows from financing activities:
   Net increase of demand loan
    certificates                            $     3,768         $    7,999
   Proceeds from bank loans and notes payable   191,610            256,530
   Payments on bank loans and notes payable    (300,727)          (295,803)
   Proceeds from issuance of subordinated
    debt certificates                            9,0921              4,472
   Payments for redemption of subordinated
    debt certificates                            (3,433)            (3,857)
   Increase of checks and drafts outstanding     57,536             40,063
   Payments for redemption of equities  . .     (12,166)               (16)
   Payments of patronage refunds and dividends  (26,236)               -0-
   Other  . . . . . . . . . . . . . . . . .         -0-              1,268
Net cash provided by (used in) financing
    activities                              $   (80,556)        $   20,656

Net decrease in cash and cash equivalents . $   (44,084)        $  (28,373)
Cash and cash equivalents at
    beginning of period                          44,084             28,373

Cash and cash equivalents at end of period  $       -0-         $      -0-

See accompanying notes to condensed consolidated financial statements


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   INTERIM FINANCIAL STATEMENTS

  The information included in these condensed consolidated financial statements of Farmland and its subsidiaries (the "Company") reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

  In accordance with the bylaws of Farmland Industries, Inc. ("Farmland") and its cooperative subsidiaries, patronage refunds are apportioned and distributed or patronage losses are apportioned at the at the end of each fiscal year. As this apportionment is determined only at the end of each fiscal year, and since the provision for income taxes, dividends, and the resultant amount of net income (loss) transferred to surplus are dependent upon the determination of the amount of the patronage refund or patronage loss, the Company has historically, in accordance with cooperative practices, made no provisions for income taxes or patronage refunds in its interim financial statements. Therefore, the amount of interim income before income taxes and patronage refunds has been reflected as a separate item in the accompanying November 30, 1994 condensed consolidated balance sheet.


(2)   INVENTORIES

   Major components of inventories at November 30, 1994, and August 31, 1994, are as follows:

                                       November 30   August 31
                                          1994         1994
                                         (Amounts in Thousands)
      Finished and in-process products  $   313,956  $  286,381
      Materials . . . . . . . . . . . .      46,586      51,428
      Supplies  . . . . . . . . . . . .      41,602      39,885
      Beef  . . . . . . . . . . . . . .      25,451      24,267
      Grain . . . . . . . . . . . . . .     163,231     136,353

                                        $   590,826  $  538,314

    All inventories, other than supplies, grain and certain beef and petroleum inventories, are valued at the lower of first-in, first-out (FIFO) cost or market. Supplies are valued at cost. The Company follows a policy of hedging its grain inventories which are valued at market adjusted for the net unrealized gains or losses on open grain contracts. Crude oil, refined petroleum products, beef and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, a seasonal market value decline below cost of LIFO inventories, at an interim date, which is reasonably expected to be restored by year-end, is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At November 30, 1994, the carrying value of petroleum inventories stated under the LIFO method was $100,654,000. This exceeded the market value of such inventory by $18,034,000. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation.

    Had the lower of first-in, first-out (FIFO) cost or market been used to value these petroleum products, inventories at November 30, 1994 would have been lower by $8,689,000.

    The carrying value of beef inventories stated under the LIFO method was $25,451,000 at November 30, 1994. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the income reported for the three months ended November 30, 1994 because market value of these inventories was lower than LIFO or FIFO cost.


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

    If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon through December 31, 1994, of approximately $159,668,000 (before tax benefits of the interest deduction). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

    Should the IRS ultimately prevail on all of its asserted claims, the claimed federal and state income taxes as well as accrued interest would become immediately due and payable, and would be charged to current operations. In such case, the Company would be required to renegotiate its agreements with its banks to maintain compliance with various provisions of such agreements, including working capital and funded indebtedness provisions. However, no assurance can be given that such renegotiation would be successful.
Alternatives could include other financing arrangements or the possible sale of assets.

    The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's probable and reasonably determinable obligations for resolution of environmental matters at NPL and other sites are estimated to be $8,562,000 and such amount has been accrued at November 30, 1994.

    The ultimate costs of resolving environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at November 30, 1994. In the opinion of management, it is reasonably possible for such costs to approximate up to $37,600,000 and to extend over 30 years.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

    The business of Farmland and subsidiaries (the"Company") is conducted in two areas: On the input side of the agricultural industry, the Company operates as a farm supply cooperative, and on the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

    Farm supply operations consist of three product divisions--petroleum, crop production and feed. Products of the petroleum division are principally refined fuels, propane, by-products of petroleum refining, lubricants and a complete line of car, truck and tractor tires and accessories. Principal products of the crop production division are nitrogen-, phosphate- and potash-based plant nutrients and a complete line of plant protection products. Feed division products include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. The Company distributes farm supply products at wholesale. Geographically, the Company's markets are mid-western states which comprise the corn belt and the wheat belt. In fiscal 1994, 65% of consolidated farm supply product sales were to local farm cooperative associations which are members and owners of Farmland. These local cooperatives distribute products primarily to farmers and ranchers who utilize the products in the production of farm crops and livestock.

    Cooperative marketing operations include the storage and marketing of grain, processing pork and beef, and marketing fresh pork, processed pork, fresh beef and boxed beef. Hogs and grain are supplied to the Company primarily by members. Cattle are purchased from producers in the proximity of beef plants at Liberal and Dodge City, Kansas.

    A substantial portion of the Company's farm supply, pork and beef products are produced in facilities owned by the Company or operated by the Company under long-term lease arrangements. No material part of the business of any segment of the Company is dependent on a single customer or a few customers.

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

    The Company's debt securities are offered on a best efforts basis by Farmland Securities Company and American Heartland Investments, Inc. and may be offered by selected broker-dealers. The types of securities currently offered include certificates payable on demand and subordinated debt certificates which mature in five and ten years. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the three months ended November 30, 1994, the outstanding balance of demand loan and subordinated debt certificates increased $9.4 million.

    Farmland has a $650.0 million syndicated credit facility provided by eight domestic and international banking institutions. This agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At November 30, 1994, short-term borrowings under this facility were $139.0 million, revolving term borrowings were $80.0 million and $59.1 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

    Farmland pays commitment fees of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the credit agreement). At November 30, 1994, Farmland was in compliance with all covenants.

    The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at November 30, 1994, $48.3 million was borrowed and letters of credit issued by banks amounted to $2.2 million. Financial covenants of these arrangements are not more restrictive than the Company's syndicated credit facility.

    National Beef Packing Company, L.P. ("NBPC"), 58%-owned by Farmland, maintains borrowing agreements with a bank which provides financing support for its beef packing operations. Borrowings under this credit agreement are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1994, $82.6 million was available under this agreement of which $59.4 million was borrowed and $8.5 million was utilized to support letters of credit. All assets of NBPC (carried at $152.4 million) are pledged to support its borrowings.

    Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

    Leveraged leasing has been utilized to finance railcars and a substantial portion of crop production equipment. Under the most restrictive covenants of its leases, the Company has agreed to maintain working capital of at least $75 million, consolidated funded indebtedness not greater than 65% of consolidated capitalization, and consolidated senior funded indebtedness not greater than 50% of consolidated capitalization.

    Major uses of cash during the three months ended November 30, 1994 include payments of $300.7 million on bank loans and other notes, $26.2 million for patronage refunds and dividends distributed from income of the 1994 fiscal year, $20.8 million for capital expenditures, $12.1 million for the redemption of equities under the Farmland base capital plan and special redemption plan and $9.2 million for acquisition of investments. Major sources of cash include $191.6 million from an increase in the net outstanding bank loans and other notes, $58.7 million from operations, $57.5 million from an increase in the balance of checks and drafts outstanding and $9.4 million from an increase in the balance of demand loan and subordinated debt outstanding.

    The Internal Revenue Service issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See note 3 of the notes to the condensed consolidated financial statements.


RESULTS OF OPERATIONS

    Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal. The majority of sales of farm supply products historically occur in the spring months, revenues in the beef business and in grain marketing historically are concentrated in the summer months and summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the three months ended November 30, 1994 should not be annualized to project a full year's results.


THREE MONTHS ENDED NOVEMBER 30, 1994 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1993

SALES

    Sales for the three months ended November 30, 1994 increased $142.2 million or 9.6% compared with the corresponding period of the prior year. The increase includes $117.0 million higher sales of agricultural output products, $22.1 million higher sales of farm production input products and $3.1 million higher sales of other products and services.

    Sales of agricultural output products increased principally because grain sales reported in the three months ended November 30, 1994 (which reflect an increase of $95.6 million) include operations of a grain trading company acquired in May 1994 and sales at elevators in Utah and Idaho which Farmland leased in February 1994. These operations were not included in financial reports of the Company for the first quarter of the prior year. In addition, sales of beef and pork increased $15.1 million and $6.3 million, respectively. This increase resulted from higher unit sales of beef and pork partly offset by lower unit prices of pork.

    The increased sales of farm production input products includes $52.9 million higher sales of crop production products, $17.2 million in lower sales of petroleum products and $13.6 million lower feed sales. Sales of crop production products increased because unit prices of plant nutrients increased approximately 19% and unit sales of these products increased approximately 4%. Sales of petroleum products decreased because of lower refined fuel and propane prices and lower propane unit sales. Feed sales decreased because of lower formula feed unit sales and because of lower prices of formula feed and feed ingredients.


INCOME BEFORE INCOME TAXES AND PATRONAGE REFUNDS

    Income before income taxes and patronage refunds of $56.7 million (see note
1) for the three months ended November 30, 1994 increased $45.2 million compared with the corresponding period of the prior year. Operating profit in the Company's crop production and food marketing businesses increased $33.2 million and $23.1 million, respectively. In addition, the Company's share of net income from joint ventures engaged in crop production and beef packing operations increased $5.5 million and $4.5 million, respectively. These increases were partially offset by decreased operating profits of $13.8 million in petroleum and by $2.8 million higher general corporate expenses.

    Operating profit of the crop production business increased in the three months ended November 30, 1994 as a result of higher prices of nitrogen-based products coupled with decreased per unit costs of natural gas (the principal raw material used in production of nitrogen-based plant nutrients).

    Operating profit of the food marketing business increased in the three months ended November 30, 1994 compared with the corresponding period of the prior year with improved results in pork and beef. Pork processing and marketing operating profit increased $19.0 million primarily due to increased margins on fresh pork products partially offset by slightly higher promotional expenses. Operating profits in the beef business were $2.0 million in the three months ended November 30, 1994 compared with a loss of $2.1 million in the corresponding period of the prior year. This increase is attributable to higher market prices for beef and the availability of cattle at more favorable cost levels.

    Results from petroleum operations decreased due to lower unit sales of refined fuels and propane coupled with lower prices for refined fuels.

    Selling, general and administrative expenses increased $9.4 million in the three months ended November 30, 1994 compared with the corresponding period the prior year. Approximately $6.6 million of the increase was directly connected to business segments, primarily the output businesses (grain, beef and pork) and related to increased sales. Corporate general expenses, not identified to business segments, increased $2.8 million ensuing primarily from higher cost of variable compensation plans and employee pension expenses.



RECENT ACCOUNTING PRONOUNCEMENTS

    In the first quarter of fiscal year 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits." Statement 112 establishes standards of accounting and reporting for the estimated cost of benefits provided to former employees. The effect of implementation of Statement 112 at September 1, 1994 was insignificant.

    In the first quarter of fiscal year 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 expands the use of fair value accounting and the reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of implementation of Statement 115 at September 1, 1994 was insignificant.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    The exhibits listed below are filed as part of Form 10-Q for quarter ended November 30, 1994.

                        None

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1994.



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



Date:   January 13, 1995