Form 10-Q/A
period 1994-11-30
FARMLAND INDUSTRIES INC
filed 1995-02-14
CIK 34616

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

              CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                                              November 30
                                                                                 1994            August 31
                                                                              (Restated)            1994
                                                                                 (Amounts in Thousands)
CURRENT ASSETS
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .  $           -0-     $       44,084
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .          380,854            394,906
     Inventories (note 2)   . . . . . . . . . . . . . . . . . . . . . . .          590,826            538,314
     Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . .           10,769             15,159
     Other current assets   . . . . . . . . . . . . . . . . . . . . . . .           95,060            103,980

TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,077,509     $    1,096,443


INVESTMENTS AND  LONG-TERM RECEIVABLES  . . . . . . . . . . . . . . . . .  $       197,094     $      189,601


PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment, at cost   . . . . . . . . . . . . . .  $     1,218,935     $    1,202,159
     Less accumulated depreciation and amortization   . . . . . . . . . .          711,943            700,869

NET PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . .  $       506,992     $      501,290


OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       138,783     $      139,297


TOTAL ASSETS     . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,920,378     $    1,926,631

See Accompanying notes to condensed consolidated financial statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES


                                                                              November 30
                                                                                 1994            August 31
                                                                              (Restated)            1994
                                                                                 (Amounts in Thousands)
CURRENT LIABILITIES
     Accounts and notes payable   . . . . . . . . . . . . . . . . . . . .  $       442,479     $      548,476
     Current maturities of long-term debt   . . . . . . . . . . . . . . .           34,943             27,840
     Customers' advances on product purchases   . . . . . . . . . . . . .           74,466             24,438
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . .          224,731            204,985

TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .  $       776,619     $      805,739

LONG-TERM DEBT (excluding current maturities) . . . . . . . . . . . . . .  $       493,161     $      517,806

DEFERRED INCOME TAXES (note 1)  . . . . . . . . . . . . . . . . . . . . .  $         6,340     $        6,340

MINORITY OWNERS' EQUITY IN SUBSIDIARIES . . . . . . . . . . . . . . . . .  $        11,453     $       11,733

NET INCOME (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        47,945     $          -0-

CAPITAL SHARES AND EQUITIES
     Common shares, $25 par value - Authorized
          50,000,000 shares   . . . . . . . . . . . . . . . . . . . . . .  $       399,361     $      363,562
     Other equities   . . . . . . . . . . . . . . . . . . . . . . . . . .          185,499            221,451

TOTAL CAPITAL SHARES AND EQUITIES . . . . . . . . . . . . . . . . . . . .  $       584,860     $      585,013

TOTAL LIABILITIES AND EQUITIES  . . . . . . . . . . . . . . . . . . . . .  $       1,920,378   $    1,926,631


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three Months Ended November 30
                                                                                    Restated
                                                                           1994               1993
                                                                                    (Amounts in Thousands)
Sales             . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,616,167  $       1,473,992

Cost of sales     . . . . . . . . . . . . . . . . . . . . . . . . .          1,481,889          1,383,764

Gross income     . . . . . . . . . . . . . . . . . . . . . . . . .   $         134,278  $          90,228

Selling, general & administrative expenses  . . . . . . . . . . . .  $          75,346  $          65,905

Other income (deductions):
     Interest expense   . . . . . . . . . . . . . . . . . . . . . .  $         (13,443) $         (13,133)
     Equity in income (loss) of investees   . . . . . . . . . . . .              6,370             (4,067)
     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .              4,642              2,930

Total other income (deductions) . . . . . . . . . . . . . . . . . .  $          (2,431) $         (14,270)

Income before income taxes, minority owners' interest
     and patronage refunds (note 1)   . . . . . . . . . . . . . . .  $          56,501  $          10,053

Minority owners' interest in net loss of subsidiaries . . . . . . .                212              1,441

Income before income taxes  . . . . . . . . . . . . . . . . . . . .  $          56,713  $          11,494

Income tax expense (note 1) . . . . . . . . . . . . . . . . . . . .              8,768                759

Net income        . . . . . . . . . . . . . . . . . . . . . . . . .  $          47,945  $          10,735

See Accompanying notes to condensed consolidated financial statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                             November 30        November 30
                                                                                 1994               1993
                                                                                  (Amounts in Thousands)
Cash flows from operating activities:
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       47, 945     $       10,735
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . .           16,435             16,625
          Equity in (income) loss of investee   . . . . . . . . . . . . .           (6,370)             4,067
          Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .             (628)            (1,616)
          Changes in assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . . . . . . .           12,724            (15,518)
               Inventories  . . . . . . . . . . . . . . . . . . . . . . .          (52,512)           (56,782)
               Other assets   . . . . . . . . . . . . . . . . . . . . . .           14,036            (51,809)
               Accounts payable   . . . . . . . . . . . . . . . . . . . .          (23,860)            29,795
               Advances on product purchases  . . . . . . . . . . . . . .           50,028             28,461
               Accrued interest and other liabilities   . . . . . . . . .              856              9,348
Net cash provided by (used in) operating activities . . . . . . . . . . .  $        58,654     $      (26,694)

Cash flows from investing activities:
     Proceeds from disposal of investments and notes receivable   . . . .  $         6,502     $        2,829
     Acquisition of investments and notes receivable  . . . . . . . . . .           (9,232)           (10,038)
     Acquisition of businesses    . . . . . . . . . . . . . . . . . . . .              -0-             (2,223)
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .          (20,764)           (21,407)
     Proceeds from sale of fixed assets   . . . . . . . . . . . . . . . .            1,312              8,504
Net cash used in investing activities . . . . . . . . . . . . . . . . . .  $       (22,182)    $      (22,335)
Cash flows from financing activities:
     Net increase of demand loan certificates   . . . . . . . . . . . . .  $         3,768     $        7,999
     Proceeds from bank loans and notes payable   . . . . . . . . . . . .          191,610            256,530
     Payments on bank loans and notes payable   . . . . . . . . . . . . .         (300,727)          (295,803)
     Proceeds from issuance of subordinated debt certificates   . . . . .            9,092             14,472
     Payments for redemption of subordinated debt certificates  . . . . .           (3,433)            (3,857)
     Increase of checks and drafts outstanding  . . . . . . . . . . . . .           57,536             40,063
     Payments for redemption of equities  . . . . . . . . . . . . . . . .          (12,166)               (16)
     Payments of patronage refunds and dividends  . . . . . . . . . . . .          (26,236)               -0-
     Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-              1,268
Net cash provided by (used in) financing activities . . . . . . . . . . .  $       (80,556)    $       20,656

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .  $       (44,084)    $      (28,373)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .           44,084             28,373

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

    Patronage refunds are determined annually on the basis of the quantity or value of business done by Farmland during the year with or for patrons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and in Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying November 30, 1994 condensed consolidated balance sheet.

    As patronage refunds are an integral part of the computation of income taxes, the Company has historically not provided for income taxes in interim period financial statements. However, in accordance with generally accepted accounting principles, effective with the accompanying restated financial statements for the three months ended November 30, 1994, the Company commenced including a provision for estimated income taxes in its interim financial statements. For the three months ended November 30, 1994, the Company estimated an effective tax rate based on historic effective rates. The effect of this change was to include an estimated income tax provision for the three months ended November 30, 1994 of $8,768,000. The actual effective rate may be subject to revision. The financial statements for the corresponding period of the prior year have been restated to include an estimated income tax provision ($759,000) based on the effective tax rate for the 1994 fiscal year.


(2) INVENTORIES

    Major components of inventories at November 30, 1994, and August 31, 1994, are as follows:

                                                                      November 30      August 31
                                                                         1994                1994
                                                                         (Amounts in Thousands)
          Finished and in-process products  . . . . . . . . . . .   $       313,956    $       286,381
          Materials   . . . . . . . . . . . . . . . . . . . . . .            46,586             51,428
          Supplies  . . . . . . . . . . . . . . . . . . . . . . .            41,602             39,885
          Beef    . . . . . . . . . . . . . . . . . . . . . . . .            25,451             24,267
          Grain   . . . . . . . . . . . . . . . . . . . . . . . .           163,231            136,353

                                                                    $       590,826    $       538,314

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

    On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,775,000. The asserted deficiencies relate primarily to the Company's tax treatment of the sale of the Terra stock and the distributions received from Terra prior to the sale. The IRS asserts that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset, and that, as a nonexempt cooperative, Farmland was not entitled to an intercorporate dividends-received deduction in respect of the 1983 distribution by Terra. It further asserts that Farmland incorrectly characterized gains for tax purposes aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from the disposition of certain other assets. On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. Discovery and other pre-trial phases of the case have been substantially completed. The originally scheduled trial date of March 6, 1995 has been vacated. It is presently contemplated that a limited court hearing, if necessary, will be held in June 1995, and that briefs in the case will be filed by late fall of 1995.


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


    The Company's debt securities are offered on a best-efforts basis by Farmland Securities Company and American Heartland Investments, Inc. and may be offered by selected broker-dealers. The types of securities offered include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering is influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the three months ended November 30, 1994, the outstanding balance of demand loan and subordinated debt certificates increased $9.4 million.


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


    In the opinion of management, these arrangements for debt capital are adequate for the Company's present operations and capital plans. However, alternative financing arrangements are continuously evaluated.


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


    Major uses of cash during the three months ended November 30, 1994 include net payments of $109.1 million to decrease the balance of bank loans and other notes outstanding, $26.2 million for patronage refunds and dividends distributed from income of the 1994 fiscal year, $20.8 million for capital expenditures, $12.1 million for the redemption of equities under the Farmland base capital plan and special redemption plan and $9.2 million for acquisition of investments. Major sources of cash include $58.7 million from operations, $57.5 million from an increase in the balance of checks and drafts outstanding and $9.4 million from an increase in the balance of demand loan and subordinated debt outstanding.


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


INCOME BEFORE PATRONAGE REFUNDS

    Income before patronage refunds of $47.9 million for the three months ended November 30, 1994 increased $37.2 million compared with the corresponding period of the prior year. Operating profit in the Company's crop production and food marketing businesses increased $33.2 million and $23.1 million, respectively.
In addition, the Company's share of net income from joint ventures engaged in crop production and beef packing operations increased $5.5 million and $4.5 million, respectively. These increases were partially offset by decreased operating profits of $13.8 million in petroleum, $2.8 million higher general corporate expenses and an $8.0 million increase of the provision for income taxes.

    Operating profit of the crop production business increased in the three months ended November 30, 1994 as a result of higher prices of nitrogen-based products coupled with decreased per unit costs of natural gas (the principal raw material used in production of nitrogen-based plant nutrients). Income of crop production joint ventures increased because of 15% higher market prices of phosphate fertilizers.

    Operating profit of the food marketing business increased in the three months ended November 30, 1994 compared with the corresponding period of the prior year with improved results in pork and beef. Pork processing and marketing operating profit increased $19.0 million primarily due to increased margins on fresh pork products partially offset by slightly higher promotional expenses. Operating profits in the beef business were $2.0 million in the three months ended November 30, 1994 compared with a loss of $2.1 million in the corresponding period of the prior year. This increase is attributable to higher market prices for beef and the availability of cattle at more favorable cost levels. In addition, the income of Hyplains Beef, a 50%-owned joint venture, increased due to higher unit production and sales of boxed beef products.

    Results from petroleum operations decreased due to lower unit sales of refined fuels and propane coupled with lower prices for refined fuels.


    The increase of operating profits of the crop production and food marketing businesses in the three months ended November 30, 1994 (as described above) are attributable to favorable spreads between selling prices and raw material costs (natural gas in the case of nitrogen-based fertilizers and live hogs and cattle in the food marketing business). These price and cost factors are beyond the control of the Company's management and have been volatile in the past. Accordingly, management cannot determine the extent to which these factors will continue to favorably affect the Company's business. The Company's cash flow and income may continue to be volatile as conditions affecting agriculture, costs and markets for the Company's products change.


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

    The estimated effective tax rate for the three months ended November 30, 1994 is based on historical effective rates. The actual effective tax rate may be subject to subsequent refinement or revision. The effective tax rate for fiscal year 1994 has been used to provide income taxes for the three months ended November 30, 1993.


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



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    The exhibits listed below are filed as part of Form 10-Q/A for quarter ended November 30, 1994.

        27. Restated Financial Data Schedule


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



Date:   February 14, 1995