Form 10-Q
period 1995-02-28
FARMLAND INDUSTRIES INC
filed 1995-04-13
CIK 34616

FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                            Commission File
February 28, 1995                             Number 2-67985



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

              CONDENSED CONSOLIDATED BALANCE SHEETS



                              ASSETS

                                                                   February 28                 August 31
                                                                      1995                        1994
                                                                         (Amounts in Thousands)
Current Assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . .   $             -0-          $          44,084
     Accounts receivable  . . . . . . . . . . . . . . . . . .             447,043                    394,906
     Inventories (note 2)   . . . . . . . . . . . . . . . . .             646,857                    538,314
     Prepaid expenses   . . . . . . . . . . . . . . . . . . .              26,169                     15,159
     Other current assets   . . . . . . . . . . . . . . . . .             106,929                    103,980

Total Current Assets  . . . . . . . . . . . . . . . . . . . .   $       1,226,998          $       1,096,443


Investments and  Long-Term Receivables  . . . . . . . . . . .   $         182,922          $         189,601


Property, Plant and Equipment:
     Property, plant and equipment, at cost   . . . . . . . .   $       1,247,679          $       1,202,159
     Less accumulated depreciation and amortization   . . . .             721,000                    700,869


Net Property, Plant and Equipment . . . . . . . . . . . . . .   $         526,679          $         501,290


Other Assets       . . . . . . . . . . . . . . . . . . . . . .  $         135,393          $         139,297


Total Assets     . . . . . . . . . . . . . . . . . . . . . .    $       2,071,992          $       1,926,631

See Accompanying notes to condensed consolidated financial statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                            LIABILITIES AND EQUITIES

                                                                   February 28                 August 31
                                                                      1995                        1994
                                                                             (Amounts in Thousands)

Current Liabilities:
     Accounts and notes payable   . . . . . . . . . . . . . .   $         501,509          $         548,476
     Current maturities of long-term debt   . . . . . . . . .              36,474                     27,840
     Customers' advances on product purchases   . . . . . . .             198,576                     24,438
     Other current liabilities  . . . . . . . . . . . . . . .             190,740                    204,985

Total Current Liabilities . . . . . . . . . . . . . . . . . .   $         927,299          $         805,739


Long-Term Debt (excluding current maturities) . . . . . . . .   $         468,724          $         517,806


Deferred Income Taxes (note 1)  . . . . . . . . . . . . . . .   $          11,944          $           6,340


Minority Owners' Equity in Subsidiaries . . . . . . . . . . .   $          11,043          $          11,733


Net Income (note 1) . . . . . . . . . . . . . . . . . . . . .   $          68,161          $             -0-


Capital Shares and Equities:
     Common shares, $25 par value - Authorized
          50,000,000 shares   . . . . . . . . . . . . . . . .   $         399,217          $         363,562
     Other equities   . . . . . . . . . . . . . . . . . . . .             185,604                    221,451

Total Capital Shares and Equities . . . . . . . . . . . . . .   $         584,821          $         585,013



Total Liabilities and Equities  . . . . . . . . . . . . . . .   $       2,071,992          $       1,926,631


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Six Months Ended
                                                                                              February 28
                                                                   February 28                   1994
                                                                      1995                      Restated
                                                                             (Amounts in Thousands)
Sales             . . . . . . . . . . . . . . . . . . . . . .   $       3,307,659          $        3,000,903

Cost of sales     . . . . . . . . . . . . . . . . . . . . . .           3,069,326                   2,841,579

Gross income      . . . . . . . . . . . . . . . . . . . . . .   $         238,333          $          159,324


Selling, general & administrative expenses  . . . . . . . . .   $         152,027          $          135,226


Other income (deductions):

     Interest expense   . . . . . . . . . . . . . . . . . . .   $         (27,133)         $          (27,111)
     Other, net   . . . . . . . . . . . . . . . . . . . . . .              10,077                       6,660
Total other income (deductions) . . . . . . . . . . . . . . .   $         (17,056)         $          (20,451)


Income before income taxes, equity in net income
     of investees and minority owners' interest in
     net loss of subsidiaries   . . . . . . . . . . . . . . .   $          69,250          $            3,647


Income tax (expense) (note 1) . . . . . . . . . . . . . . . .             (10,706)                       (241)


Income before equity in net income of investees
     and minority owners' interest  in
     net loss of subsidiaries   . . . . . . . . . . . . . . .   $          58,544          $            3,406


Equity in net income of investees (note 4)  . . . . . . . . .               9,075                         301


Minority owners' interest in net loss
     of subsidiaries  . . . . . . . . . . . . . . . . . . . .                 542                       3,226


Net income (note 1) . . . . . . . . . . . . . . . . . . . . .   $          68,161          $            6,933

See Accompanying notes to condensed consolidated financial statements.


                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended
                                                                                              February 28
                                                                   February 28                    1994
                                                                      1995                      Restated
                                                                             (Amounts in Thousands)
Sales             . . . . . . . . . . . . . . . . . . . . . .   $       1,691,492          $        1,526,911

Cost of sales     . . . . . . . . . . . . . . . . . . . . . .           1,587,437                   1,457,815

Gross income      . . . . . . . . . . . . . . . . . . . . . .   $         104,055          $           69,096


Selling, general & administrative expenses  . . . . . . . . .   $          76,681          $           69,321


Other income (deductions):
     Interest expense   . . . . . . . . . . . . . . . . . . .   $         (13,690)         $          (13,978)
     Other, net   . . . . . . . . . . . . . . . . . . . . . .               5,435                       3,730
Total other income (deductions) . . . . . . . . . . . . . . .   $          (8,255)         $          (10,248)

Income (loss) before income taxes, equity in net income
     of investees and minority owners' interest in
     net loss of subsidiaries   . . . . . . . . . . . . . . .   $          19,119          $          (10,473)


Income tax (expense) benefit (note 1) . . . . . . . . . . . .              (1,938)                        518

Income (loss) before equity in net income of investees
     and minority owners' interest  in
     net loss of subsidiaries   . . . . . . . . . . . . . . .   $          17,181          $           (9,955)


Equity in net income of investees   . . . . . . . . . . . . .               2,705                       4,368

Minority owners' interest in net loss
     of subsidiaries    . . . . . . . . . . . . . . . . . . .                 330                       1,785


Net income (loss) (note 1)  . . . . . . . . . . . . . . . . .   $          20,216          $           (3,802)

See Accompanying notes to condensed consolidated financial statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                           February 28           February 28
                                                                               1995                 1994
                                                                                   (Amounts in Thousands)
Cash flows from operating activities:
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      68,161         $      6,933
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . .        32,637               30,828
          Equity in net income of investees   . . . . . . . . . . . . . .        (9,075)                (301)
          Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,782               (3,698)
          Changes in assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . . . . . . .       (53,835)              25,270
               Inventories  . . . . . . . . . . . . . . . . . . . . . . .      (108,543)            (144,619)
               Other assets   . . . . . . . . . . . . . . . . . . . . . .        (4,060)             (55,843)
               Accounts payable   . . . . . . . . . . . . . . . . . . . .       (42,501)              (6,742)
               Advances on product purchases  . . . . . . . . . . . . . .       174,138              130,795
               Accrued interest and other liabilities   . . . . . . . . .        68,380               19,772
Net cash provided by operating activities . . . . . . . . . . . . . . . . $     130,084         $      2,395

Cash flows from investing activities:
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . $     (56,574)        $    (35,183)
     Proceeds from disposal of investments
          and notes receivable  . . . . . . . . . . . . . . . . . . . . .        27,218                8,789
     Acquisition of investments and notes receivable  . . . . . . . . . .       (16,262)             (17,936)
     Acquisition of businesses    . . . . . . . . . . . . . . . . . . . .           -0-              (33,251)
     Proceeds from sale of fixed assets   . . . . . . . . . . . . . . . .         2,023               12,438
     Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . .           173                  -0-
Net cash used in investing activities . . . . . . . . . . . . . . . . . . $     (43,422)        $    (65,143)

Cash flows from financing activities:
     Net decrease of demand loan certificates   . . . . . . . . . . . . . $      (6,994)        $     (8,378)
     Proceeds from bank loans and notes payable   . . . . . . . . . . . .       251,374              609,795
     Payments on bank loans and notes payable   . . . . . . . . . . . . .      (380,179)            (596,852)
     Proceeds from issuance of subordinated debt certificates   . . . . .        16,157               31,829
     Payments for redemption of subordinated debt certificates  . . . . .       (10,638)             (23,835)
     Increase of checks and drafts outstanding  . . . . . . . . . . . . .        38,040               20,585
     Payments for redemption of equities  . . . . . . . . . . . . . . . .       (12,198)                 (46)
     Payments of patronage refunds and dividends  . . . . . . . . . . . .       (26,308)                 -0-
     Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -0-                1,277
Net cash provided by (used in) financing activities . . . . . . . . . . . $     (130,746)       $     34,375

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . $      (44,084)       $    (28,373)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .         44,084              28,373

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . $          -0-        $        -0-

See accompanying notes to condensed consolidated financial statements


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   INTERIM FINANCIAL STATEMENTS

   The information included in these condensed consolidated financial statements of Farmland and subsidiaries (the "Company") reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

   In accordance with the bylaws of Farmland Industries, Inc. ("Farmland") and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed to members of Farmland as patronage refunds. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for patrons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying February 28, 1995 condensed consolidated balance sheet.

   As patronage refunds are an integral part of the computation of income taxes, the Company had historically not provided for income taxes in interim period
financial statements.   However, in accordance with generally accepted
accounting principles, effective with the filing of the 1995 fiscal year first quarter Form 10-Q, the Company commenced including a provision for estimated income taxes in its interim financial statements. For the six months and three months ended February 28, 1995, the Company estimated an effective tax rate based on historic effective rates. The actual effective rate may be subject to revision. Based on the effective tax rate for the prior year, interim results for the six months and three months ended February 28, 1994 have been restated to include an interim income tax benefit of $740,000 and $1,499,000, respectively.


(2)   INVENTORIES

   Major components of inventories at February 28, 1995, and August 31, 1994, are as follows:

                                                                      February 28         August 31
                                                                         1995                1994
                                                                          (Amounts in Thousands)
          Finished and in-process products  . . . . . . . . . . .   $       347,624    $       286,381
          Materials   . . . . . . . . . . . . . . . . . . . . . .            41,166             51,428
          Supplies  . . . . . . . . . . . . . . . . . . . . . . .            41,317             39,885
          Beef    . . . . . . . . . . . . . . . . . . . . . . . .            25,486             24,267
          Grain   . . . . . . . . . . . . . . . . . . . . . . . .           191,264            136,353

                                                                    $       646,857    $       538,314

    All inventories, other than supplies, grain and certain beef and petroleum inventories, are valued at the lower of first-in, first-out (FIFO) cost or market. Supplies are valued at cost. Grain inventories are valued at market adjusted for the net unrealized gains or losses on open grain contracts. Crude oil, refined petroleum products, beef and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, a seasonal market value decline below cost of LIFO inventories, at an interim date, which is reasonably expected to be restored by year-end, is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At February 28, 1995, the carrying value of petroleum inventories stated under the LIFO method was $93,076,000. This exceeded the market value of such inventory by $10,053,000. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation.

    The carrying value of beef inventories stated under the LIFO method was $20,434,000 at February 28, 1995. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the income reported for the six months and three months ended February 28, 1995 because market value of these inventories was lower than LIFO or FIFO cost.


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

    If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon through March 31, 1995, of approximately $166,409,000 (before tax benefits of the interest deduction). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

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

    The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's probable and reasonably determinable obligations for resolution of environmental matters at NPL and other sites are estimated to be $7,958,000 and such amount has been accrued at February 28, 1995.

    The ultimate costs of resolving environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at February 28, 1995. In the opinion of management, it is reasonably possible for such costs to approximate up to $36,700,000 and to extend over 30 years.


(4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

    Summarized financial information of investees accounted for by the equity method for six months ended February 28, 1995 and 1994 is as follows:

                                                                      February 28        February 28
                                                                         1995                1994
                                                                           (Amounts in Thousands)
          Net sales   . . . . . . . . . . . . . . . . . . . . . .   $       515,424    $       365,380
          Net Income (loss)   . . . . . . . . . . . . . . . . . .   $        17,957    $         1,809
          Farmland's equity in net income   . . . . . . . . . . .   $         9,075    $           301



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company maintains two primary sources for debt capital: a continuous public offering of its debt securities and bank lines of credit.

    The Company's debt securities are offered on a best-efforts basis by Farmland Securities Company and American Heartland Investments, Inc. and may be offered by other selected broker-dealers. The types of securities offered include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering is influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call and redeem certain of its outstanding debt certificates. During the six months ended February 28, 1995, the outstanding balance of demand loan and subordinated debt certificates decreased $1.5 million.

    Farmland's primary source of bank credit is through a $650.0 million syndicated credit facility provided by nine domestic and international banking institutions. This agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At February 28, 1995, short-term borrowings under this facility were $140.6 million, revolving term borrowings were $50.0 million and $47.6 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

    Farmland pays commitment fees of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the credit agreement). At February 28, 1995, Farmland was in compliance with all covenant provisions of the agreement.

    The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at February 28, 1995, $42.8 million was borrowed. Financial covenants of these arrangements are not more restrictive than the Company's syndicated credit facility.

    In the opinion of management, these arrangements for debt capital are adequate for the Company's present operations and capital plans. However, alternative financing arrangements are continuously evaluated.

    National Beef Packing Company, L.P. ("NBPC"), 58%-owned by Farmland, maintains borrowing agreements with a bank which provides financing support for its beef packing operations. Borrowings under this credit agreement are nonrecourse to Farmland or Farmland's other affiliates. At February 28, 1995, $82.6 million was available under this agreement of which $61.8 million was borrowed and $9.0 million was utilized to support letters of credit. All assets of NBPC (carried at $169.4 million) are pledged to support its borrowings.

    Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

    Major uses of cash during the six months ended February 28, 1995 include net payments of $128.8 million to reduce the outstanding balance of bank loans and other notes payable, $56.6 million for capital expenditures, $26.3 million for patronage refunds and dividends distributed from income of the 1994 fiscal year, $16.3 million for acquisition of investments and $12.2 million for the redemption of equities under the Farmland base capital plan and special redemption plan. Major sources of cash include $130.1 million from operations, $38.0 million from an increase in the balance of checks and drafts outstanding and $27.2 million from the disposition of investments and notes receivables.

    The Internal Revenue Service issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See note 3 of the notes to the condensed consolidated financial statements.


RESULTS OF OPERATIONS

GENERAL

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

    Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal. Historically, the majority of sales of farm supply products occur in the spring. Revenues in the beef business and in grain marketing historically have been concentrated in the summer and summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the six months and three months ended February 28, 1995 should not be annualized to project a full year's results.


SIX MONTHS ENDED FEBRUARY 28, 1995 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 1994

SALES

    Sales for the six months ended February 28, 1995 increased $306.8 million or 10.2% compared with the corresponding period of the prior year. The increase includes $213.5 million higher sales of agricultural output products (grain and food) and $97.1 million higher sales of farm production input products (crop production, petroleum and feed).

    Sales of agricultural output products increased for the six months ended February 28, 1995 compared with the corresponding period of the prior year principally because of higher domestic unit sales of wheat and higher wheat prices. In addition, sales of pork and beef increased due to higher unit sales of these products partially offset by lower prices of fresh and processed pork and beef.

    Sales of input products increased reflecting higher sales of crop production and petroleum products partially offset by lower sales of feed. Sales of crop production products increased because prices of nitrogen and phosphate based plant nutrients increased approximately 22% and 16%, respectively, and total unit sales of these products increased approximately 13%. Sales of petroleum products increased due to higher production levels at the Coffeyville refinery partly offset by the effect of the mild winter on sales of distillate and propane. Feed sales decreased because unit sales and prices of formula feed and feed ingredients declined reflecting the mild winter and a decrease of the number of cattle on feed.

NET INCOME

    Net income for the six months ended February 28, 1995, increased $61.2 million compared with the corresponding period of the prior year. The increase reflects higher operating profits in crop production, food processing and marketing and grain marketing. In addition, the net results of joint ventures engaged in crop production and beef operations increased. The effect of these increases on net income was reduced by decreased operating profit in the petroleum and feed businesses and higher general corporate expenses.

    Operating profit of the Company's crop production business increased primarily as a result of a 22% increase in the average price of nitrogen products and because unit sales of nitrogen products increased by 15%. Net income from phosphate operations (conducted through joint ventures) increased because of a global recovery of phosphate demand and the ensuing increase of phosphate export volume and worldwide market prices.

    Operating profit of the food processing and marketing business increased due to higher margins on pork and beef, particularly margins on fresh pork which are attributable to a decline of live hog and cattle costs without a corresponding decline in selling prices. In addition, unit sales of fresh pork and processed pork increased approximately 12% and 9%, respectively, and unit sales of beef increased approximately 20%.

    Operating results in grain increased were due to higher volume and more favorable unit margins on all grains handled.

    For the six months ended February 28, 1995, results from petroleum operations were negative due to lower unit margins on all refined fuels, particularly the margins on low sulfur diesel fuel, and because distillate and propane unit sales decreased reflecting the relatively mild winter.

    Selling, general and administrative expenses increased in the six months ended February 28, 1995 compared with the corresponding period of the prior year. Approximately $7.6 million of the increase is directly connected to business segments (primarily the output businesses - grain, beef and pork) and has been included in the determination of the operating profit of business segments. Corporate general expenses, not identified to business segments, increased reflecting the higher cost of variable compensation plans and employee pension expenses.

    The estimated effective tax rate for the six months and three months ended February 28, 1995 is based on historical effective rates. The actual effective tax rate may be subject to subsequent revision. The effective tax rate for fiscal year 1994 has been used to provide income taxes for the six months and three months ended February 28, 1994.


THREE MONTHS ENDED FEBRUARY 28, 1995 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1994

    The changes in sales and net income for the three months ended February 28, 1995, compared to the corresponding period of the prior year are primarily as discussed in the six months comparison.


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



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    The exhibit listed below is filed as part of Form 10-Q for quarter ended February 28, 1995.

     Exhibit No.                             Exhibit







       27                Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended February 28, 1995.




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


Date:   April 13, 1995