Form 10-Q
period 1995-05-31
FARMLAND INDUSTRIES INC
filed 1995-07-13
CIK 34616

FORM 10-Q




          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549




      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                            Commission File
May 31, 1995                                  Number 2-67985



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

              CONDENSED CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                                     May 31                    August 31
                                                                      1995                        1994
                                                                           (Amounts in Thousands)
Current Assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . .   $               0          $          44,084
     Accounts receivable  . . . . . . . . . . . . . . . . . .             428,516                    394,906
     Inventories (note 2)   . . . . . . . . . . . . . . . . .             673,052                    538,314
     Prepaid expenses   . . . . . . . . . . . . . . . . . . .              17,234                     15,159
     Other current assets   . . . . . . . . . . . . . . . . .              70,397                    103,980

Total Current Assets  . . . . . . . . . . . . . . . . . . . .   $       1.189,199          $       1,096,443


Investments and  Long-Term Receivables  . . . . . . . . . . .   $         178,145          $         189,601


Property, Plant and Equipment:
     Property, plant and equipment, at cost   . . . . . . . .   $       1,312,640          $       1,202,159
     Less accumulated depreciation and amortization   . . . .             737,049                    700,869

Net Property, Plant and Equipment . . . . . . . . . . . . . .   $         575,591          $         501,290

Other Assets      . . . . . . . . . . . . . . . . . . . . . .   $         135,569          $         139,297


Total Assets      . . . . . . . . . . . . . . . . . . . . . .   $       2,078,504          $        1,926,631

See Accompanying notes to condensed consolidated financial statements.




                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                            LIABILITIES AND EQUITIES


                                                                     May 31                    August 31
                                                                      1995                        1994
                                                                          (Amounts in Thousands)
Current Liabilities:
     Accounts and notes payable   . . . . . . . . . . . . . .   $         516,964          $         548,476
     Current maturities of long-term debt   . . . . . . . . .              41,719                     27,840
     Customers' advances on product purchases   . . . . . . .              61,597                     24,438
     Other current liabilities  . . . . . . . . . . . . . . .             236,372                    204,985

Total Current Liabilities . . . . . . . . . . . . . . . . . .   $         856,652          $         805,739


Long-Term Debt (excluding current maturities) . . . . . . . .   $         481,547          $         517,806


Deferred Income Taxes (note 1)  . . . . . . . . . . . . . . .   $          12,487          $           6,340


Minority Owners' Equity in Subsidiaries . . . . . . . . . . .   $          14,048          $          11,733


Net Income (note 1) . . . . . . . . . . . . . . . . . . . . .   $         129,043          $             -0-


Capital Shares and Equities:
     Common shares, $25 par value - Authorized
          50,000,000 shares   . . . . . . . . . . . . . . . .   $         398,619          $         363,562
     Other equities   . . . . . . . . . . . . . . . . . . . .             186,108                    221,451

Total Capital Shares and Equities . . . . . . . . . . . . . .   $         584,727          $         585,013



Total Liabilities and Equities  . . . . . . . . . . . . . . .   $       2,078,504          $        1,926,631




                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Nine Months Ended
                                                                                                 May 31
                                                                     May 31                      1994
                                                                      1995                      Restated
                                                                          (Amounts in Thousands)
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       5,325,044          $        4,981,747

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .           4,930,754                   4,700,939

Gross income  . . . . . . . . . . . . . . . . . . . . . . . .   $         394,290          $          280,808


Selling, general & administrative expenses  . . . . . . . . .   $         238,539          $         218,372


Other income (deductions):
     Interest expense   . . . . . . . . . . . . . . . . . . .   $         (39,431)         $         (38,310)
     Other, net   . . . . . . . . . . . . . . . . . . . . . .              14,249                     10,037
Total other income (deductions) . . . . . . . . . . . . . . .   $         (25,182)         $         (28,273)


Income before income taxes and equity in net income
     of investees and minority owners' interest in
     net (income) loss of subsidiaries  . . . . . . . . . . .   $         130,569          $          34,163


Income tax expense (note 1) . . . . . . . . . . . . . . . . .              21,439                      2,255


Income before equity in net income of investees
     and minority owners' interest  in
     net (income) loss of subsidiaries  . . . . . . . . . . .   $         109,130          $          31,908


Equity in net income of investees (note 4)  . . . . . . . . .              22,410                      6,242


Minority owners' interest in net (income)
     loss of subsidiaries   . . . . . . . . . . . . . . . . .              (2,497)                     5,158


Net income (note 1) . . . . . . . . . . . . . . . . . . . . .   $         129,043          $          43,308

See Accompanying notes to condensed consolidated financial statements.




                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended
                                                                                                 May 31
                                                                     May 31                      1994
                                                                      1995                      Restated
                                                                          (Amounts in Thousands)
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       2,017,385          $        1,980,844

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .           1,861,428                   1,859,360

Gross income  . . . . . . . . . . . . . . . . . . . . . . . .   $         155,957          $          121,484


Selling, general & administrative expenses  . . . . . . . . .   $          86,512          $           83,146


Other income (deductions):
     Interest expense   . . . . . . . . . . . . . . . . . . .   $         (12,298)         $          (11,199)
     Other, net   . . . . . . . . . . . . . . . . . . . . . .               4,172                       3,377
Total other income (deductions) . . . . . . . . . . . . . . .   $          (8,126)         $           (7,822)


Income before income taxes and equity in net income
     of investees and minority owners' interest in
     net (income) loss of subsidiaries  . . . . . . . . . . .   $          61,319          $           30,516


Income tax expense (note 1) . . . . . . . . . . . . . . . . .              10,733                       2,014


Income before equity in net income of investees
     and minority owners' interest  in
     net (income) loss of subsidiaries  . . . . . . . . . . .   $          50,586          $           28,502


Equity in net income of investees (note 4)  . . . . . . . . .              13,335                       5,941


Minority owners' interest in net (income)
     loss of subsidiaries   . . . . . . . . . . . . . . . . .              (3,039)                      1,932


Net income (note 1) . . . . . . . . . . . . . . . . . . . . .   $          60,882          $           36,375

See Accompanying notes to condensed consolidated financial statements.




                     FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                              May 31               May 31
                                                                               1995                 1994
                                                                               (Amounts in Thousands)
Cash flows from operating activities:
     Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      129,043        $     43,308
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . .         49,437              49,591
          Equity in net income of investees   . . . . . . . . . . . . . .        (22,410)             (6,242)
          Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .          7,346              (3,734)
          Changes in assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . . . . . . .        (15,031)            (54,617)
               Inventories  . . . . . . . . . . . . . . . . . . . . . . .       (121,440)             23,380
               Other assets   . . . . . . . . . . . . . . . . . . . . . .         12,046             (39,007)
               Accounts payable   . . . . . . . . . . . . . . . . . . . .        (29,039)             54,916
               Advances on product purchases  . . . . . . . . . . . . . .         37,159               5,448
               Other current liabilities  . . . . . . . . . . . . . . . .         39,890              48,420
Net cash provided by operating activities . . . . . . . . . . . . . . . . $       87,001        $    121,463

Cash flows from investing activities:
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . $      (86,527)       $     (47,782)

     Proceeds from disposal of investments
          and notes receivable  . . . . . . . . . . . . . . . . . . . . .         37,626               27,056
     Acquisition of investments and notes receivable  . . . . . . . . . .        (18,968)             (14,935)
     Acquisition of businesses    . . . . . . . . . . . . . . . . . . . .         (2,200)             (33,251)
     Proceeds from sale of fixed assets   . . . . . . . . . . . . . . . .          2,321               14,399
     Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . .            295                  -0-
Net cash used in investing activities . . . . . . . . . . . . . . . . . . $      (67,453)       $     (54,513)

Cash flows from financing activities:
     Net decrease of demand loan certificates   . . . . . . . . . . . . . $       (7,137)       $      (1,484)
     Proceeds from bank loans and notes payable   . . . . . . . . . . . .        370,686            1,183,819
     Payments on bank loans and notes payable   . . . . . . . . . . . . .       (460,762)          (1,287,651)
     Proceeds from issuance of subordinated debt certificates   . . . . .         34,461               43,868
     Payments for redemption of subordinated debt certificates  . . . . .        (18,632)             (29,026)
     Increase of checks and drafts outstanding  . . . . . . . . . . . . .         56,306                  -0-
     Payments for redemption of equities  . . . . . . . . . . . . . . . .        (12,335)                (158)
     Payments of patronage refunds and dividends  . . . . . . . . . . . .        (26,308)                 -0-
     Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . .             89                2.309
Net cash used in financing activities . . . . . . . . . . . . . . . . . . $      (63,632)       $     (88,323)

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . $      (44,084)       $     (21,373)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .         44,084               28,373

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . $         -0-         $       7,000

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

   In accordance with the bylaws of Farmland Industries, Inc. ("Farmland") and its cooperative subsidiaries, the member-sourced portion of income is determined annually and distributed to members of Farmland as patronage refunds. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for patrons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying May 31, 1995 condensed consolidated balance sheet.

   As patronage refunds are an integral part of the computation of income taxes, the Company historically has not provided for income taxes in its interim period
financial statements.   However, in accordance with generally accepted
accounting principles, the Company commenced (effective with the 1995 fiscal year) including a provision for estimated income taxes in its interim financial statements. For the nine months and three months ended May 31, 1995, the Company estimated an effective tax rate based on historic effective rates. The actual effective rate for 1995 may be subject to revision. Based on the actual effective tax rate for the 1994 fiscal year, interim condensed consolidated financial statements for the nine months and three months ended May 31, 1994 have been restated to include an interim income tax expense of $379,000 and $1,119,000, respectively.


(2)   INVENTORIES

   Major components of inventories at May 31, 1995, and August 31, 1994, are as follows:

                                              May 31              August 31
                                               1995                  1994
                                                 (Amounts in Thousands)
          Finished and in-process products  $    362,923         $     286,381
          Materials   . . . . . . . . . . .       62,498                51,428
          Supplies  . . . . . . . . . . . .       44,988                39,885
          Beef    . . . . . . . . . . . . .       36,194                24,267
          Grain   . . . . . . . . . . . . .      166,449               136,353

                                            $    673,052         $     538,314

    Grain inventories are valued at market adjusted for the net unrealized gains or losses on open grain contracts. Crude oil, refined petroleum products, cattle and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Supplies are valued at cost.

    In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, a seasonal market value decline below cost of LIFO inventories, at an interim date, which is reasonably expected to be restored by year-end, is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At May 31, 1995, the carrying value of petroleum inventories stated under the LIFO method was $113,345,000. This exceeded the market value of such inventory by $1,936,000. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation.

    Had the lower of first-in, first-out (FIFO) cost or market been used to value these petroleum products, inventories at May 31, 1995 would have been lower by $3,276,000.

    The carrying value of beef inventories stated under the LIFO method was $28,612,000 at May 31, 1995. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the income reported for the nine months and three months ended May 31, 1995 because market value of these inventories was lower than LIFO or FIFO cost.


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

    On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,775,000. The asserted deficiencies relate primarily to the Company's tax treatment of the sale of the Terra stock. The IRS asserts that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset, and that, as a nonexempt cooperative, Farmland was not entitled to an intercorporate dividends-received deduction in respect of the 1983 distribution by Terra. It further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from the disposition of certain other assets. On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. Prior to trial, the IRS withdrew its challenge to Farmland's claimed intercorporate dividends-received deductions and several other minor issues were resolved. The parties will submit post-trial briefs to the court in September and November 1995. It is possible that a Tax Court decision in the case may not be issued until a year or more after all briefs have been filed. Appeals of the decision could extend ultimate disposition of the case until 1998 or 1999.

    If the IRS ultimately prevails on all of the adjustments asserted in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon through June 30, 1995, of approximately $173,414,000 (before tax benefits of the interest deduction). In addition, such adjustments would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon.

    No provision has been made in the consolidated financial statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. Farmland continues to believe that it has meritorious positions with respect to all of these claims and will continue to vigorously pursue their favorable resolution.

    In the opinion of Bryan Cave, Farmland's special tax counsel, it is more likely than not that the courts will ultimately conclude that Farmland's treatment of the Terra sale gain was substantially, if not entirely, correct. Counsel has further advised, however, that none of the issues involved in these disputes is free from doubt, and that there can be no assurance that the courts will ultimately rule in favor of Farmland on any of these issues.

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

    The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's probable and reasonably determinable obligations for resolution of environmental matters at NPL and other sites are estimated to be $8,439,000 and such amount has been accrued at May 31, 1995.

    The ultimate costs of resolving environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at May 31, 1995. In the opinion of management, it is reasonably possible for such costs to approximate up to $32,000,000 and to extend over 30 years.

(4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

    Summarized financial information of investees accounted for by the equity method for nine months ended May 31, 1995 and 1994 is as follows:

                                               May 31              May 31
                                                1995                1994
                                                 (Amounts in Thousands)
          Net sales   . . . . . . . . . .  $       888,028    $       585,263
          Net Income    . . . . . . . . .  $        44,512    $        14,053
          Farmland's equity in net income  $        22,410    $         6,242



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company maintains two primary sources for debt capital: a continuous public offering of its debt securities and bank lines of credit.

    The Company's debt securities are offered on a best-efforts basis by Farmland Securities Company and American Heartland Investments, Inc. and may be offered by other selected broker-dealers. The types of securities offered include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of this public offering is influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call and redeem certain of its outstanding debt certificates. During the nine months ended May 31, 1995, the outstanding balance of demand loan and subordinated debt certificates increased $8.7 million.

    Farmland's primary source of bank credit is through a $650.0 million syndicated credit facility provided by nine domestic and international banking institutions. This agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At May 31, 1995, short-term borrowings under this facility were $183.4 million, revolving term borrowings were $50.0 million and $37.9 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

    Farmland pays commitment fees of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the credit agreement). At May 31, 1995, Farmland was in compliance with all covenant provisions of the agreement.

    The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at May 31, 1995, $47.2 million was borrowed. Financial covenants of these arrangements are not more restrictive than the Company's syndicated credit facility.

    In the opinion of management, these arrangements for debt capital are adequate for the Company's present operations. However, alternative financing arrangements are continuously evaluated.

    National Beef Packing Company, L.P. ("NBPC"), 68%-owned by Farmland, maintains borrowing agreements with banks which provides financing support for NBPC's beef packing operations. Borrowings under this credit agreement are nonrecourse to Farmland or Farmland's other affiliates. At May 31, 1995, $90.0 million was available under this agreement of which $65.7 million was borrowed and $1.3 million was utilized to support letters of credit. Assets of NBPC with a carrying value of $155.4 million are pledged to support its bank borrowings.

    Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

    Major uses of cash during the nine months ended May 31, 1995 include net payments of $90.1 million to reduce the outstanding balance of bank loans and other notes payable, $86.5 million for capital expenditures, $26.3 million for patronage refunds and dividends distributed from income of the 1994 fiscal year, $19.0 million for acquisition of investments and notes receivable and $12.3 million for the redemption of equities under the Farmland base capital plan and special redemption plan. Major sources of cash include $87.0 million from operations, $56.3 million from an increase in the balance of checks and drafts outstanding and $37.6 million from the disposition of investments and notes receivables.

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

    Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal. Historically, the majority of sales of farm supply products occur in the spring. Revenues in the beef business and in grain marketing historically have been concentrated in the summer and summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the nine months and three months ended May 31, 1995 should not be annualized to project a full year's results.


NINE MONTHS ENDED MAY 31, 1995 COMPARED WITH NINE MONTHS ENDED MAY 31, 1994

SALES

    Sales for the nine months ended May 31, 1995 increased 6.9% compared with the corresponding period of the prior year. The increase includes $373.4 million higher sales of agricultural output products (grain and food), $23.0 million lower sales of farm production input products (crop production products, petroleum and feed) and $7.1 million lower sales of other products and services.

    Sales of agricultural output products increased due to higher grain prices and volume, higher beef volume and as a result of an acquisition on March 31, 1995 by National Beef Packing Company, L.P. (68%-owned by Farmland) of the assets of Hyplains Beef, LLC.

    Sales of agricultural input products decreased due to lower sales in the feed and crop production business segments, partly offset by increased sales in the petroleum business segment.

    Sales of the feed business segment decreased because volume and prices of formula feed and feed ingredients decreased. Sales of the crop production business segment reflect a net decrease due to placing the Company's crop protection operations in a 50%-owned joint venture on January 1, 1995. Subsequent to the formation of this venture, sales of these products have not been included in the Company's financial statements. The effect of decreased sales of crop protection products was mostly offset by an $85.6 million increase in sales of crop nutrients. This increase resulted from higher prices, partly offset by a slight decrease in volume which reflects the wet spring season and delayed planting activities. Sales of petroleum products increased primarily because of higher gasoline volume and prices. This effect was partly offset by lower distillate and propane unit sales and by lower prices of all other refined products and propane.


NET INCOME

    Net income for the nine months ended May 31, 1995 increased $85.7 million compared with the corresponding period of the prior year. The increase includes higher operating profits in crop production, food processing and marketing and grain marketing of $70.6 million, $45.0 million and $31.5 million, respectively. In addition, the net results of joint ventures engaged in crop production and beef operations increased $11.5 million and $4.2 million, respectively. The effect of these increases on net income was reduced by an operating loss in the petroleum business segment of $9.7 million in the nine months ended May 31, 1995 compared with an operating profit of $24.4 million in the corresponding period of the prior year and decreased operating profit of $5.9 million in the feed business. In addition, general corporate expenses increased $9.2 million, income taxes increased $19.2 million and the deduction for minority owners interest increased $7.7 million which is principally a result of increased income of the beef business.
    Operating profit of the Company's crop production business increased primarily as a result of increased prices, partly offset by a slight decrease in unit sales. In addition, net income from joint ventures engaged in fertilizer operations increased because of higher volume and prices. Operating profit of the food processing and marketing business increased because live hog and cattle costs decreased without a corresponding decline in wholesale prices. In addition, the number of hogs and cattle processed increased. Operating results in the grain marketing business increased due to higher volume and more favorable unit margins on all types of grains handled. The petroleum business segment had an operating loss for the nine months ended May 31, 1995, because the spread between refined product selling prices and the related costs of crude oil during most of this period was less than the cost of refining the crude oil.

    Selling, general and administrative expenses increased in the nine months ended May 31, 1995 compared with the corresponding period of the prior year. Approximately $11.0 million of the increase is directly connected to business segments (primarily the grain and pork businesses) and has been included in the determination of the operating profit of business segments. General corporate expenses, not identified to business segments, increased reflecting higher cost of variable compensation plans and employee pension expenses.

    The estimated effective tax rate for the nine months and three months ended May 31, 1995 is based on historical effective rates. The actual effective tax rate may be subject to subsequent revision. The effective tax rate for fiscal year 1994 has been used to provide income taxes for the nine months and three months ended May 31, 1994.


THREE MONTHS ENDED MAY 31, 1995 COMPARED WITH THREE MONTHS ENDED MAY 31, 1994

    The changes in sales and net income for the three months ended May 31, 1995, compared to the corresponding period of the prior year are primarily as discussed in the nine months comparison.


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



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    The exhibit listed below is filed as part of Form 10-Q for the quarter ended May 31, 1995.

     Exhibit No.                             Exhibit

       27                Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended May 31, 1995.


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


Date:   July 13, 1995