Form 10-K/A
period 1994-08-31
FARMLAND INDUSTRIES INC
filed 1995-09-19
CIK 34616

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                                FORM 10-K/A
                                              (Amendment No. 1)

       [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended  August 31, 1994

                                 OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 2-60372

                        Farmland Industries, Inc.
             (Exact Name of Registrant as Specified in Its Charter)
Kansas                                                              44-0209330
(State or Other Jurisdiction of  \        (I.R.S. Employer Identification No.)
Incorporation or Organization)

3315 N. Oak Trafficway, Kansas City, Missouri                       64116-0005
(Address of Principal Executive Offices)                            (Zip Code)

         Registrant's Telephone Number, Including Area Code:  816-459-6000

        Securities registered pursuant to Section 12(b) of the Act:   None

           Securities registered pursuant to Section 12(g) of the Act:   None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K/A or any amendment to this Form 10-K/A.   [   ]

Farmland Industries, Inc. is a cooperative. Its voting stock can only be held by its members. No public market for voting stock of Farmland Industries, Inc. is established and it is unlikely, in the foreseeable future, that a public market for such voting stock will develop.

Documents incorporated by reference:  None



                                     PART 1


ITEMS 1 AND 2.     BUSINESS AND PROPERTIES

                                   THE COMPANY

     Farmland is an agricultural farm supply and processing and marketing company headquartered in Kansas City, Missouri that is primarily owned by its members and operates on a cooperative basis. Founded originally in 1929, Farmland has grown from revenues of $310,000 during its first year of operation to over $6.6 billion during 1994. Members are entitled to receive patronage refunds distributed by Farmland from its member-sourced annual net earnings. Unless the context otherwise requires, the term "member" herein means (i) any voting member, (ii) any associate member, or (iii) any other person with which Farmland is a party to a currently effective patronage refund agreement (a "patron"). See "Business Patronage Refunds and Distribution of Net Earnings".

      Farmland was formally incorporated in Kansas in 1931. Its principal executive offices are at 3315 North Oak Trafficway, Kansas City, Missouri 64116 (telephone 816-459-6000). Unless the context requires otherwise, (i) "Farmland" or the "Company" herein refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references herein to "year" or "years" are to fiscal years ended August 31, and (iii) all references herein to "tons" are to United States short tons.


Membership

      Membership requirements are determined by Farmland's Articles of Incorporation and the Board of Directors of Farmland (the "Board of Directors").

   Voting Members

      As of August 31, 1994, Farmland's requirements for voting membership were as follows: (1) Voting membership is limited to (a) farmers' and ranchers' cooperative associations which have purchased farm supplies from or provided grain to Farmland during Farmland's two most recently completed years, and (b) producers of hogs and cattle or associations of such producers which have provided hogs or cattle to Farmland during Farmland's two most recent years.
(2) Voting members must maintain a minimum investment of $1,000 in par value of Farmland common stock. (3) A cooperative must limit voting to agricultural producers and conduct a majority of its business with voting producers.

   Associate Members

      Farmland's associate members have all the rights of membership except that they do not have the right to vote at a meeting of the shareholders of Farmland.

      As of August 31, 1994, Farmland's requirements for associate membership were as follows: (1) Any person meeting the requirements for voting membership can be an associate member. (2) Associate members must maintain a minimum investment of $1,000 in par value of Farmland associate member common stock.
(3) Associations other than those owned 100% by voting members and associate members of Farmland must conduct business on a cooperative basis and must have a minimum of 25 active members. (4) Hog and/or cattle feeding businesses must derive a majority of earned income from such feeding business and agree to provide Farmland with the information it needs to pay patronage refunds from its hog and/or cattle marketing operations to members or other associate members that are eligible to receive such refunds.

      In 1994, Farmland's membership consisted of 1,480 cooperative associations of farmers and ranchers and 1,365 pork or beef producers or associations of such producers. See "Business Patronage Refunds and Distribution of Net Earnings".

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



                                    BUSINESS

General

      The Company is the largest farmer-owned cooperative in the United States in terms of revenues. The Company's principal U.S. trade territory is comprised of 22 midwestern states. During the three years ended December 31, 1992, average productions in those states, as a percent of the United States total, accounted for 82% of wheat production, 88% of corn production, 81% of soybean production, 72% of cattle production and 82% of hog production. Farmland has endeavored to develop a significant presence in international markets. In 1994, Farmland had exports to approximately 85 countries, and derived 37% of its grain revenues from export sales. Foreign grain sales generally are paid in U.S. Dollars.

      The Company conducts business primarily in two operating areas: inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

      The Company's farm supply operations consist of three principal product divisions petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen, phosphate and potash fertilizers, and, through the Company's ownership in the Wilfarm joint venture, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. The Company's three farm supply divisions produce and distribute products principally at wholesale. Over 50% of the Company's farm supply products sold in 1994 were produced in plants owned by the Company or operated by the Company under long-term lease arrangements. Approximately 65% of the Company's sales of farm supply products sold in 1994 were to farm cooperative associations which are members of Farmland. These farm cooperatives distribute products primarily to farmers and ranchers in states which comprise the corn belt and the wheat belt and who utilize the products in the production of farm crops and livestock.

      On the output side, the Company's processing and marketing operations include the storage and marketing of grain, the processing of pork and beef, and the marketing of fresh pork, processed pork and fresh beef. In 1994, approximately 61% of the hogs processed and 46% of the grain marketed were supplied to the Company by its members. Substantially all of the Company's pork and beef products sold in 1994 were processed in plants owned by the Company.

      No material part of the business of any segment of the Company is dependent on a single customer or a few customers. Financial information about the Company's industry segments is presented in Note 12 of the Notes to Consolidated Financial Statements included herein.

      The Company competes for market share with numerous participants with v a rious levels of vertical integration, product and geographical diversification, sizes and types of operations. In the petroleum industry, c o m p e titors include major oil companies, independent refiners, other cooperatives and product brokers. Competitors in the crop production industry include global producers of nitrogen and phosphate fertilizers (some of which are cooperatives) and product importers and brokers. The feed, pork and beef industries are comprised of a large variety of competitive participants.


Petroleum

   Marketing

      The principal product of this business segment is refined fuels. Approximately 68% of refined fuels product sales in 1994 resulted from transactions with Farmland's members. The balance of the Company's refined fuels product sales were principally through retailing chains in urban areas. Based on total volume of refined fuels withdrawn at terminal storage facilities along pipelines which serve most of the Company's trade territory, the Company estimates its market share in rural markets is approximately 8%. Other petroleum products include lube oil, grease, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of the Company's consolidated sales for 1992, 1993 and 1994 were 29%, 19% and 13%, respectively.

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

   Production

      The Company owns refineries at Coffeyville, Kansas and at Phillipsburg, Kansas. Prior to June 30, 1992 the Company owned approximately 30% of the National Cooperative Refinery Association ("NCRA"). As a 30% owner, Farmland was required to purchase 30% of the production of this refinery. On June 30, 1992, the Company sold its ownership interest in NCRA.

      The refinery at Phillipsburg, Kansas is closed. A loading terminal located at the refinery remains in operation. The carrying value of this refinery at August 31, 1994 was approximately $1.9 million ($1.6 million at May 31, 1995). The Company is evaluating alternative uses for this facility and cannot at this time determine the extent of any losses related to the closure of the refinery, but such losses are expected not to be significant. During the four months of 1992 in which it operated, sales associated with products of the Phillipsburg refinery amounted to approximately $20.9 million and the refinery processed 871,000 barrels of crude oil.

      Production volume for 1992, 1993 and 1994 is as follows:

                                     Barrels of Crude Oil Processed

                                                Daily Average
                                          Based on 365 Days per Year

                                      ----------------------------------
         Location                           1992     1993       1994
         --------                         -------- --------   --------
                                                   (barrels)

         Coffeyville, Kansas  . . . . . .  57,000   53,000     64,211

      The Coffeyville refinery produced 23 million barrels of motor fuels and heating fuels in 1992, 20 million barrels in 1993, and 25 million barrels in 1994. Approximately 68% of petroleum product sales in 1994 represented products produced at this location.

      Management terminated negotiations with a potential purchaser of the Coffeyville refinery in 1994 when final sale terms were determined not to be in the Company's best interest. See Note 17 of the Notes to Consolidated Financial Statements included herein. In July 1994, the Company acquired a mothballed refinery in Texas which is being reassembled at the Coffeyville refinery site. When reassembly is complete in 1996, crude oil processing capacity is expected to increase.
    Raw Materials

      Farmland's refinery at Coffeyville, Kansas is designed to process high quality crude oil with low sulfur content ("sweet crude"). Competition for sweet crude and declining production in proximity of the refinery has increased its cost of raw material relative to such cost for coastal refineries with the capacity for processing and access to lower quality crude grades. The Company's pipeline/trucking gathering system collects approximately 27% of its crude oil supplies from producers near its refineries. Additional supplies are acquired from diversified sources. Modifications to the Coffeyville refinery to increase its capability to process efficiently crude oil streams containing greater amounts of lower quality crude are continuing.

      Crude oil is purchased approximately 45 to 60 days in advance of the time the related refined products are to be marketed. Certain of these advance crude oil purchase transactions, as well as fixed price refined products advance sales contracts, are hedged utilizing petroleum futures contracts.

      During periods of volatile crude oil price changes or in extremely short crude supply conditions, the Company's petroleum operations could be affected to a greater extent than petroleum operations of more vertically integrated competitors with crude oil supplies available from owned producing reserves. In past periods of relatively severe crude oil shortages, various governmental regulations such as price controls and mandatory crude oil allocating programs have been implemented to spread the adversity among all industry participants. There can be no assurance as to what, if any, government action would be taken if a crude oil shortage were to develop.


Crop Production

   Marketing

      The Company's crop production business segment includes nitrogen-, phosphate-, and potash-based fertilizer products and, through the Company's ownership in the Wilfarm joint venture, a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Sales of the crop production business segment as a percent of consolidated sales for 1992, 1993 and 1994 were 26%, 19% and 17%, respectively.

      Competition in the plant nutrient industry is dominated by price considerations. However, during the spring and fall plant nutrient application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. Therefore, the Company maintains a significant capital investment in distribution assets and a seasonal investment in inventory to support its manufacturing operations. The Company has plant nutrient custom dry blending, liquid mixing, storage and distribution facilities at 15 locations throughout its trade territory.

      The Company's sales of crop production products are primarily at wholesale to local cooperative associations (members and customers of the Company). In view of this member/customer relationship, management believes that, with respect to such customers, the Company has a slight competitive advantage.

      Domestic competition, mainly from other regional cooperatives, major petroleum companies with chemical divisions and integrated chemical companies, is intense due to customers' sophisticated buying tendencies and production strategies that focus on costs and service. Also, foreign competition exists from producers of crop production products manufactured in countries with lower cost natural gas supplies (the principal raw material in nitrogen-based fertilizer products). In certain cases, foreign producers of fertilizer for export to the United States may be subsidized by their respective governments.

   Production

     The Company manufactures nitrogen-based crop production products. Based on total production capacity, the Company is one of the largest producers of anhydrous ammonia fertilizer in the United States. The Company owns and produces nitrogen-based products at four anhydrous ammonia plants, four urea ammonium nitrate plants and two urea plants. In addition, the Company operates three anhydrous ammonia plants under long-term lease arrangements.

      The Company owns and produces phosphate-based products at one plant and has 50% ownership interest in two ventures which produce phosphate-based products.

      Nitrogen  fertilizer  production information for 1992, 1993 and 1994 is as follows:
                                                                        Actual Annual Production
                                                                           Anhydrous Ammonia
                                                            ------------------------------------------------
     Plant Location                                              1992             1993             1994
      --------------                                         ------------     ------------     ------------
                                                                                 (tons)
Lawrence, Kansas  . . . . . . . . . . . . . . . . . . . . .     450,000           375,000          443,000
Dodge City, Kansas  . . . . . . . . . . . . . . . . . . . .     254,000           241,000          257,000
Fort Dodge, Iowa  . . . . . . . . . . . . . . . . . . . . .     240,000           232,000          256,000
Beatrice, Nebraska  . . . . . . . . . . . . . . . . . . . .     250,000           243,000          277,000
Enid, Oklahoma (2 plants)*  . . . . . . . . . . . . . . . .   1,017,000           969,000          985,000
Pollock, Louisiana* . . . . . . . . . . . . . . . . . . . .     501,000           490,000          526,000

--------------
 * Indicates leased plants.

      Synthetic anhydrous ammonia is the basic component of other commercially produced nitrogen-based crop production products and uses natural gas as the major raw material.

      Ammonia is used as the principal raw material in the production of value-added nitrogen-based products such as urea, ammonium nitrate, urea ammonium nitrate solutions and other products.

      Production of urea, ammonium nitrate, urea ammonium nitrate solutions and other nitrogen-based products from anhydrous ammonia, as a raw material, for 1992, 1993 and 1994 is as follows:

                                                                        Actual Annual Production
------
Plant Location                                                  1992            1993             1994
--------------                                                  ----            ----             ----
                                                                                  (tons)
Lawrence, Kansas  . . . . . . . . . . . . . . . . . . . . .    635,000         661,000         654,000
Enid, Oklahoma  . . . . . . . . . . . . . . . . . . . . . .    442,000         473,000         433,000
Dodge City, Kansas  . . . . . . . . . . . . . . . . . . . .    217,000         205,000         163,000
Beatrice, Nebraska  . . . . . . . . . . . . . . . . . . . .    177,000         166,000         162,000

     Ammonia also is used to react with phosphoric acid to produce phosphoric acid products such as liquid mixed fertilizer, diammonium phosphate and monoammonium phosphate.

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

     Production at the Joplin plant for 1992, 1993 and 1994 is as follows:

                                                Actual Annual Production
                                              1992        1993        1994
                                              ----        ----        ----
                                                          (tons)
Ammonium Phosphate  . . . . . . . . . . .    88,000      72,000      75,000
Feed Grade Phosphate  . . . . . . . . . .   129,000     141,000     157,000

     Prior to November 15, 1991, the Company owned and operated a phosphate chemical plant located in Green Bay, Florida. Effective November 15, 1991, the Company and Norsk Hydro a.s. formed Farmland Hydro, L.P. ("Hydro") to manufacture phosphate fertilizer products for distribution to international markets. Hydro operates a phosphate plant at Green Bay, Florida and owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 40 million tons of phosphate rock. The Company provides management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. The joint venture's plant produces phosphoric acid products such as super acid, diammonium phosphate and monoammonium phosphate. Annual production in short tons of such products for the ten months in 1992 during which the joint venture operated, for 1993 and for 1994 was 880,000, 1,216,000 and 1,437,000,
respectively. The phosphate rock required to operate the joint venture's plant is presently purchased from outside suppliers and adequate supplies of sulfur are available from several producers.

     Plans for development of the phosphate reserves owned by the Company and Hydro have not been established in view of the availability of adequate supplies of phosphate rock from alternative sources.

     The Company and J.R. Simplot Company formed a joint venture in April 1992, SF Phosphates, Limited, to own and operate a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super acid with annual production of 138,000 tons for the five months of operations in 1992, 440,000 tons for 1993 and 465,000 tons for 1994. Under the joint venture agreement, the Company and J.R. Simplot Company purchase the production of the joint venture in proportion to their ownership.

     The Company and Mississippi Chemical Company have entered into a letter of intent to form a joint venture to develop, construct and operate a 1,725 metric ton per day ammonia production facility at the Brighton Industrial Site, at LaBrea in the Republic of Trinidad and Tobago. The partners expect the plant to be funded by a combination of nonrecourse project financing and equity. The Company expects to fund its equity position in the project (estimated to amount to approximately $67.0 million) from currently available sources of capital. Although production start up is expected early in 1998, there can be no assurance that the joint venture will proceed, that such nonrecourse financing will be obtained at all or on favorable terms or that production will commence at such time.

  Raw Materials

     Natural gas, the largest single component of nitrogen-based fertilizer production, is purchased directly from natural gas producers. Natural gas purchase contracts are generally market sensitive and contract prices change as the market price for natural gas changes. The Company's management believes that the flexible pricing attributes of its gas supply contracts, without relinquishing rights to long-term supplies, are essential to its competitive position. In addition, the Company has a hedging program which utilizes natural gas futures and options to reduce risks of market price volatility.

     Natural gas is delivered to the Company's facilities under pipeline transportation service agreements which have been negotiated with each plant's delivering pipeline. Natural gas delivery to the plants could be curtailed under regulations of the Federal Energy Regulatory Commission if the pipeline's capacity were required to serve priority users such as residences, hospitals and schools. In such case, production could be curtailed. No significant production has been lost because of curtailments in transportation, and no such curtailment is anticipated.


Feed

     Products in the Company's feed line include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.

     This business segment's sales were approximately 13%, 10% and 8% of c o n s o l idated sales for the years 1992,1993 and 1994, respectively. Approximately 45% of the feed business segment's sales in 1994 was attributable to products manufactured in the Company's feed mills. The Company operates feed mixing plants at 19 locations throughout its territory, an animal protein and premix plant located in Eagle Grove, Iowa, a premix plant in Marion, Ohio and a pet food plant in Muncie, Kansas.

     Feed production is as follows:

                                               Actual Annual Production
---
                                             1992        1993        1994
                                              ----        ----        ----
                                                         (tons)
22 feed mills (combined)  . . . . . . . .   954,000     1,030,000   1,118,000

     In addition, the Company's feed operations include placement of Company-owned feeder pigs with individuals who have contractual arrangements with the Company to feed pigs on a fee basis until weight gain is finished. During 1992, 1993 and 1994, approximately 46,300 pigs, 113,000 pigs and 250,100 pigs, respectively, were finished under this program. The majority of the finished pigs were sold to a 99%-owned subsidiary, Farmland Foods, Inc. ("Foods"), for
                                                                               -
processing.

     The Company owns less than a 50% interest in Alliance Farm Cooperative Association (formerly Yuma Feeder Pig Limited Liability Company) which operates swine farrowing facilities.

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


Pork Processing and Marketing

  Production

     The Company's pork processing and marketing operations are conducted through Foods which operates eight food processing facilities. Meat processing facilities at Springfield, Massachusetts, Carey, Ohio, and New Riegel, Ohio produce Italian-style specialty meats and ham products. A facility at Wichita, Kansas processes pork into fresh sausage, and pork, beef and chicken into hot dogs, dry sausage and other luncheon meats. A facility in Denison, Iowa and one in Crete, Nebraska function as pork abattoirs and have additional capabilities for processing pork into bacon, ham and smoked meats. An additional facility at Monmouth, Illinois was purchased on February 15, 1993. These facilities also process fresh pork into primal cuts for additional processing into fabricated meats which are sold to commercial users and to retail grocery chains, as well as case-ready and label-branded cuts for retail distribution. The eighth plant located in Carroll, Iowa is primarily a packaging facility for canned or cook-in-bag products. A facility at San Leandro, California was closed on September 1, 1993. A previously closed pork processing plant at Iowa Falls, Iowa is held for sale.

     Production for 1992, 1993 and 1994 is as follows:

                                               Actual Weekly Production
                                                 On a One-Shift Basis
                                              ----------------------------
                                            1992        1993       1994

                                                      (pounds)
  Wichita, Kansas                          1,618,000   1,514,000   1,884,000
  Carroll, Iowa*                           1,131,000   1,204,000   1,111,000
  San Leandro, California**   .  . . . . .   269,000     243,000        -0-
  Springfield, Massachusetts  .  . . . . .   560,000     666,000     747,000
  Carey/Riegel, Ohio  . . . . . .  . . . .   220,000     231,000     275,000
  Denison, Iowa          . . . . . . . . .    39,000      37,000      40,000
  Crete, Nebraska        . . . . . . . . .    46,000      45,000      47,000
  Monmouth, Illinois***    . . . . . . . .       -0-      25,000      28,000

------------
 * All ham products were produced on two work shifts per day during 1992, 1993 and 1994.
 ** .Closed September 1, 1993.
*** .The Company did not own the Monmouth facility in 1992.

  Marketing

     The Company's pork marketing operations include meat processing, primarily pork, and marketing. Products marketed include fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs, and packing house by-products. These products are marketed under the Farmland, Maple River, Marco Polo, Carando, Regal and other brand names. Product distribution is through national and regional retail food chains, food service accounts, distributors and international marketing activities.

     Pork marketing is a highly competitive industry with many suppliers of live hogs, fresh pork and processed pork products. Other meat products such as beef, poultry and fish also compete directly with pork products. Competitive methods in this segment include price, product quality, product differentiation and customer service.


Beef Processing and Marketing

  Production
     As of August 31, 1994, the Company's beef processing and marketing
operations were conducted through two ventures.   National Beef Packing
Company, L.P. ("NBPC"), formed in April 1993, is located in Liberal, Kansas and is 58%-owned by Farmland (having increased to 68% effective March 1, 1995). Hyplains Beef, L.C., formed in July 1992, is located in Dodge City, Kansas and is 50%-owned by Farmland. As of September 1995, such beef processing and marketing operations are conducted through NBPC, which is now 68%-owned by Farmland. These facilities function as beef abattoirs and have capabilities for processing fresh beef into primal cuts for additional processing into fabricated or boxed beef. During 1994, the two plants operated at 97% capacity and slaughtered 1,708,000 cattle.


  Marketing

     Products in the Company's beef processing and marketing operations include fresh beef, boxed beef and packing house by-products. Product distribution is through national and regional retail and food service customers under the Farmland Black Angus Beef and other brand names. There is also a limited amount of international product distribution.

     Beef marketing is a highly competitive industry with many suppliers of live cattle, fresh beef and processed beef. Other meat products such as pork, poultry and fish also compete directly with beef products. Competitive methods in this industry include price, product quality and customer service.


Grain Marketing

     Effective June 30, 1992, the Company acquired substantially all the business and assets of Union Equity Co-Operative Exchange ("Union Equity"). The grain marketing and storage operations of the Company as described herein are substantially the same as the grain operations previously conducted by Union Equity.

     The Company markets wheat, milo, corn, soybeans, barley and oats, with wheat constituting the majority of the marketing business. The Company purchases grain from members and nonmembers located in the Midwestern part of the United States. Once the grain is purchased, the Company assumes all risks related to selling such grain. Since grain is a commodity, pricing of grain in the United States is principally conducted through bids based on the commodity futures markets.

     The Company is exposed to risk of loss in the market value of its grain inventory and fixed price purchase contracts if grain market prices decrease, and is exposed to loss on its fixed price sales contracts if grain market prices increase. To reduce the price change risk associated with holding positions in grain, the Company takes opposite and offsetting positions by entering into grain commodity futures contracts. Such contracts have terms of up to one year. The Company's strategy is to maintain hedged positions on as close to 100% of its position in grain as is possible. During 1994, the Company maintained hedges on approximately 95.3% of its grain positions. Based on total assets at the beginning and end of 1994, the average market value of grain positions not hedged during the year amounted to approximately 1/5 of 1% of the Company's average total assets. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain.

     In 1994, approximately 37% of grain revenues were from export sales. The five largest purchasers in terms of total revenues from grain operations were Mexico (6%), Jordan (5%), Egypt (4%), Israel (4%) and South Africa (2%). In 1992 and 1993, export sales or sales to domestic customers for export accounted for approximately 55% and 60%, respectively, of consolidated grain revenues. A majority of the grain export sales are under price subsidies or credit arrangements guaranteed by the United States government, primarily through programs administered by the United States Department of Agriculture ("USDA"). Export-related sales are subject to international political upheavals and changes in other countries' trade policies which are not within the control of the United States or the Company. Foreign sales of grain generally are paid in U.S. Dollars.

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

     Tradigrain's purchases of grain are made on a cash basis against presentation of documents. Its sales of grain are mostly done against confirmed letters of credit at sight or on 180/360 days deferred basis. The volume of grain traded by Tradigrain varies from seven to ten million metric tons per year and represents total sales of between $800 million to $1.2 billion per year. For purposes of the Company's Consolidated Financial Statements, on Tradigrain transactions, the Company recognizes as revenues net margin on grain traded rather than the value of the commodities involved in the trades.

  Property

     The Company owns or leases 31 inland elevators and one export elevator with a total capacity of approximately 177,157,000 bushels of grain. The location, type, number and aggregate capacity in bushels of the elevators at August 31, 1994 are as follows:

                                                             Aggregate
        Location                       Type       Number     Capacity
        --------                       ----       ------     --------
        Amarillo, Texas . . . . . . . Inland        1       3,226,000
        Black, Texas  . . . . . . . . Inland        1       1,418,000
        Commerce City, Colorado . . . Inland        1       3,234,000
        Darrouzett, Texas . . . . . . Inland        1       1,277,000
        Enid, Oklahoma  . . . . . . . Inland        4      50,300,000
        Fairfax, Kansas . . . . . . . Inland        1      10,047,000
        Galveston, Texas  . . . . . . Export        1       3,253,000
        Hutchinson, Kansas  . . . . . Inland        3      25,268,000
        Idaho and Utah  . . . . . . . Inland       11       9,825,000
        Lincoln, Nebraska . . . . . . Inland        1       5,099,000
        Omaha, Nebraska . . . . . . . Inland        2       4,266,000
        Saginaw, Texas  . . . . . . . Inland        2      37,274,000
        Stratford, Texas  . . . . . . Inland        1         112,000
        Topeka, Kansas  . . . . . . . Inland        1      12,055,000
        Wichita, Kansas . . . . . . . Inland        1      10,503,000

Research

      The Company operates a research and development farm near Bonner Springs, Kansas where many aspects of animal nutrition are studied. The research is directed toward improving the nutrition and feeding practices of livestock and pets.

      Research related to commercialization of a wheat processing plant to produce wheat gluten as a replacement source for raw material used in certain consumer products has been completed and technology for an economically viable plant has been developed. Farmland has formed Heartland Wheat Growers, L.P., a joint venture with local cooperatives, and is building a wheat processing plant in Russell, Kansas that will process approximately 4.25 million bushels of wheat per year. See " Capital Expenditures".

      Expenditures related to Company-sponsored product and process improvements amounted to $3.3 million, $3.3 million and $2.7 million for the years ended 1992, 1993 and 1994, respectively.




Capital Expenditures

      The Company plans capital expenditures of approximately $289.9 million during 1995 and 1996.

      Capital expenditures of approximately $111.8 million are planned for the crop production business segment (excluding costs for construction of an anhydrous ammonia plant in Trinidad which is being evaluated at this time). A new urea ammonium nitrate ("UAN") facility is planned at the Fort Dodge, Iowa anhydrous ammonium plant. The new facility is expected to cost approximately $30.0 million of which approximately $21.0 million is expected be expended during this period. This facility will upgrade anhydrous ammonium to produce approximately 210,000 tons of UAN per year. A UAN plant at the Lawrence, Kansas facility is being expanded to increase production by approximately 188,000 tons per year. An estimated $2.5 million will be expended in fiscal 1995 to complete the project. Expenditures at the Dodge City, Kansas facility of approximately $6.0 million are expected to increase anhydrous ammonia and UAN production capacity by 52,500 tons and 10,500 tons, respectively. Capital expenditures of $66.4 million are planned for operating efficiency improvements, necessities and replacements, and $15.9 million are planned for environmental and safety issues, predominately at nitrogen fertilizer plants.

      Capital expenditures in the feed business segment are estimated to be $23.4 million. A feed mill in southeast New Mexico is being constructed at an approximate cost of $1.3 million. The remaining projected expenditures of $22.1 million are for feed mill and livestock production efficiencies, operating necessities and replacements.

      Capital expenditures in the petroleum business segment are expected to be $87.4 million and include approximately $32.9 million to increase daily crude oil processing capacity at the Coffeyville, Kansas refinery of which $27.9 million is to be expended during this period. The remaining projected expenditures of the petroleum business segment are as follows: $23.6 million for operating necessities; $20.7 million for increased operating efficiency; and $10.2 million for environmental and safety issues.

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

      Heartland Wheat Growers, L.P. was formed for the purpose of constructing and operating a wheat processing facility, to produce wheat gluten, wheat starch and derivative products and to market and distribute such products. The Company has a 79% interest in the partnership. The Company's planned investment to finance construction of the wheat gluten plant amounts to approximately $25.5 million of which $21.5 million will be expended during the period.

      The Company intends to fund its capital program with cash from operations or from its primary sources of debt capital. Of the foregoing planned capital
e x penditures,  $86.5  million  were made through  May  31,  1995.    See
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


Matters Involving the Environment

      The Company is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous wastes in the ordinary course of its m a n ufacturing process. The Company recognizes liabilities related to remediation of contaminated properties when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon available facts, existing technology, undiscounted site specific costs and enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of the Company's share of costs attributable to potentially responsible parties ("PRPs") which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

      The Company wholly or jointly owns or operates 54 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. The Company is investigating or remediating contamination at 17 properties. The Company has also been identified as a PRP under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at six such sites. Such laws may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property, and companies that generated, disposed, or arranged for the disposal, of hazardous substance found at the property. During 1993 and 1994, the Company paid approximately $.5 million and $1.4 million, respectively, for environmental investigation and remediation.

      At August 31, 1994, the Company was aware of probable obligations for environmental matters at 27 properties. As of August 31, 1994, the Company has made an environmental accrual of $7.2 million ($8.4 million at May 31, 1995). The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on information available at August 31, 1994 and regulatory requirements then in effect, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at August 31, 1994. At August 31, 1994, in the opinion of management, it was reasonably possible for such costs to be approximately an additional $32.0 million (an additional $24.0 million at May 31, 1995).

      Under the Resource Conservation Recovery Act of 1976 ("RCRA"), the Company has five closure and five post-closure plans in place for six locations. Closure and post-closure plans are also in place for three landfills and two injections wells as required by state regulations. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made. Such closure and post-closure costs are estimated to be $5.4 million at August 31, 1994 (and is in addition to the $32.0 million described in the preceding paragraph).

     At August 31, 1994, the Company was involved in two administrative proceedings brought by Region VII of the Environmental Protection Agency ("EPA") with respect to alleged violations under the Emergency Planning and Community Right-to-Know Act and RCRA at the Coffeyville refinery.

     Specifically, the two administrative proceedings are described as follows:

     (1) The Company is a party to an administrative enforcement action brought by Region VII of the EPA which alleges violations of the Emergency Planning and Community Right-to-Know Act and the release reporting requirements of CERCLA at its Coffeyville, Kansas refinery. This proceeding involves alleged violations of release reporting requirements and seeks a civil penalty in the amount of $350,000.

     (2) The Company is a party to an administrative enforcement action brought by Region VII of the EPA which alleges violations of RCRA at its Coffeyville, Kansas refinery. In this proceeding, the EPA has proposed a civil penalty in the amount of approximately
          $1.4 million.

          Subsequently, the Company became involved in an administrative proceeding brought by Region VII of the EPA with respect to alleged violations under the Clean Air Act. The Company has been informed by the U.S. Department of Justice of its intent to bring an enforcement action alleging certain violations of the Clean Air Act at its Coffeyville, Kansas refinery. The U.S. Department of Justice has informed the Company that it will seek a civil penalty of at least $1.6 million.

          The Company is currently negotiating with the EPA concerning all of these matters and believes that such negotiations may result in compromise settlements. Absent such settlements, the Company may contest the EPA's allegations. Accordingly, no provision has been made in the Company's financial statements for these proposed penalties.

          Protection of the environment requires the Company to incur expenditures for equipment or processes, which expenditures may impact the Company's future net income. However, the Company does not anticipate that its competitive position will be adversely affected by such expenditures or by laws and regulations enacted to protect the environment. Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1994, the Company had capital expenditures of approximately
$2.6 million to prevent future discharges into the environment. Such capital expenditures (through May 31, 1995) were approximately $2.0 million. The majority of such expenditures was for improvements at the Coffeyville refinery. Management believes the Company is in substantial compliance with existing environmental rules and regulations.


Government Regulation

      The Company's business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public's interest by promoting fair trade practices, safety, health and welfare. The Company's operating procedures conform to the intent of these laws and management believes that at August 31, 1994, the Company was in compliance with all such laws, the violation of which could have a material adverse effect on the Company.

      Certain policies may be implemented from time to time by the USDA, the Department of Energy or other governmental agencies which may impact the demands of farmers and ranchers for the Company's products or which may impact the methods by which certain of the Company's operations are conducted. Such policies may impact the Company's farm supply and marketing operations.

      Management is not aware of any newly implemented or pending policies having a significant impact or which may have a significant impact on operations of the Company.


Employee Relations

      At August 31, 1994, the Company had approximately 11,000 employees. Approximately 41% of the Company's employees were represented by unions having national affiliations. The Company's relationship with employees is considered to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on the Company's operating results. Labor contracts at August 31, 1994 expire on various dates through March 1997. There are no wage re-openers in any of the collective bargaining agreements.



Patronage Refunds and Distribution of Net Earnings

     For purposes of this section, (1) annual earnings for 1994 and earlier years means earnings before income taxes determined in accordance with federal income tax law, and (2) annual earnings for 1995 and after means earnings before income taxes determined in accordance with generally accepted accounting principles.

     Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland returns the member-sourced portion of its annual net earnings to its members as a patronage refund. Each member's portion of the annual patronage refund is determined by the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid in comparison with Farmland's total member-sourced earnings for such year in the patronage allocation unit for which the patronage is paid.

     Generally, a portion of the annual patronage refund is returned in cash, and for the balance of the patronage refund (the "invested portion") the members receive Farmland common stock, associate member common stock or capital credits (the equity type received is determined by the membership status). The invested portion of the patronage refund is determined annually by the Board of Directors. The annual patronage refund is returned to members as soon as practical after the end of each fiscal year. The Internal Revenue Code of 1986, as amended, allows a cooperative to deduct from its taxable income the total amount of the patronage refunds returned, provided that not less than 20% of the total patronage refund returned is cash. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses.

     For the years ended 1992, 1993 and 1994, Farmland returned the following patronage refunds:

                                Cash or Cash
                             Equivalent Portion        Invested Portion       Total Patronage
                           of Patronage Refunds      of Patronage Refunds          Refunds
                                              (Amounts in thousands)
           1992 . . . . . . .   $   17,449               $      -0-             $  17,449
           1993 . . . . . . .          -0-                      -0-                   -0-
           1994 . . . . . . .       26,552                   44,032                70,584

  Nonpatronage income or loss (income or loss from activities not directly related to thecooperative marketing or purchasing activities of Farmland) is subject to income taxes computed on the same basis as such taxes are computed on the income or loss of other corporations.


Equity Redemption Plans

     The  Equity  Redemption Plans described below, namely the Base Capital
Plan (as defined below), the estate settlement plan and the special equity redemption plans (collectively, "Plans") may be changed at any time or from time to time at the sole and absolute discretion of  the  Board  of
Directors.  The Plans are also not binding upon the Board of Directors or the  Company,  and  the  Board of Directors reserves the right to redeem, or not redeem, any equities  of  the Company without regard to whether such
action or inaction is in compliance with  the  Plans.    The  factors  which
may be considered by the Board of Directors in determining when, and under what circumstances, the Company may redeem equities include, but are not limited to, the terms of the Company's Base Capital Plan, income and other tax considerations, the Company's results of operations, financial position, cash flow, capital requirements, long-term financial planning needs and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of the Company and thus of its members will be protected.


   Base Capital Plan

     For the purposes of acquiring and maintaining adequate capital to finance the business of the Company, the Board of Directors has established a base capital plan ("Base Capital Plan").

     The Base Capital Plan provides a mechanism for determining the Company' s total capital requirements and each voting member's and associate member's
share thereof (the base capital requirement).    As  part  of  the  Base
Capital Plan, the Board of Directors may, in its discretion, provide for redemption of Farmland common stock or associate member common stock held by voting members or associate members who have an investment in Farmland common stock or associate member common stock which exceeds the voting members' or associate members' base capital requirement. The Base Capital Plan provides a mechanism under which the cash portion of the patronage refund payable to voting members or associate members will depend upon the degree to which such voting members or associate members meet their base capital requirements.


   Estate Settlement Plan

     The estate settlement plan provides that in the event of the death of an individual (a natural person) equity holder, the equity holdings of the deceased will be redeemed at par value with the exception of purchased
equity holdings owned by the deceased for less than five  years.    This
provision is subject to a limitation of $1.0 million in any one fiscal year without further authorization by the Board of Directors.


   Special Equity Redemption Plans

     From time to time and for all profitable years following 1987, the Company has redeemed portions of its outstanding equity under various special equity redemption plans.

     Each such plan has been designed to return cash to members or former members of Farmland or Foods by redeeming certain types of outstanding equity. The order in which each type of equity is redeemed is determined by the Board of Directors. Except for preferred stock sold through a public offering in 1984, substantially all the equity redeemed under these plans was originally issued as part of the Company's patronage refunds. See " Patronage Refunds and Distribution of Net Earnings".

     The special equity redemption plan is designed to provide a systematic method for redemption of outstanding equity which is not subject to redemption through other Plans, such as the Base Capital Plan or the estate settlement plan.

     At August 31, 1994, provisions of the special equity redemption plan included:

1. No special redemption will be made if the redemption of equities may result in a violation of covenants in loan agreements and similar instruments; and

2. The targeted amount for special redemptions is a percentage of consolidated net income (member and nonmember). The percentage is determined based on the ratio of Funded Indebtedness to Capitalization (as defined in the special equity redemption plan) before the special redemption but after giving effect to the distribution of cash and the redemption of equities under the Base Capital Plan. The calculation for special redemptions is as follows:

                                          Total Special Equity
        Funded Indebtedness as                  Redemption
          as a Percent of                   as a Percent of
          Capitalization                Consolidated Net Income


           >   50 %   . . . . . . . . . . . None
          48 - 50 %   . . . . . . . . . . .  2.5 %
          44 - 47 %   . . . . . . . . . . .  5.0 %
          40 - 43 %   . . . . . . . . . . .  7.5 %
           <   40 %   . . . . . . . . . . . 10.0 %

3. The priority for redeeming equities under the Special Redemption Program will be as follows listed in order of first to be redeemed.

  a. Capital Credits (Series of Ten) which, on or before August 31, 1992, were issued to and held by, any dissolved cooperative for the benefit of its membership. One-third of the total outstanding amount of such Capital Credits, Series of Ten to be redeemed pro rata to such holders following each of the next three fiscal year-ends.

  b. Capital Credits (Series of Ten) outstanding ten years or longer -- paid in order of lowest numbered series first.

  c. Capital Credits held by individual livestock producers age 70 or older that have been held for five years or longer -- paid in descending order of age of the individual (oldest person first). Holders of equities in Farmland Foods, Inc. will have their equities redeemed
       on  the same basis as holders of Farmland equity.    Former  Farmland
       Foods equity holders who accepted the exchange offer for Farmland Industries' equities in 1991 will be deemed to have met the five-year holding requirement for those equities involved in the exchange.

  d. Capital Credits (Series of Ten) outstanding five years or longer -- paid in order of lowest numbered series first.

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

  f.   Any  Capital  Credits  outstanding  for twenty years or more -- paid in
       order of year  issued,  oldest  first.   Holders of equities in Farmland
       Foods, Inc. will have their equities redeemed on the same basis as holders of Farmland equity. Former Farmland Foods equity holders who accepted the exchange offer for Farmland Industries' equities in 1991 will be deemed to have met the five-year holding requirement for those equities involved in the exchange. Nonmember capital will participate on the same basis as capital credits in the redemption.

  g. Capital Credits (Series of Ten) remaining balance -- paid in order of lowest numbered series first.

  h. Minority held equities in Farmland Foods, Inc. remaining balance -- paid in descending order of years outstanding, oldest first.

  i. Any Capital Credits outstanding for ten years or more -- paid in order of year issued, oldest first. Nonmember capital will participate on the same basis as capital credits in the redemption.

  j. Any Common Stock or Associate Member Common Stock outstanding for twenty years or more -- in order of year issued, oldest first.

  k. Any Capital Credit outstanding for five years or more -- paid in order of year issued, oldest first. Nonmember capital will participate on the same basis as capital credits in the redemption.

  l. Any Common Stock or Associate Member Common Stock outstanding for five years or more -- paid in order of year issued, oldest first.

  Presented below are the amounts approved for redemption of equity by the Board of Directors under the Base Capital Plan, the estate settlement plan and the special equity redemption plans for all years following 1987, the year in which the Company returned to profitability following the loss
years  of  the  mid-1980's.    The amounts approved for redemption of equity
were paid in cash in the fiscal year following approval.

                         Base          Estate     Special Equity
                        Capital      Settlement     Redemption
                          Plan         Plan          Plans        Total Plan
                      Redemptions*  Redemptions    Redemptions    Redemptions
                                           (Amounts in Thousands)
 1988                  $  -0-        $   16       $    5,368      $   5,384
 1989                     -0-            13           15,518         15,531
 1990                     -0-            78           20,029         20,107
 1991                   2,300             4            5,351          7,655
 1992                   6,707           234            6,755         13,696
 1993                     -0-           127               12            139
 1994                   8,740           126            4,108         12,974

----------
  * The Base Capital Plan became effective in 1991.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of Robert B. Terry, Vice President and General Counsel of Farmland, there is no litigation existing or pending against Farmland or any of its subsidiaries that, based on the amounts involved or the defenses available to the Company, would have a material adverse effect on the financial position of the Company except for the pending tax litigation relating to Terra Resources, Inc. ("Terra"), a former subsidiary of the Company, as explained in
Note 7 of the Notes to Condensed Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition, Liquidity and Capital Resources."

     The  Company  is  currently  involved  in  three administrative proceedings
brought  by  Region  VII  of  the  EPA.    See  "Business  Matters Involving the
Environment".



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

     2) the right of any holder of common stock, associate member common stock and capital credits to receive patronage refunds (including any cash patronage refunds) from Farmland is dependent on whether the holder is a voting member, an associate member or a patron. See "Business and Properties the Company";

     3) the amount of patronage refunds (including any cash patronage refunds) a holder, eligible to receive patronage refunds, may receive is dependent on the net income of Farmland which is attributable to the quantity or value of business such holder transacts with Farmland and the amount by which a holder's investment in Farmland varies from such holder's base capital requirement. See "Business and Properties Business Patronage Refunds and Distribution of Net Earnings"; and

    4) Farmland intends to redeem its equities only in accordance with provisions of the Plans which provisions are determined by the Farmland Board of Directors at its sole discretion. See
         "Business and Properties Equity Redemption Plans".

     There are approximately 2,570 holders of common stock, 275 holders of associate member common stock, and 9,835 holders of capital credits based upon the number of recordholders.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


     The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 1994 are derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements as of August 31, 1994 and 1993 and for each of the years in the three-year period ended August 31, 1994 (the "Consolidated Financial Statements"), and the independent auditors' report thereon, are included elsewhere herein. The information set forth below should be read in conjunction with information appearing elsewhere herein: "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements and r e lated notes, and the independent auditors' report which contains an explanatory paragraph concerning income tax adjustments proposed by the IRS relating to Terra.

                                                            Year Ended August 31
                                        1990           1991           1992           1993          1994
                                       ------         ------         ------         ------        -------
                                                    (Amounts in Thousands except ratios)
Summary of Operations:(1)(2)(3)
Net Sales . . . . . . . . . . . . . $  3,377,603   $  3,638,072   $   3,429,307  $   4,722,940  $   6,677,933
Operating Profit of
  Industry Segments   . . . . . . .      154,811        156,765         160,912         86,579        155,049
Interest Expense (net of interest
  capitalized)  . . . . . . . . . .       30,090         36,951          27,965         36,764         51,485
Income (Loss) Before Income
  Taxes and Extraordinary Item  . .       58,184         50,166          70,504        (36,833)        78,766
Net Income (Loss) . . . . . . . . .       48,580         42,693          62,313        (30,400)        73,876
                                    ============= ============== ==============  ============ =============

Distribution of Net Earnings:
Patronage Refunds:
   Equity Reinvestments   . . . . . $     24,403   $     17,837   $       1,038  $       1,155  $      44,032

  Cash or Cash Equivalent   . . . .        8,800         12,571          17,918            495         26,580
Earned Surplus and Other
  Equities  . . . . . . . . . . . .       15,377         12,285          43,357       (32,050)          3,264
                                    -------------  -------------  -------------  -------------  ------------
                                    $     48,580   $     42,693   $      62,313  $    (30,400)  $      73,876
                                    ============= ============== ==============  ============== =============

Balance Sheets:
Working Capital . . . . . . . . . . $    121,518   $    122,124   $     208,629  $     260,519  $     290,704
Property, Plant and Equipment, Net       469,710        490,712         446,002        504,378        501,290
Total Assets  . . . . . . . . . . .    1,352,889      1,369,231       1,526,392      1,719,981      1,926,631
Long-Term Debt (excluding
   current maturities)   . . . . . .     273,071        291,192         322,377        485,861        517,806
Capital Shares and Equities . . . .      476,011        497,364         588,129        561,707        585,013
        . . . . . . . .
-------------------------------------------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition, Liquidity and Capital Resources" for a discussion of the pending income tax litigation relating to Terra, a former subsidiary of the Company.

(2) During 1991, the Company changed its method for inventory pricing of certain petroleum inventories from the first-in, first-out (FIFO) method previously used to the last-in, first-out (LIFO) method because the LIFO method better matches current costs with current revenues. Pro forma effects of retroactive application of the LIFO method are not determinable.

(3)   Acquisitions and Dispositions:

   (a) In October 1993, the Company acquired approximately 53% of the common stock of National Carriers, Inc. ("NCI") and increased its ownership of NCI to 79% in August 1994. NCI is a trucking company located in Liberal, Kansas. NCI provides substantially all the trucking service needs of National Beef Packing Company, L.P. ("NBPC"), a limited partnership. The purchase price of NCI ($4.4 million) was paid in cash. See Note 2 of the Notes to Consolidated Financial Statements included herein.

   (b) In December 1993, the Company acquired all the common stock of seven international grain trading companies (collectively referred to as "Tradigrain"). The purchase price for Tradigrain ($31.4 million) was paid in cash. See Note 2 of the Notes to Consolidated Financial Statements included herein.

   (c) During 1993, Farmland acquired a 58% interest in NBPC (having increased to 68% effective March 1, 1995). Effective April 15, 1993, NBPC acquired Idle Wild Foods, Inc.'s beef packing plant and feedlot located in Liberal, Kansas. See Note 2 of the Notes to Consolidated Financial Statements included herein.

   (d) On August 30, 1993, The Cooperative Finance Association ("CFA") purchased 10,113,000 shares of its voting common stock from Farmland as part of a recapitalization plan which established CFA as an independent finance association for its members. As a result of CFA's stock purchase and amendments to CFA's bylaws, Farmland did not have voting control of CFA at August 31, 1993 and, therefore, did not include CFA in its consolidated balance sheet at August 31, 1993. Farmland's remaining investment in CFA is being accounted for by the cost method.

   (e) Effective June 30, 1992, the Company acquired the grain marketing assets of Union Equity Co-Operative Exchange ("Union Equity"). See
            Note 2 of the Notes to Consolidated Financial Statements included herein.

   (f) The following unaudited financial information for the years ended August 31, 1992 and 1993 presents pro forma results of operations of the Company as if the disposition of CFA and the acquisitions of Union Equity and NBPC had occurred at the beginning of each period presented. The pro forma financial information includes adjustments for amortization of goodwill, additional depreciation expense, and increased interest expense both on recourse and nonrecourse debt assumed in the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company been a single entity which excluded CFA and included Union Equity and NBPC for the full years 1992 and 1993. See Note 2 of the Notes to Consolidated Financial Statements included herein.

                                                     August 31(Unaudited)
                                                  ------------------------
                                                     1992           1993
                                                  ---------      ---------
                                                     (Amounts in Thousands)
          Net Sales . . . . . . . . . . . . . .   $ 5,441,303   $ 5,357,867
                                                  =========      =========
          Income (Loss)Before Extraordinary Item  $    47,225   $   (44,040)
                                                  =========      =========



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

     The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its debt securities (the "continuous debt program") and bank lines of credit.

     The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the year ended August 31, 1994, the outstanding balance of demand loan and subordinated debt certificates increased by $17.6 million.

     Farmland has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At August 31, 1994, short-term borrowings under the Credit Agreement were $217.4 million, revolving term borrowings were $95.0 million and $62.6 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

     Farmland pays commitment fees under the Credit Agreement of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of Combined Total Capitalization (as defined in the Credit Agreement), respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the Credit Agreement). At August 31, 1994, Farmland was in compliance with all covenants under the Credit Agreement. The Credit Agreement expires in May 1997.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 1994, $51.2 million was borrowed and letters of credit issued by banks amounted to $2.2 million. Financial covenants of these arrangements generally are not more restrictive than under the Credit Agreement.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     NBPC, 58%-owned by Farmland (having increased to 68% effective March 1,
1995), maintains borrowing agreements with a bank which provides financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1994, NBPC's available bank credit of $61.6 million had been borrowed. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

     Leveraged leasing has been utilized to finance railcars and a substantial portion of the Company's fertilizer production equipment. Under the most restrictive covenants of its leases, the Company has agreed to maintain working capital of at least $75.0 million, Consolidated Funded Debt of not greater than 65% of Consolidated Capitalization and Senior Funded Debt of not greater than 50% of Consolidated Capitalization (all as defined in the most restrictive lease).

     As a cooperative, Farmland's member-sourced net earnings (i.e., income from business done with or for members) are distributed to its voting members, associate members and patrons in the form of common equity, capital credits or cash. For this purpose, net income or loss was determined in accordance with the requirements of federal income tax law up to 1994 and is determined in accordance with generally accepted accounting principles in 1995 and after. Other income is treated as "nonmember-sourced income". Nonmember-sourced income is subject to income tax and after-tax earnings are transferred to earned surplus. Under Farmland's bylaws, the member-sourced income is distributed to members as patronage refunds unless the earned surplus account, at the end of that year, is lower than 30% of the sum of the prior year-end balance of outstanding common stock, associate member stock, capital credits, nonmember capital and patronage refunds for reinvestment. In such cases, member-sourced income is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member-sourced income is so reduced is treated as nonmember-sourced income. The member-sourced income remaining is distributed to members as patronage refunds. For the years 1992, 1993 and 1994, the earned surplus account exceeded the required amount by $49.5 million, $3.8 million and $2.3 million, respectively.


     Generally, a portion of the patronage refund is distributed in cash and the balance (the "invested portion") is distributed in common stock, associate member common stock or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the invested portion in any other form or forms of equities. The invested portion of the patronage refund is determined annually by the Board of Directors, but the invested portion of the patronage refund is not deductible for federal income tax purposes when it is issued unless at least 20% of the amount of the patronage refund is paid in cash. The invested portion of the patronage refund is a source of funds from operations which is retained for use in the business and increases Farmland's equity base. Common stock and associate member common stock representing the invested portion of patronage refunds may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan. Capital credits and other equities of Farmland and Farmland Foods, Inc., a 99% owned subsidiary ("Foods"), may be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described under "Business Equity Redemption Plans" included herein.

     In 1994, operations generated a net cash inflow of $106.0 million. Other major cash sources in 1994 included $34.6 million from dispositions of investments and notes receivable, $17.9 million (net) from investors in demand loan and subordinated debt certificates and $17.1 million from sales of property, plant and equipment.

     The primary uses of cash in 1994 included $69.8 million for capital additions or improvements, $36.6 million (net) for repayment of bank loans and other notes payable, $35.8 million for acquisition of businesses (Tradigrain and NCI) and $22.1 million for investments and notes receivable.

     In July 1983, Farmland sold the stock of Terra, a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

     On March 24, 1993, the IRS issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million, from dispositions of certain other assets and that Farmland was not entitled to a claimed intercorporate dividends-received deduction with respect to a $24.8 million distribution received in 1983 from Terra.

     On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. Prior to trial, the IRS withdrew its challenge to Farmland's claimed intercorporate dividends-received deduction and several other minor issues were resolved. The parties will submit post-trial briefs to the court in September and November 1995.

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $173.4 million, before tax benefits of the interest deduction, through June 30, 1995), or $259.2 million in the aggregate at June 30, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

     The liability resulting from an adverse decision would be charged to current operations and would have a material adverse effect on the Company and may affect its ability to pay, when due, principal and interest on the Company's indebtedness. In order to pay any such tax claim, the Company would have to consider new financing arrangements, including the incurrence of indebtedness and the sale of assets. Moreover, the Company would be required to renegotiate the Credit Agreement with its bank lenders, as well as other existing financing agreements with certain other parties, not only to permit such new financing arrangements, but also to cure events of default under the Credit Agreement and certain of such other existing financing agreements and to maintain compliance with various requirements of the Credit Agreement and such other existing financing agreements, including working capital and funded indebtedness provisions, in order to avoid default thereunder. No assurance can be given that such financing arrangements or such renegotiation would be successfully concluded.

     No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. Farmland believes that it has meritorious positions with respect to all of these claims.

     In the opinion of Bryan Cave, Farmland's special tax counsel, it is more likely than not that the courts will ultimately conclude that Farmland's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in favor of Farmland on any of these issues.


Results of Operations for Years Ended August 31, 1992, 1993 and 1994

     The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the amount of fertilizer and other chemical applications that they use. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for the Company's products change.

     The increase (decrease) in sales and operating profit by business segment in each of the years in the three-year period ended 1994, compared with the respective prior year, is presented in the table below.

     Management's discussion of business segment sales, operating profit or loss and other factors affecting the Company's income before income taxes and extraordinary item during 1992, 1993 and 1994 follows the table.

                                                                          Change in Income Before Income
                                            Change in Sales                Taxes and Extraordinary Item
                                   ---------------------------------     ----------------------------------
                                      1992         1993        1994         1992         1993         1994
                                   Compared     Compared    Compared     Compared     Compared      Compared
                                   with 1991    with 1992   with 1993    with 1991    with 1992    with 1993
                                  ---------    ---------   --------     ---------    ---------    --------
                                         (Amounts in Millions)               (Amounts in Millions)
Increase (Decrease) of
Business Segment
Sales and Operating
Profit or Loss:
  Petroleum   . . . . . . . . . .  $   (210)    $    (92)   $    (32)    $     17     $    (13)    $     32
  Crop Production   . . . . . . .      (138)         (13)        278          (13)         (60)          74
  Feed    . . . . . . . . . . . .       (21)          34          49           (3)          (1)          (4)
  Food Processing and Marketing          21          563         943           14           (8)           4
  Grain Marketing   . . . . . . .       155          798         674           (1)           1          (34)
  Other   . . . . . . . . . . . .       (16)           4          43          (10)           7           (4)
          . . . . . . . . . . . .  ---------    --------     --------    ---------    ---------   ---------
                                   $   (209)    $  1,294    $  1,955     $      4     $    (74)    $     68
                                   =========    ========    ========     =========    =========    ========

Corporate Expenses and Other:
General corporate expenses (increase) decrease  . . . . . . . . . . . .        13            9           (9)
Other income and deductions (net) increase (decrease) . . . . . . . . .        (5)           7           14
Interest expense (increase) decrease  . . . . . . . . . . . . . . . . .         9           (9)         (14)
Equity in income of investees increase (decrease) . . . . . . . . . . .        (1)         (10)          23
Minority owners' interest in income
  of subsidiaries (increase) decrease   . . . . . . . . . . . . . . . .       -0-           (1)           5
Provision for loss on disposition
  of assets (increase) decrease   . . . . . . . . . . . . . . . . . . .       -0-          (29)          29
                                                                         ---------    ----------   --------
Income before income taxes and
  extraordinary item increase (decrease)  . . . . . . . . . . . . . . .  $     20     $   (107)    $    116
                                                                         =========    ==========   ========

     In computing the operating profit or loss of a business segment, none of the following have been added or deducted: corporate, general and administrative expenses which cannot practicably be identified or allocated to a business segment, interest expense, equity in income (loss) of investees, and miscellaneous income or deductions.


Petroleum

  Sales

     Sales of petroleum products reflect a decrease of $31.9 million in 1994 compared with 1993 primarily due to lower prices of refined fuels and propane. The effect of lower prices was to reduce reported sales by approximately $62.4 million. Part of this decrease was offset by the effect of a 6% increase in refined fuels and propane unit sales.




     Sales of the petroleum segment decreased $92.2 million in 1993 compared with 1992, primarily a result of a 12% decrease in unit sales of refined fuels (gasoline, diesel and distillates) and a 2% decline of the average selling price thereof. Unit sales decreased principally because the Company sold its investment in National Cooperative Refinery Association ("NCRA") in June 1992. The refined fuels unit sales decrease in 1993 reduced sales by approximately $92.2 million compared with 1992 and lower prices of refined fuels reduced sales by $17.7 million. Sales of other products (principally asphalt and coke) decreased $12.4 million. Propane sales increased approximately $30.1 million in 1993 due to a 27% increase in unit sales and 18% higher prices.

     In 1992, sales of petroleum products declined $209.7 million compared with 1991. This decrease resulted primarily because unit sales of refined products (gasoline, distillate and diesel) and the average prices of these products were each lower in 1992 than 1991 by 4% and 16%, respectively. The unit sales and price declines reduced sales of these products by approximately $37.3 million and $154.2 million, respectively. In addition, propane prices in 1992 averaged approximately 82% of the prior year's level, which reduced sales by approximately $13.5 million.

  Operating Profit

     Results from petroleum operations increased $31.7 million in 1994 compared with 1993 primarily because unit margins on diesel fuels with low levels of sulfur (required by the Environmental Protection Agency ("EPA") for diesel fuel sold after September 30, 1993) were higher than the prior year. These margins were significantly higher immediately after the crossover to the low sulfur level diesel fuels. In addition, margins on other refined fuels improved in 1994 compared with 1993 because the cost per barrel of crude oil decreased and because production at the Coffeyville, Kansas refinery was substantially higher than in the prior year. Unit margins on diesel fuels with low sulfur levels have decreased to, and are expected to remain, near normal levels.

     Operating profit of the petroleum segment decreased $12.8 million in 1993 compared with 1992. The favorable effects of improved margins in propane and lower marketing and administrative expenses were more than offset by the unfavorable effects of lower income from distributing fuels produced by NCRA and the write-down to market value of certain petroleum inventories.

     Operating profit of the petroleum segment was $8.2 million in 1992 compared with a loss of $9.3 million in 1991. Most of this improvement resulted from elimination in 1992 of losses experienced in 1991 on petroleum futures contracts. The Company changed its hedging practice in March 1991.


Crop Production

  Sales

     Crop production sales in 1994 increased $278.5 million compared with 1993 due to higher plant nutrient prices and unit sales. The average price per ton of nutrient increased approximately 13.3% and unit sales increased approximately
1.1 million tons or 18%.

     Sales of the crop production segment decreased $13.0 million in 1993 compared with 1992. Nitrogen fertilizer sales increased $54.1 million due to 8% higher unit sales and because the average selling price increased 3%. Phosphate fertilizer sales decreased $64.7 million. This decrease is primarily a result of the sale of the Green Bay, Florida phosphate plant to a 50%-owned joint venture. Subsequent to this sale (on November 15, 1991) export sales from the Green Bay plant have not been reported in the Company's operations. In 1992, the Company's sales included export sales from the Green Bay plant of $60.9 million.

     The crop production segment's sales declined $137.7 million in 1992 compared with 1991. Substantially all of this decrease resulted from lower unit sales and prices for phosphate fertilizers. The Company reported 30% lower phosphate unit sales in 1992 which reduced sales approximately $117.3 million. This decrease resulted principally from the sale on November 15, 1991 of the Green Bay, Florida phosphate plant to a 50%-owned joint venture. In addition, sales of phosphate fertilizers decreased approximately $18.2 million, because the average price was 7% lower. Sales of turf and garden products were approximately $2.9 million lower.

  Operating Profit

     Operating profits of the crop production business in 1994 increased $74.4 million compared with 1993. This increase resulted from higher unit sales and unit margins. Unit margins in 1994 were approximately twice the level of 1993 which increased operating profit in this segment approximately $66.8 million. Unit sales increased over one million tons (18%) which increased operating profit by approximately $10.8 million. In addition, included in the statement of operations in the caption, "Equity in income (loss) of investees", is $15.3 million in 1994 representing the Company's share of net income from fertilizer joint ventures. This is an increase of $23.4 million compared with 1993.
Demand for plant nutrients in 1994 was stronger than in 1993 due to an increase in the number of acres under cultivation, principally corn acreage (corn acreage harvested was relatively low in 1993 due to wet weather and the resulting floods in the Company's trade territory). In addition, demand for plant nutrients was stimulated by favorable weather conditions during the fall and spring application seasons. The increased demand for plant nutrients translated into higher unit sales and margins and contributed significantly to the Company's increased net income in 1994.

     Operating profit of the crop production segment decreased $60.3 million in 1993 compared with 1992, primarily because of a 29% higher natural gas cost (the principal raw material consumed in producing nitrogen fertilizer) which was not recovered through selling prices. Fertilizer margins decreased approximately $43.2 million because of higher natural gas cost. In addition, phosphate fertilizer margins decreased approximately $7.1 million because decreased phosphate fertilizer selling prices more than offset decreased cost. In addition, the Company's share of the net loss of fertilizer ventures (included in the Company's Consolidated Statement of Operations in the caption "Equity in income (loss) of investees") was $8.2 million in 1993 compared with a loss of $1.3 million in 1992.

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



     Sales of the feed segment increased $33.9 million in 1993 compared with 1992, primarily because of higher unit sales. Formula feed unit sales increased approximately 9% which increased sales $20.3 million. Feed ingredients unit sales increased approximately 12% which increased sales by $18.1 million. In addition, sales of animal health products increased $2.0 million. Lower formula feed selling prices partly offset the effect of higher unit sales.

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

  Operating Profit

     Operating profit of the feed business segment decreased $3.7 million in 1994 compared with 1993. Gross margins decreased approximately $.5 million reflecting lower margins on feed ingredients and pet food of $.8 million and $.4 million, respectively, partly offset by $.7 million higher margins on animal health products. In addition, feed sales, marketing and administration expenses increased $3.2 million primarily due to higher commissions and other variable compensation plans.

     Operating profit of the feed segment of $20.7 million in 1993 decreased slightly compared with 1992. The decrease was due to the impact of lower selling prices.

     Operating profit of the feed segment for 1992 of $21.3 million decreased $3.2 million compared with 1991. The decrease resulted from $1.3 million lower patronage refunds received on purchases from other cooperatives and from $2.5 million higher expenses partly offset by $.4 million higher gross margins.


Food Processing and Marketing

  Sales

     Sales of the food processing and marketing business increased $943.0 million in 1994 compared with 1993. Sales of beef increased $735.5 million principally because NBPC has been included in the Company's 1994 results for the full year. NBPC was acquired in April 1993. Pork sales increased $207.5 million, due mostly to including operations of the Monmouth, Illinois plant in the Company's results for a full year in 1994. This plant was acquired in February 1993. In addition, sales of specialty meats of the Company's Carando division increased $13.0 million.

     Food processing and marketing sales increased $562.5 million in 1993 compared with 1992, primarily due to business acquisitions. In April 1993, the Company and partners organized NBPC. Farmland acquired a 58% ownership interest in NBPC (such interest having increased to 68% effective March 1, 1995)
which acquired a beef packing plant and feedlot located in Liberal, Kansas. As a result of this acquisition, the Company's sales included beef sales of $442.1 million in 1993. In February 1993, Foods purchased a pork processing plant located at Monmouth, Illinois. As a result of this acquisition, sales of pork products increased approximately $90.0 million.
Sales of fabricated pork products at the Company's other plants increased $17.0 million and sales of specialty meats of the Carando division increased $8.3 million.

     Sales of the food processing and marketing segment in 1992 increased $21.1 million compared with 1991. Sales of specialty meats increased $51.1 million primarily because these products were not included in sales for 1991 prior to April 1, when the Company acquired three specialty meats plants. Fresh and processed pork sales were lower than in 1991 because the effect of lower wholesale prices was greater than the effect of higher unit sales.

  Operating Profit

     Operating profit in the food processing and marketing segment of $20.6 million in 1994 reflects an increase of $4.1 million compared with 1993. The increase includes $13.0 million higher operating profit of the pork business partly offset by an $8.9 million decrease of operating profit of the beef business. Operating profit from pork processing and marketing operations increased primarily due to higher volume and higher margins on fresh pork, branded pork, hams and specialty meats of the Carando division. Operating profit of the beef business decreased owing to weak consumer demands for beef and industry price competition.

     Operating profit of the food processing and marketing segment decreased $8.7 million in 1993 compared with 1992. The decrease is primarily due to a 4.6% increase in live hog costs. Margins on fabricated products and hams increased $3.6 million and $4.4 million, respectively, and margins on beef products (not included in the Company's operations in 1992) were $4.2 million. These increases resulted from acquisitions which increased sales as discussed above. However, these increases were more than offset by the effects of the 4.6% increase in live hog costs which could not be fully recovered through increased wholesale prices of fresh and processed pork products and by higher selling and administrative expenses.

     Operating profit of the food processing and marketing segment for 1992 increased $13.8 million compared with 1991. The improvement includes higher gross margins of approximately $26.8 million, partially offset by approximately $13.4 million higher selling, general and administrative expenses. The gross margin increase includes $9.9 million higher margins on specialty meats attributable to ownership of specialty meats plants during all of 1992, compared with only five months of 1991. Additional improvements of gross margins resulted from a more favorable spread between the costs of live hogs and wholesale pork prices, from higher unit sales, and from a shift of sales to value-added products with higher unit margins. Selling, general and administrative expenses of this segment increased, primarily due to expenses incurred in connection with the specialty meats plants which were operated by the Company for only five months in the prior year.


Grain Marketing

  Sales and Operating Profit

     Grain sales increased $673.6 million in 1994 compared with 1993 primarily due to the acquisition of Wells-Bowman Trading Company and from operating elevators in Utah and Idaho which were leased to the Company in 1994.

     The grain marketing business had an operating loss of $33.5 million in 1994 compared with near break-even operations in 1993. The operating loss in 1994 includes an operating loss of $14.4 million in the international operations of Tradigrain and an operating loss of $19.1 million in the Company's grain division. The loss in 1994 resulted primarily from negative unit margins on international grain transactions and higher domestic operating expenses.




     Grain operations which were acquired in July 1992 reported sales for the full year in 1993 of $953.5 million. Sales for the two months ended August 31, 1992 were $155.2 million.

     In 1993, operating profit of the grain business was $.1 million compared with a loss of $.7 million for the two months ended August 31, 1992. In 1993, grain marketing operations were relocated to Kansas City from Enid, Oklahoma, an export elevator at Houston, Texas was sold and certain duplicative administrative costs were eliminated. As a result, cost reductions were realized in 1993.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") increased $81.5 million in 1994 compared with 1993. However, as a percent of sales, these expenses were slightly lower in 1994 than in 1993. Approximately $17.6 million of the increase resulted from acquisition of Tradigrain and NCI and from including NBPC in the Company's financial statements for the full year in 1994. Approximately $29.0 million of the increase was in pork marketing and processing and resulted primarily from including the Monmouth, Illinois pork plant in the Company's operations for a full year, and from higher sales of pork. Farm supply businesses and the grain marketing business had higher SG&A of $13.1 million and $3.4 million, respectively. The balance of the SG&A increase was primarily due to variable compensation plans.

     These expenses decreased $12.3 million in 1993 compared with 1992 primarily due to SG&A directly connected to business segments. Corporate, general and administrative expenses, not identified to business segments (see Note 12 of the Notes to Consolidated Financial Statements) decreased $9.3 million in 1993
- compared with 1992.

     In 1992, corporate general and administrative expenses not identified to business segments decreased $5.2 million compared with 1991. This decrease was mostly due to lower retirement plan costs, reduced corporate advertising and reduced coverage and cost of liability insurance.


Other Income (Deductions)

  Interest Expense

     Interest expense reflects an increase of $14.7 million in 1994 compared with 1993. The increase is primarily attributable to including the interest costs of NBPC's beef operations in the Company's financial statements for a full year in 1994, the acquisition of NCI and Tradigrain in May 1994 and by higher interest rates.

     Interest expense increased $8.8 million in 1993 compared with 1992 due to an increase of the average level of borrowings, partly offset by lower interest rates. Interest expense decreased $8.9 million in 1992 compared with 1991. The decrease results from lower borrowings and lower interest rates.

  Provision for Loss on Disposition of Assets

     At August 31, 1993, management was negotiating to sell the Company's refinery at Coffeyville, Kansas. Based on the progress of negotiation and the transactions contemplated, operations for 1993 included a $20.0 million provision for loss on the sale of the refinery. Accordingly, the net carrying value of property, plant and equipment was reduced by $20.0 million at August 31, 1993. The transactions contemplated were subject to certain conditions, including negotiation of final agreements. During 1994, management determined that final sale terms anticipated by the potential purchaser were not in the Company's best interest. Accordingly, negotiations were terminated, and the sale was not consummated.

     In 1993, the Company entered discussions with a potential purchaser of a dragline. Based on these discussions, the Company estimated a loss of $6.2 million from the sale. Accordingly, at August 31, 1993, the carrying value of the dragline was written down by $6.2 million and a provision for this loss was included in the Company's Consolidated Statement of Operations for the year then ended. In 1994, this sale was consummated on terms substantially as expected.

     At August 31, 1993, the carrying value of a pork processing plant at Iowa Falls, Iowa was written down by $3.3 million to an estimated disposal value.

    Capital Expenditures

       See "Business Capital Expenditures."

  Other, Net

     In June 1993, the Company filed a lawsuit against 43 insurance carriers and other parties (the "Defendants") seeking declaratory judgments regarding Defendants' insurance coverage obligations for environmental remediation costs. In 1994, the Company negotiated settlements with 20 insurance companies and, as part of the settlements, the Company provided Defendants with releases of various possible environmental obligations. As a result of these settlements, the Company received cash payments of $13.6 million in 1994 and has included such amount in the caption "Other income (deductions): Other, net" in the Company's Consolidated Statement of Operations for the year then ended.

    Matters Involving the Environment

       See "Business - Matters Involving the Environment."

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the Financial Accounting Standards Board ("FASB") in May 1993 and is effective for fiscal years beginning after December 15, 1993 (which the Company adopted in its 1995
fiscal year).   Statement 115 expands the use of fair value accounting and the reporting for certain investments in debt and equity securities. Management expects the adoption of Statement 115 will not have a significant impact on the Company's Consolidated Financial Statements.

     Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits," was issued by the FASB in November 1992 and is effective for fiscal years beginning after December 15, 1993 (which the Company adopted in its 1995 fiscal year). Statement 112 establishes standards of accounting and reporting for the estimated cost of benefits provided to former or inactive employees. Management expects that the adoption of Statement 112 will not have a significant impact on the Company's Consolidated Financial Statements.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements

    Independent Auditors' Report  . . . . . . . . . . . . . . . .      31

    Consolidated Balance Sheets, August 31, 1994 and 1993   . . . .    32


    Consolidated Statements of Operations for each of the years in
    the three-year period ended August 31, 1994   . . . . . . . . .    34

    Consolidated Statements of Cash Flows for each of the years in
    the three-year period ended August 31, 1994   . . . . . . . . .    35

    Consolidated Statements of Capital Shares and Equities for each
    of the years in the three-year period ended August 31, 1994   .    37

    Notes to Consolidated Financial Statements  . . . . . . . . . .    38


Financial Statement Schedules

     Farmland Industries, Inc. and Subsidiaries for each
     of the years in the three-year period ended August 31, 1994:
     II--Amounts Receivable from Related Parties   . . . . . . . . .  68

     V--Property, Plant and Equipment  . . . . . . . . . . . . . . .  69

     VI--Accumulated Depreciation and Amortization of  . . . . . . .  72
         Property, Plant and Equipment

     IX--Short-Term Borrowings   . . . . . . . . . . . . . . . . . .  75

     X--Supplementary Income Statement Information   . . . . . . . .  75


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

As discussed in Note 7.a to the Consolidated Financial Statements, the Internal Revenue Service (IRS) has examined the Company's tax returns for the years ended August 31, 1984 and 1983, and has proposed certain adjustments. Should the IRS ultimately prevail, the federal and state income taxes and statutory interest thereon could be significant. Farmland believes it has meritorious positions with respect to such claims and, based upon the opinion of special tax counsel, management believes it is more likely than not that the courts will ultimately conclude that Farmland's treatment of such items was substantially, if not entirely, correct. The ultimate outcome of this matter can not presently be determined. Therefore, no provision for such income taxes and interest has been made in the accompanying Consolidated Financial Statements.





                                      KPMG PEAT MARWICK LLP

Kansas City, Missouri
October 21, 1994 except as to Note 7.a., which is as of September 5, 1995



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            August 31
                                                        1994          1993
                                                     ----------  -----------
                                                      (Amounts in Thousands)
Current Assets:
    Cash and cash equivalents . . . . . . . . . . .  $    44,084    $    28,373
    Accounts receivable - trade . . . . . . . . . .      394,906        320,980
    Inventories (Note 3)  . . . . . . . . . . . . .      538,314        496,690
    Other current assets  . . . . . . . . . . . . .      119,139         69,357
                                                      ----------     ----------
        Total Current Assets   . . . . . . . . . . . $ 1,096,443    $   915,400
                                                      ----------    ----------


Investments and Long-Term Receivables (Note 4)  . .  $   189,601    $   183,312
                                                      ----------    ----------


Property, Plant and Equipment (Notes 5 and 6):
Property, plant and equipment, at cost  . . . . . .  $ 1,202,159    $ 1,154,343
Less accumulated depreciation and amortization  . .      700,869        649,965
                                                      ----------     ----------

    Net Property, Plant and Equipment . . . . . . .  $   501,290    $   504,378
                                                      ----------      ----------

Other Assets  . . . . . . . . . . . . . . . . . . .  $   139,297        116,891
                                                      ----------     ----------

Total Assets  . . . . . . . . . . . . . . . . . . .  $ 1,926,631    $ 1,719,981
                                                      ==========     ==========

See accompanying Notes to Consolidated Financial Statements.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                                      August 31
                                                                          ---------------------------------
                                                                              1994                1993
                                                                          --------------    ---------------
                                                                                 (Amounts in Thousands)
Current Liabilities:
   Demand loan certificates   . . . . . . . . . . . . . . . . . . . . . .  $       23,158      $       29,860
   Short-term notes payable (Note 6)  . . . . . . . . . . . . . . . . . .         279,137             256,655
   Current maturities of long-term debt (Note 6)  . . . . . . . . . . . .          27,840              31,947
   Accounts payable - trade   . . . . . . . . . . . . . . . . . . . . . .         246,181             217,982
   Other current liabilities (Note 9)   . . . . . . . . . . . . . . . . .         229,423             118,437
                                                                            --------------    ---------------

               Total Current Liabilities  . . . . . . . . . . . . . . . .  $      805,739      $      654,881
                                                                            --------------    ---------------

Long-Term Debt (excluding current
  maturities) (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . .  $      517,806      $      485,861
                                                                            --------------    ---------------

Deferred Income Taxes (Note 7)  . . . . . . . . . . . . . . . . . . . . .  $        6,340      $        2,169
                                                                            --------------    ---------------

Minority Owners' Equity in Subsidiaries (Note 8)  . . . . . . . . . . . .  $       11,733      $       15,363
                                                                             --------------    ---------------

Capital Shares and Equities (Note 9):
   Preferred shares, $25 par value--Authorized 8,000,000 shares,
   148,069 shares issued and outstanding (148,325 shares in 1993)   . . .  $        3,702      $        3,708
   Common shares, $25 par value -- Authorized 50,000,000 shares,
      14,542,478 shares issued and outstanding
       (15,199,833 shares in 1993)  . . . . . . . . . . . . . . . . . . .         363,562             379,996
   Associate member common shares (nonvoting), $25 par value --
      Authorized 2,000,000 shares, 370,707 shares issued and
      outstanding (327,828 shares in 1993)  . . . . . . . . . . . . . . .           9,268               8,196
   Earned surplus and other equities  . . . . . . . . . . . . . . . . . .         208,481             169,807
                                                                            --------------    ---------------

               Total Capital Shares and Equities  . . . . . . . . . . . .  $      585,013      $      561,707
                                                                            --------------    ---------------

Contingent Liabilities and Commitments (Notes 4, 6, 7, 10 and 11)



Total Liabilities and Equities  . . . . . . . . . . . . . . . . . . . . .  $    1,926,631      $    1,719,981
                                                                            ==============      ==============

See accompanying Notes to Consolidated Financial Statements.

                                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended August 31
                                                          --------------------------------------------------
                                                              1994                1993             1992
                                                          --------------     --------------  ---------------
                                                                         (Amounts in Thousands)
Sales             . . . . . . . . . . . . . . . . . . .  $    6,677,933      $    4,722,940   $    3,429,307
Cost of sales     . . . . . . . . . . . . . . . . . .         6,284,084           4,470,290        3,099,316
                                                          --------------     --------------  ---------------

Gross income      . . . . . . . . . . . . . . . . . . .  $      393,849      $      252,650   $      329,991
                                                          --------------     --------------  ---------------

Selling, general and administrative expenses  . . . . .  $      305,279      $      223,792   $      236,065

                                                          --------------     --------------  ---------------

Other income (deductions):
     Interest expense   . . . . . . . . . . . . . . . .  $      (51,485)     $      (36,764)  $      (27,965)
     Interest income  . . . . . . . . . . . . . . . . .           6,170               4,189            2,667
     Equity in income (loss) of investees (Note 4)  . .          10,878             (12,394)          (2,341)
     Provision for loss on disposition of assets
          (Note 17)   . . . . . . . . . . . . . . . . .             -0-             (29,430)             -0-
     Other, net (Note 16)   . . . . . . . . . . . . . .          20,111               9,536            4,217
                                                          --------------     --------------  ---------------
                                                         $      (14,326)     $      (64,863)  $      (23,422)
                                                          ---------------    --------------- ---------------

 Income (loss) before income taxes, minority
     owners' interest and extraordinary item  . . . . .  $       74,244      $      (36,005)  $       70,504
Income tax (expense) benefit (Note 7) . . . . . . . . .          (4,890)              6,433           (9,458)
Minority owners' interest in loss (income)
     of subsidiaries  . . . . . . . . . . . . . . . . .           4,522                (828)             -0-
                                                          --------------     --------------- ---------------
Income (loss) before extraordinary item . . . . . . . .  $       73,876      $      (30,400   $       61,046
Extraordinary item - Utilization of loss
     carryforward (Note 7)  . . . . . . . . . . . . . .             -0-                 -0-            1,267
                                                          --------------     --------------  ---------------
          Net income (loss)   . . . . . . . . . . . . .  $       73,876      $      (30,400)  $       62,313
                                                          ==============     ===============  ===============

Distribution of net income (Note 9):
     Patronage refunds:
          Farm supply patrons   . . . . . . . . . . . .  $       59,685      $          -0-   $       16,229
          Pork marketing patrons  . . . . . . . . . . .          10,927                 -0-            1,245
          The Cooperative Finance
               Association's patrons  . . . . . . . . .             -0-               1,650            1,482
                                                          --------------     --------------  ---------------
                                                         $       70,612      $        1,650   $       18,956
Earned surplus and other equities . . . . . . . . . . .           3,264             (32,050)          43,357
                                                          --------------     --------------- ---------------
                                                         $       73,876      $      (30,400)  $       62,313
                                                          ==============     ===============  ===============

See Notes to Consolidated Financial Statements

                                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended August 31
                                                          --------------------------------------------------
                                                              1994                1993             1992
                                                          --------------     --------------  ---------------

                          (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .  $       73,876      $      (30,400)  $       62,313
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization  . . . . . . . . . .          62,960              57,730           50,784
     Provision for loss on disposition of assets  . . .             -0-              29,430              -0-
     (Gain) on disposition of fixed assets  . . . . . .          (1,794)               (385)          (1,181)
     Patronage refunds received in equities   . . . . .          (2,171)             (2,241)          (2,320)
     Proceeds from redemption of patronage equities   .             573               1,731            7,727
     Equity in (income) loss of investees   . . . . . .         (10,878)             12,394            2,341
     Deferred income tax (benefit) expense  . . . . . .          (5,034)             (3,463)           1,752
     Other        . . . . . . . . . . . . . . . . . . .             770               7,604            3,786
     Changes in assets and liabilities (exclusive
        of assets and liabilities of businesses acquired):
          Accounts receivable   . . . . . . . . . . . .         (12,079)            (92,024)           9,095
          Inventories   . . . . . . . . . . . . . . . .          (4,692)            (65,402)         (27,483)
          Other assets  . . . . . . . . . . . . . . . .         (45,990)            (30,154)          11,490
          Accounts payable  . . . . . . . . . . . . . .          17,884              19,630          (48,425)
          Other liabilities   . . . . . . . . . . . . .          32,617             (17,981)          10,722

                                                         --------------     --------------- ---------------

Net cash provided by (used in) operating activities . .  $      106,042      $     (113,531)  $       80,601
                                                          --------------     --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to borrowers by finance companies  . . . . . .  $          -0-      $     (624,618)  $     (733,403)
Collections from borrowers by finance companies . . . .             -0-             631,668          685,383

Acquisition of businesses . . . . . . . . . . . . . . .         (35,790)            (10,500)             -0-
Proceeds from disposal of investments and
     notes receivable   . . . . . . . . . . . . . . . .          34,577              12,115           71,582
Acquisition of investments and notes receivable . . . .         (22,117)            (50,378)         (58,979)
Capital expenditures  . . . . . . . . . . . . . . . . .         (69,776)            (98,238)         (79,954)
Proceeds from sale of fixed assets  . . . . . . . . . .          14,785              10,900            8,191
Distribution from joint venture, net  . . . . . . . . .             -0-                 -0-           29,324
Proceeds from sale of assets to
     joint venture partner  . . . . . . . . . . . . . .           2,310                 -0-           62,104
Proceeds from disposition of subsidiary (Note 2)  . . .             -0-              87,227              -0-
Other             . . . . . . . . . . . . . . . . . . .           5,547              (2,140)             -0-
                                                          --------------     --------------- ---------------

Net cash used in investing activities . . . . . . . . .  $      (70,464)     $      (43,964)  $      (15,752)
                                                          ---------------    --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease of demand loan certificates  . . . . . . .  $       (6,702)     $      (13,224)  $      (13,712)
Proceeds from bank loans and notes payable  . . . . . .         888,088             916,799          669,608
Payments of bank loans and notes payable  . . . . . . .        (924,731)           (777,268)        (711,101)
Proceeds from issuance of subordinated
      debt certificates   . . . . . . . . . . . . . . .          57,636              72,423           57,780
Payments for redemption of subordinated
      debt certificates   . . . . . . . . . . . . . . .         (33,034)            (16,490)         (22,557)
Payments for redemption of equities . . . . . . . . . .          (3,244)            (13,505)          (8,046)
Payments of patronage refunds and dividends . . . . . .             -0-             (17,946)         (12,204)
Other             . . . . . . . . . . . . . . . . . . .           2,120                 340           (3,853)
                                                          --------------     --------------  ----------------

Net cash provided by (used in) financing activities . .  $      (19,867)     $      151,129   $      (44,085)
                                                          ---------------    --------------  ----------------

Net increase (decrease) in cash and
     cash equivalents   . . . . . . . . . . . . . . . .  $       15,711      $       (6,366)  $       20,764
Cash and cash equivalents at beginning of year  . . . .          28,373              34,739           13,975
                                                          --------------     --------------  ---------------
Cash and cash equivalents at end of year  . . . . . . .  $       44,084      $       28,373   $       34,739
                                                          ==============     ==============   ================

SUPPLEMENTAL SCHEDULE OF CASH PAID
     FOR INTEREST AND INCOME TAXES:

Interest          . . . . . . . . . . . . . . . . . . .  $       38,425      $       41,136   $       35,626
                                                          ==============     ==============   ===============


Income taxes (net of refunds) . . . . . . . . . . . . .  $        9,746      $        1,479   $       12,181
                                                          ==============     ==============    ===============

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:



Equities and minority owners' interest
     called for redemption  . . . . . . . . . . . . . .  $       12,935      $          -0-   $       13,365
                                                          ==============     ==============   ===============
Transfer of assets in exchange for
     investment in joint ventures   . . . . . . . . . .  $          309      $          -0-   $       63,911
                                                          ==============     ==============   ===============
Issuance of Farmland equities to minority owners'
     of Foods     . . . . . . . . . . . . . . . . . . .  $          -0-      $          -0-   $       16,680
                                                          ==============     ==============   ===============
Appropriation of current year's net income
     as patronage refunds   . . . . . . . . . . . . . .  $       70,612      $          -0-   $       18,956
                                                          ==============     ==============   ===============
Acquisition of businesses:
     Fair value of net assets acquired  . . . . . . . .  $       35,539      $        1,414   $       30,321
     Goodwill     . . . . . . . . . . . . . . . . . . .           1,094              16,086           20,976
     Minority owners' investment  . . . . . . . . . . .            (843)             (7,000)             -0-
                                                          ---------------    --------------  ---------------
                                                         $       35,790      $       10,500   $       51,297
                                                          ==============     ==============    ===============

See accompanying Notes to Consolidated Financial Statements.


                               FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES


                                                           Years Ended August 31, 1994, 1993 and 1992
                                               -------------------------------------------------------------
                                                                                       Earned       Total
                                                                         Associate     Surplus     Capital
                                                                          Member         And        Shares
                                                Preferred     Common      Common        Other         And
                                                 Shares       Shares      Shares      Equities     Equities
                                               -----------  ----------  -----------  ---------    ---------
                                                                (Amounts in Thousands)
BALANCE AT AUGUST 31, 1991  . . . . . . . . .  $    3,733   $     330,646  $    7,680   $   155,305   $     497,364
Issue, redemption and cancellation of equities        (20)         44,297         (15)           13          44,275
Appropriation of current year's net income  .         -0-             -0-         -0-        62,313          62,313
Transfers to current liabilities  . . . . . .         -0-         (12,045)         (6)      (19,329)        (31,380)
Transfers from minority owners' equity  . . .         -0-           5,570         -0-        10,072          15,642

Dividends on preferred stock  . . . . . . . .         -0-             -0-         -0-            (5)             (5)
Distribution to farm supply patrons in common
     stock, associate member common stock
     and other equities   . . . . . . . . . .         -0-          15,807         873       (16,760)            (80)
Exchange of common stock, associate member
     common stock and other equities  . . . .         -0-          (7,892)       (356)        8,248             -0-
                                               -----------    -----------   ----------   ----------      ----------

BALANCE AT AUGUST 31, 1992  . . . . . . . . .  $    3,713   $     376,383  $    8,176   $   199,857   $     588,129
Issue, redemption and cancellation of equities         (5)          6,740         (49)       (1,058)          5,628
Appropriation of current year's net loss  . .         -0-             -0-         -0-       (30,400)        (30,400)
Transfers to current liabilities  . . . . . .         -0-             -0-         -0-        (1,650)         (1,650)
Exchange of common stock, associate member
     common stock and other equities  . . . .         -0-          (3,127)         69         3,058             -0-
                                                -----------    -----------  -----------    -----------   ----------

BALANCE AT AUGUST 31, 1993  . . . . . . . . .  $    3,708   $     379,996  $    8,196   $   169,807   $     561,707
Issue, redemption and cancellation of equities         (6)           (364)         17        (3,475)         (3,828)

Appropriation of current year's net income  .         -0-             -0-         -0-        73,876          73,876
Patronage refund payable in cash transferred
     to current liabilities   . . . . . . . .         -0-             -0-         -0-       (26,552)        (26,552)
Base capital redemptions transferred
     to current liabilities   . . . . . . . .         -0-          (8,628)       (112)          -0-          (8,740)
Other equity redemptions transferred
     to current liabilities   . . . . . . . .         -0-             -0-         -0-        (3,362)         (3,362)
Transferred to liabilities  . . . . . . . . .         -0-             -0-         -0-        (8,084)         (8,084)
Dividends on preferred stock  . . . . . . . .         -0-             -0-         -0-            (4)             (4)
Exchange of common stock, associate member
     common stock and other equities  . . . .         -0-          (7,442)      1,167         6,275             -0-
                                               -----------    ----------- -----------    -----------     ----------

BALANCE AT AUGUST 31, 1994  . . . . . . . . .  $    3,702   $     363,562  $    9,268   $   208,481   $     585,013
                                               ==========    ===========   ===========   ==========      ===========

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

                                                  August 31 (Unaudited)
                                                ------------------------
                                                   1993          1992
                                                -----------   ----------
                                                (Amounts in Thousands)
    Net sales . . . . . . . . . . . . . . . . . $ 5,357,867    $ 5,441,303
                                                ===========    ===========
    Income (loss) before extraordinary item . . $   (44,040)   $    47,225
                                                 ===========     ===========

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


(3)  Inventories

     Major components of inventories are as follows:
                                                     August  31
                                                ------------------------
                                                   1994          1993
                                                -----------   ----------
                                               (Amounts in Thousands)
    Grain   . . . . . . . . . . . . . . . . . . $   136,353    $   91,990
    Beef    . . . . . . . . . . . . . . . . . .      24,267        27,754
    Materials . . . . . . . . . . . . . . . . .      51,428        43,857
    Supplies  . . . . . . . . . . . . . . . . .      39,885        41,388
    Finished and in-process products  . . . . .     286,381       291,701
                                                 -----------   ----------
                                                $   538,314    $  496,690
                                                 ===========  ===========

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

(4)  Investments and Long-Term Receivables

     Investments and long-term receivables are as follows:
                                                            August 31
                                                      -----------------------
                                                        1994          1993
                                                      ----------   ----------
                                                       (Amounts in Thousands)
    Investments accounted for by the equity method   $  52,478    $  37,456
    Notes receivable from ventures, 20% to 50% owned    48,955       60,204
    National Bank for Cooperatives  . . . . . . . .     28,786       31,824
    Investments in and advances to other cooperatives   42,662       37,690
    Other investments and long-term receivables . .     16,720       16,138
                                                      ----------   ----------
                                                     $ 189,601   $  183,312
                                                     ===========   ==========

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

   Summarized  financial  information  of investees accounted for by the equity method is as follows:
                                                       August 31
                                                ------------------------
                                                   1994          1993
                                                -----------   ----------
                                                 (Amounts in Thousands)
       Current Assets   . . . . . . . . . . . . $  105,981    $      66,532
       Long-Term Assets   . . . . . . . . . . .    252,704          223,937
                                                -----------      ----------
           Total Assets . . . . . . . . . . . . $  358,685    $     290,469


   Current Liabilities  . . . . . . . . . .     $  111,077    $      79,224
       Long-Term Liabilities  . . . . . . . . .    144,255          141,991
                                                -----------      ----------
           Total Liabilities  . . . . . . . . . $  255,332    $     221,215

       Net Assets   . . . . . . . . . . . . . . $  103,353    $      69,254
                                                ===========     ===========
                                             Year Ended August 31
                                        ------------------------------
                                          1994       1993       1992
                                       --------   --------    -------
                                            (Amounts in Thousands)
     Net sales  . . . . . . . . . . . $   803,516   $ 601,194   $ 218,913
                                         =========   =========   ========
     Net income (loss)  . . . . . . . $    24,285   $ (22,755)  $  (5,046)
                                         =========   =========   ========
     Farmland's equity in net
      income (loss)   . . . . . . . . $    10,878   $ (12,394)  $  (2,341)
                                         =========   =========   ========

     The Company's investments accounted for by the equity method consist principally of 50% equity interests in Hyplains Beef, L.L.C. and in two p h o s phate fertilizer manufacturing ventures (Farmland Hydro, L.P. and SF Phosphates Limited Company).

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


(5)  Property, Plant and Equipment

     A summary of cost for property, plant and equipment is as follows:
                                                            August 31
                                                      -----------------------
                                                        1994          1993
                                                      ----------  -----------
                                                       (Amounts in Thousands)
    Land and improvements . . . . . . . . . . . . .  $   13,614    $   11,825
    Site improvements . . .                              28,647        26,877
    Buildings . . . . . . . . . . . . . . . . . . .     224,767       215,420
    Machinery and equipment . . . . . . . . . . . .     716,683       678,784
    Automotive equipment  . . . . . . . . . . . .        65,986        46,807
    Furniture and fixtures  . . . . . . . . . . . .      48,613        45,405
    Livestock . . . . . . . . . . . . . . . . . . .       3,926         4,373
    Mining properties . . . . . . . . . . . . . . .       3,119         3,119
    Leasehold improvements  . . . . . . . . . . . .      15,085        12,149
    Capital lease . . . . . . . . . . . . . . . . .      50,956        52,342
    Construction in progress  . . . . . . . . . . .      30,763        57,242
                                                       ---------   ----------
                                                     $1,202,159    $1,154,343
                                                     ==========    ==========

     For the years ended August 31, 1994, 1993 and 1992, the Company capitalized construction period interest of $357,000, $1,611,000 and $330,000, respectively.


(6)  Bank Loans, Subordinated Debt Certificates and Notes Payable

     Bank  loans,  subordinated  debt  certificates  and  notes  payable  are as follows:
                                                            August 31
                                                      -----------------------
                                                        1994          1993
                                                      ----------   ----------
                                                       (Amounts in Thousands)
National Bank for Cooperatives
    --5.61% to 9.2%, maturing 1995 through 2001 . .  $  74,278    $     66,098
Other bank notes--5.74% to 7.75%,
    maturing 1995 through 2001  . . . . . . . . . .    117,813         138,244
Subordinated certificates of investment
    and capital investment
    certificates--7.25% to 10.5%,
    maturing 1995 through 2014  . . . . . . . . . .    210,054         192,857
Subordinated monthly interest certificates
    --7.25% to 12%, maturing 1995 through 2014  . .     70,057          62,913
Industrial revenue bonds--5.75% to 8.0%,
    maturing 1995 through 2007  . . . . . . . . . .     25,055          27,880
Promissory notes--7% to 10%,
    maturing 1995 through 2001  . . . . . . . . . .     18,684          13,805
Other--5% to 13%  . . . . . . . . . . . . . . . . .     29,705          16,011
                                                      ----------     ----------
                                                     $ 545,646     $   517,808
Less current maturities . . . . . . . . . . . . . .     27,840          31,947
                                                      ----------   ----------
                                                     $ 517,806     $   485,861
                                                      ==========   ==========

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

     Farmland pays commitment fees of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150,000,000, consolidated net worth of not less than $475,000,000 and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of capitalization, respectively. All computations are b a s e d on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the credit agreement). Computed in accordance with the agreement, at August 31, 1994, working capital was $207,383,000, net worth was $585,013,000 and funded indebtedness and senior funded indebtedness were 47.03% and 23.34% of capitalization, respectively.

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

     The subordinated debt certificates have been issued under several different indentures. Farmland may redeem subordinated certificates of investments and capital investment certificates in advance of scheduled maturities. Farmland m a y redeem subordinated certificates of investments, capital investment certificates and subordinated monthly interest certificates upon death of the holder.

     The outstanding subordinated debt certificates are subordinated to senior indebtedness. At August 31, 1994, senior indebtedness included $450,827,000 for money borrowed, and other instruments (principally long-term operating leases) provide for aggregate payments over nine years of approximately $126,505,000.

     Under industrial revenue bonds and other agreements, property, plant and equipment with a carrying value of $29,267,000 have been pledged.

     Bank loans, subordinated debt certificates and notes payable mature during the fiscal years ending August 31 in the following amounts:

                                                (Amounts in Thousands)
           1995 . . . . . . . . . . . . . . . . . .  $  27,840
           1996 . . . . . . . . . . . . . . . . . .     44,884
           1997 . . . . . . . . . . . . . . . . . .    182,996
           1998 . . . . . . . . . . . . . . . . . .     54,057
           1999 . . . . . . . . . . . . . . . . . .     32,921
           2000 and after . . . . . . . . . . . . .    202,948
                                                      ----------
                                                     $ 545,646
                                                      ==========

(7)  Income Taxes

   a.     Terra Resources, Inc.

     In July 1983, Farmland sold the stock of Terra, a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

     On March 24, 1993, the IRS issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million, from dispositions of certain other assets and that Farmland was not entitled to a claimed intercorporate dividends-received deduction with respect to a $24.8 million distribution received in 1983 from Terra.

     On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. Prior to trial, the IRS withdrew its challenge to Farmland's claimed intercorporate dividends-received deduction and several other minor issues were resolved. The parties will submit post-trial briefs to the court in September and November 1995.

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $173.4 million, before tax benefits of the interest deduction, through June 30, 1995), or $259.2 million in the aggregate at June 30, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

     The liability resulting from an adverse decision would be charged to current operations and would have a material adverse effect on the Company and may affect its ability to pay, when due, principal and interest on the Company's indebtedness. In order to pay any such tax claim, the Company would have to consider new financing arrangements, including the incurrence of indebtedness and the sale of assets. Moreover, the Company would be required to renegotiate the Credit Agreement with its bank lenders, as well as other existing financing agreements with certain other parties, not only to permit such new financing arrangements, but also to cure events of default under the Credit Agreement and certain of such other existing financing agreements and to maintain compliance with various requirements of the Credit Agreement and such other existing f i nancing agreements, including working capital and funded indebtedness provisions, in order to avoid default thereunder. No assurance can be given that such financing arrangements or such renegotiation would be successfully concluded.

     No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. Farmland believes that it has meritorious positions with respect to all of these claims.

     In the opinion of Bryan Cave, Farmland's special tax counsel, it is more likely than not that the courts will ultimately conclude that Farmland's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in favor of Farmland on any of these issues.

   b.     Other Income Tax Matters

     The Company adopted FASB Statement 109 effective September 1, 1993. The cumulative effect of this change in accounting for income taxes was immaterial. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     Income  tax  expense  (benefit)  attributable  to  income  from  continuing operations is comprised of the following:
                                           Year Ended August 31
                                     ----------------------------------
                                       1994         1993         1992
                                     --------     -------      --------
                                          (Amounts in Thousands)

     Federal:
        Current . . . . . . . . . .  $ 10,076     $  (2,502)   $   6,600
        Deferred  . . . . . . . . .    (3,217)       (2,944)       1,490
                                     ---------    --------     --------
                                     $  6,859        (5,446)   $   8,090
                                     --------     --------     --------
     State:
        Current . . . . . . . . . .  $  1,965     $    (468)   $   1,106
        Deferred  . . . . . . . . .      (755)         (519)         262
                                     ---------    --------     --------
                                     $  1,210     $    (987)   $   1,368
                                     --------     --------     --------
     Foreign:
        Current . . . . . . . . . .  $ (2,117)    $     -0-    $     -0-

        Deferred  . . . . . . . . .    (1,062)          -0-          -0-
                                     ---------    -------      --------
                                     $ (3,179)    $     -0-    $     -0-
                                     ---------    -------      --------
                                     $  4,890     $  (6,433)   $   9,458
                                     =========    ========     ========

     Income  tax  expense  (benefit)  attributable  to  income  from  continuing operations  differs  from  the  "expected"  income  tax  expense (benefit) using statutory rate of 35% (34% for 1993 and 1992), as follows:
                                              Year Ended August 31
                                            ------------------------------
                                              1994       1993       1992
                                            -------    --------   --------
Computed "expected" income tax
 expense (benefit)
 on income (loss) before
 income taxes                                35.0 %      (34.0) %     34.0  %
Increase (reduction) in income
 tax expense (benefit)
 attributable to:
    Patronage refunds . . . . . . . . . . . (33.3)        (4.0)       (9.2)
    Utilization of member-sourced losses  .   -0-          -0-       (11.4)
    Patronage-sourced items for
       which no benefit is available    . .   -0-         26.5         -0-
    State income tax expense (benefit)
       net of
       federal income tax effect  . . . . .   1.1         (2.2)        1.2
    Benefit associated with exempt income of
       foreign sales corporation  . . . . .   -0-         (1.4)       (1.5)
    Other, net  . . . . . . . . . . . . . .   3.8         (2.7)         .3
                                             ------    ------         ------
Income tax expense (benefit)  . . . . . . .   6.6  %     (17.8)       13.4  %
                                            ======       ======     ======

     The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 1994 is as follows:

                                                     August 31, 1994
                                                     ------------
                                                  (Amounts in Thousands)
    Deferred tax liabilities:
       Property, plant and equipment principally
           due to differences in depreciation . . .  $   20,242
       Prepaid pension cost   . . . . . . . . . . .      21,124
       Other  . . . . . . . . . . . . . . . . . . .      14,021
                                                      ----------
           Total gross deferred liabilities . . . .  $   55,387
                                                      ----------
     Deferred tax assets:
       Safe harbor leases   . . . . . . . . . . . .  $    5,391
       Accrued expenses   . . . . . . . . . . . . .      27,017
       Accounts receivable,  principally due to
           allowance for doubtful accounts  . . . .       4,394
       Other  . . . . . . . . . . . . . . . . . . .      12,245
                                                      ----------
           Total gross deferred assets  . . . . . .  $   49,047
                                                      ----------

    Net deferred tax liability  . . . . . . . . . .  $    6,340
                                                      ==========

     A valuation allowance for deferred tax assets was not necessary at August 31, 1994.

     The significant components of deferred income tax benefit attributable to income from continuing operations for the year ended August 31, 1994 are as follows:
                                                    August 31, 1994
                                                      ------------
                                                  (Amounts in Thousands)
    Deferred tax benefit  . . . . . . . . . . . . .  $   (8,044)

    Charge in lieu of taxes resulting
       from initial recognition
       of acquired tax benefits that
       are allocated to reduce
       goodwill related to the acquired entity  . .       3,010
                                                      ----------
                                                     $   (5,034)
                                                     ===========

     Deferred  income  taxes  for the year ended August 31, 1993 and 1992 result from  timing differences in the recognition of income and expenses for financial
reporting  and  income  tax  reporting  purposes.    The sources of these timing
differences and their tax effect are as follows:
                                                     Year Ended August 31
                                                   1993             1992
                                                -----------       ----------
                                                    (Amounts in Thousands)
    Depreciation  . . . . . . . . . . . . . . . $      473       $    1,562
    Safe harbor lease rentals . . . . . . . . .       (378)            (478)
    Provision for loss on proposed sale of assets   (3,454)             -0-
    Unfunded pension expense  . . . . . . . . .       (355)            (129)
    Reinstatement of deferred income taxes previously
       offset by net operating loss carryforward
       for financial reporting purposes   . . .        -0-            1,294
    Other, net  . . . . . . . . . . . . . . . .        251             (497)
                                                -----------       -----------
                                                $   (3,463)      $    1,752
                                                ===========      ===========

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


(8)  Minority Owners' Equity in Subsidiaries

     A summary of the equity of subsidiaries owned by others is as follows:
                                                              August 31
                                                        ---------------------
                                                          1994         1993
                                                        --------     --------
                                                        (Amounts in Thousands)
    Farmland Foods, Inc.  . . . . . . . . . . . . . .   $  5,618     $   6,401
    National Beef Packing Company, L.P. and G.P.  . .      2,925         7,865
    Heartland Wheat Growers, L.P. and G.P.  . . . . .      2,100          -0-
    Other subsidiaries  . . . . . . . . . . . . . . .      1,090         1,097
                                                        --------     --------
                                                        $ 11,733     $  15,363
                                                        ========      ========

(9)  Preferred Stock, Earned Surplus and Other Equities

     A summary of preferred stock is as follows:
                                                               August 31
                                                        ---------------------
                                                          1994         1993
                                                        --------     --------
                                                       (Amounts in Thousands)
   Preferred shares, $25 par value -
      Authorized 8,000,000 shares:
      6% - 608 shares issued and outstanding
         (624 shares in 1993) . . . . . . . . . . . .   $     15     $     15
      5-1/2% - 2,592 shares issued and outstanding
         (2,832 shares in 1993) . . . . . . . . . . .         65           71
      Series F - 144,869 shares issued and outstanding
          (144,869 shares in 1993) . . . . . . . . . .     3,622        3,622
                                                        --------     --------
                                                        $  3,702     $  3,708
                                                        ========     ========

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

     A summary of earned surplus and other equities is as follows:
                                                              August 31
                                                        ---------------------
                                                          1994       1993
                                                      --------   ----------
                                                        (Amounts in Thousands)
    Earned surplus  . . . . . . . . . . . . . . . .  $  130,250    $  123,974
    Patronage refund payable in equities  . . . . .      44,032           -0-
    Nonmember capital . . . . . . . . . . . . . . .         103           104
    Capital credits . . . . . . . . . . . . . . . .      32,547        38,105
    Unallocated equity  . . . . . . . . . . . . . .         -0-         6,021
    Additional paid-in surplus  . . . . . . . . . .       1,603         1,603
    Currency translation adjustment . . . . . . . .         (54)          -0-
                                                      -----------   ----------
                                                     $  208,481    $  169,807
                                                     ===========   ==========

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

     The leases have various remaining terms ranging from one year to fifteen years. Some leases are renewable, at Farmland's option, for additional periods. The minimum amount Farmland must pay for these leases during the fiscal years ending August 31 are as follows:

                                                   (Amounts in Thousands)

                   1995 . . . . . . . . . . . .   $          49,883
                   1996 . . . . . . . . . . . .              40,275
                   1997 . . . . . . . . . . . .              36,154
                   1998 . . . . . . . . . . . .              29,440
                   1999 . . . . . . . . . . . .              22,209
                   2000 and after . . . . . . .              69,008
                                                           --------
                                                  $         246,969
                                                           ========

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

     The ultimate costs of resolving environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at August 31, 1994. In the opinion of management, it is reasonably possible for such costs to approximate an additional $32,000,000.

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

     Components of the Company's pension cost are as follows:
                                                       August 31
                                            ------------------------------
                                              1994       1993       1992
                                            -------    --------   --------
                                              (Amounts in Thousands)
   Service cost - benefits earned
     during the period  . . . . . . . . .   $  8,663   $   7,449   $   6,519
   Interest cost on projected
     benefit obligation . . . . . . . . .     15,292      12,134      11,332
   Actual return on Plan assets . . . . .    (10,949)    (15,842)    (20,591)
   Net amortization and deferral  . . . .     (7,860)       (374)      4,027
                                            --------   ---------    --------
     Pension expense  . . . . . . . . . .   $  5,146   $   3,367   $   1,287
                                             =======    ========    ========

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
                                                            August 31
                                                      -----------------------
                                                        1994          1993
                                                      ----------   ----------
                                                       (Amounts in Thousands)
Actuarial present value of benefit obligations:
    Vested benefits . . . . . . . . . . . . . . . .  $  148,648   $  123,061
    Nonvested benefits  . . . . . . . . . . . . . .       9,163        7,102
                                                      ----------    ---------
    Accumulated benefit obligation  . . . . . . . .  $  157,811   $  130,163
    Increase in benefits due to future
      compensation increases  . . . . . . . . . . .      53,533       51,633
                                                      ----------   ----------
    Projected benefit obligation  . . . . . . . . .  $  211,344   $  181,796
    Estimated fair value of Plan assets . . . . . .     226,681      212,647
                                                      ----------   ----------
    Plan assets in excess of projected
      benefit obligation  . . . . . . . . . . . . .  $   15,337   $   30,851
    Unrecognized net loss from past experience different
       from that assumed and effects of changes
       in assumptions   . . . . . . . . . . . . . .      37,332       21,754
    Unrecognized net transition asset being
       recognized over 10 years   . . . . . . . . .        (933)      (1,866)
    Unrecognized prior service cost . . . . . . . .       1,308        2,590
                                                     ----------   ----------
Prepaid pension cost at end of year . . . . . . . .  $   53,044    $  53,329
                                                     ==========    ==========

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

                                                         (Amounts in Thousands)
1994
Sales to unaffiliated
  customers . . . . . . $855,479  $1,163,357  $527,864  $2,355,599  $1,627,156  $148,478  $     -0-   $6,677,933
Transfers between
  segments  . . . . . .    4,843       9,513     2,072       3,007         -0-       -0-     (19,435)         -0-
                        --------- ----------  --------  ----------   ---------- ---------   ---------  ---------
Total sales and
transfers . . . . . . . $860,322  $1,172,870  $529,936  $2,358,606  $1,627,156  $148,478  $ (19,435)  $6,677,933
                      ===========  ==========  =======   ========   ==========  =========   =========== ========
Operating income
 (loss) of industry
  segments  . . . . . . $ 27,172  $  126,047  $ 17,019  $   20,634  $  (33,455) $ (2,368)             $  155,049
Equity in income (loss)
  of investees (Note 4) $   (41)  $   15,466   $   155  $   (4,404) $      -0-  $   (298)             $   10,878
General corporate expenses                                                                               (66,479)
Other corporate income                                                                                    26,281
Interest expense  . . .                                                                                  (51,485)
Minority interest . . .                                                                                    4,522
                                                                                                    -------------
Income before income
  taxes and
  extraordinary item  .                                                                               $   78,766
                                                                                                      ==========
Identifiable assets at
  August 31, 1994 . . . $306,366  $  357,178  $ 92,767  $  395,159  $  341,367  $ 62,301              $1,555,138
                       ========== ==========   ========  =========   ========== =========
Investment in and
  advances to
  investees . . . . . . $    746  $   76,439  $  1,761  $   13,927  $     -0-   $  8,560  $     -0-   $  101,433
Corporate assets  .                                                                                      270,060
                                                                                                     -----------
Total assets  . . . . .                                                                               $1,926,631
                                                                                                      ==========
Provision for
  depreciation and
  amortization  . . . . $  9,911  $   14,700  $  3,815  $   16,776  $    4,011  $  7,982  $   5,765   $   62,960
                         ========  ==========  ======== ==========  ==========   =======   ========   ==========
Capital expenditures
  (including $16,888,000
  of capital assets
  of business acquired) $ 14,399  $  14,136   $  4,508  $   19,040  $    6,256  $ 26,051 $    2,274  $    86,664
                        ========= =========   ========   =========   ==========  =======  =========    ==========

1993
Sales to unaffiliated
  customers . . . . . . $887,389  $ 884,811   $479,205  $1,412,634  $  953,521  $105,380  $    -0-    $4,722,940
Transfers between
  segments  . . . . . .    5,591      7,970      2,330       3,496         -0-       -0-   (19,387)         -0-
                        --------- ----------  ---------- ----------  ----------  -------  ---------  -----------
Total sales and
  transfers . . . . . . $892,980  $ 892,781   $481,535  $1,416,130  $  953,521  $105,380  $(19,387)   $4,722,940
                        ========  =========   ========   =========   =========   =======  =========   =========
Operating income
  (loss) of
  industry segments . . $ (4,602) $  51,654   $ 20,676  $   16,485  $     104   $  2,262              $   86,579
                         ========= ========  =========  ==========   ========== ========
Equity in income (loss)
  of investees (Note 4) $      2  $  (8,223)  $   (35)  $   (3,306) $     -0-   $   (832)             $  (12,394)
Provision for loss
  on disposition
  of assets (Note 17) . (20,022)    (6,155)                 (3,253)                                      (29,430)
General corporate
  expenses  . . . . . .                                                                                  (57,721)
Other corporate income                                                                                    13,725
Interest expense  . . .                                                                                  (36,764)
Minority interest . . .                                                                                     (828)
                                                                                                       ----------
(Loss) before income
  taxes and
  extraordinary item  .                                                                               $  (36,833)
Identifiable assets at
  August 31, 1993 . . . $308,731  $  324,956  $ 94,948  $  391,152  $ 254,734   $ 5,986               $1,410,507
                         ======   ==========   =======  =========== =========   ========
Investment in and advances to
  investees . . . . . . $    526  $   72,166  $  1,572  $   18,686        -     $ 3,553   $  1,606    $   98,109
Corporate assets  . . .                                                                                  211,365
                                                                                                       ----------
Total assets  . . . . .                                                                               $1,719,981

Provision for depreciation and
  amortization  . . . . $ 13,546  $   13,843  $ 4,487   $   10,807  $    2,637  $ 3,369   $  9,041    $   57,730
                         =======  ==========   =======  ===========   ========   =======  ========    ==========
Capital expenditures
  (including
  $48,362,000 of
  capital assets
  of business acquired) $ 35,629  $   17,972  $  6,590  $   73,561  $    1,894  $  3,613  $  7,341    $  146,600
                         =======  ==========   =======  ==========   ==========  =======   =======    ===========


1992
Sales to unaffiliated
 customers  . . . . . . $979,542  $  897,820  $445,338  $  850,103  $  155,169  $101,335  $    -0-    $3,429,307
Transfers between
  segments  . . . . . .    5,727       9,744     2,531       4,064          -0-     -0-    (22,066)          -0-
                        --------  ----------  --------  ----------     --------   -------  --------   ----------
Total sales and
   transfers . . . . . .$985,269  $  907,564  $447,869  $  854,167  $  155,169  $101,335  $(22,066)   $3,429,307
                         =======  ==========  ========  ==========   ==========  ======== =========   ===========
Operating income (loss)
  of industry segments  $  8,241  $  111,907  $ 21,346  $   25,162  $    (726)  $ (5,018)             $  160,912
                         =======  ==========   =======  ==========   ==========  ========              =========
Equity in loss of investees
  (Note 4)  . . . . . . $   (31)  $   (1,362) $     15                          $   (963)             $   (2,341)
General corporate expenses                                                                               (66,982)
Other corporate income                                                                                     6,880
Interest expense  . . .                                                                                  (27,965)
                                                                                                      ----------
Income before income taxes
  and extraordinary item                                                                              $   70,504

Identifiable assets at
 August 31, 1992 . . .  $289,021  $  313,943  $ 76,300  $  201,726  $  173,376  $207,274              $1,261,640
                        ========  ==========   ========  =========  ==========   ========
Investment in and advances
  to investees  . . . . $    139  $   66,899  $  1,143  $    6,004  $    1,197  $  4,408              $   79,790
Corporate assets  . . .                                                                                  184,962
                                                                                                       ---------
Total assets  . . . . .                                                                               $1,526,392
Provision for depreciation
and amortization  . . . $ 12,269  $   14,888  $  3,013  $    9,051  $      613  $  4,513  $  6,437    $   50,784
                        ========  ==========   =======  ===========  =========   =======  ========    ===========
Capital expenditures (including
  $47,977,000 of capital assets
  of business acquired) $ 25,089  $   17,119  $  5,115  $   14,862  $   48,440  $ 11,141  $  6,165    $  127,931
                        ========  ==========   ======== ===========  ==========  =======   =======    ===========


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


(14)      Disclosures About Fair Value of Financial Instruments

     Estimates of fair values are subjective in nature and involve uncertainties and  matters  of  significant  judgment  and therefore cannot be determined with
precision.    Changes  in  assumptions  could  affect  the estimates.  Except as follows,  the  fair  market  value  of  the  Company's  financial  instruments approximates the carrying value:
                                     August 31, 1994          August 31, 1993
                                  --------------------      -------------------
                                   Carrying       Fair       Carrying      Fair
                                    Amount       Value        Amount      Value
                                   -------      ------        -------      ----
                                             (Amounts in Thousands)
Financial Assets:
   Investment and long-term
   receivables:
      Notes receivable from investees,
       20% to 50% owned . . .       $  48,955     $  45,41     $  60,204    $  58,111
      National Bank for
       Cooperatives . . . . .          28,786         ****        31,824         ****
      Other cooperatives:
         Equities . . . . . .          28,132         ****        22,877         ****
         Notes receivable . .          14,530        13,385       14,813       13,408
Financial Liabilities:
   Long-term debt:
      Subordinated certificates of investment,
      capital investment certificates and
      subordinated monthly
      interest certificates .       $ 280,111     $ 284,523    $ 255,770    $ 287,168

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


(15)      Related Party Transactions

     Farmland Hydro, L.P., Hyplains Beef, L.C. (50%-owned investees) and N a t ional Beef Packing Company, L.P. (a 58%-owned consolidated limited partnership) have credit agreements with various banks. Borrowings under these agreements are nonrecourse to Farmland and its other affiliates. Cash distributions by these entities to their owners are restricted by these credit agreements. To support the efforts of these entities to meet compliance provisions of their credit agreements, Farmland advances funds and provides management and administrative services to these entities, in certain instances, on terms less advantageous to Farmland than transactions conducted by Farmland in the ordinary course of its business. At August 31, 1994, Farmland's equity investments in and advances to these entities amounted to $132,613,000.


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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of Farmland are as follows:

                                                      Expira-
                                                        tion      Total
                                                         of      Years of
                              Age as of   Positions   Present   Service as
                              August 31,  Held With   Term as     Board
            Name                 1994     Farmland    Director    Member   Business Experience During Last Five Years
            -----                 --        ----        ----       ---     ---------------------------------------


Albert J. Shivley                 51     Chairman of    1995        10    General Manager--American
                                                                          Pride Co-op Association,
                                          the Board                       Brighton, Colorado, a local
                                                                          cooperative
                                                                          association of
                                                                          farmers and ranchers.

H. D. Cleberg                     55      President     1994        4     Mr. Cleberg has been with
                                                                          Farmland since 1968.  He was
                                          and Chief                       named as president-elect in February
                                                                          1991 and became
                                          Executive                       President in April 1991.  From
                                                                          September 1990 to January
                                           Officer                        1991 he served as Senior Vice President
                                                                          and Chief Operating Officer, Agricultural
                                                                          Group. From April 1989
                                                                          to August 1990 he served as Executive
                                                                          Vice President Operations.

Otis H. Molz                      63        Vice        1994        11    Producer--Deerfield, Kansas.  Mr.
                                                                          Molz has served as
                                        Chairman and                      Chairman of the Board of the National
                                                                          Bank for
                                            Vice                          Cooperatives since January 1993.  He
                                                                          served as Chairman
                                          President                       of the Board of Directors of Farmland
                                                                          Industries, Inc.
                                                                          from December 1991 to December 1992.
                                                                          He served as First
                                                                          Vice President of the National Bank for
                                                                          Cooperatives
                                                                          from January 1990 to January of 1993.
                                                                          He was Second
                                                                          Vice Chairman from January 1, 1989 to
                                                                          January 1, 1990.

Lyman Adams, Jr.                  43                    1995        2     General Manager--Cooperative
                                                                          Grain and Supply,
                                                                          Hillsboro, Kansas, a local cooperative
                                                                          association of
                                                                          farmers and ranchers.

Ronald J. Amundson                50                    1994        6     General Manager--Central Iowa
                                                                          Cooperative, Jewell, Iowa,
                                                                          a local cooperative association of farmers
                                                                          and ranchers.

Baxter Ankerstjerne               58                    1996        4     Producer--Peterson, Iowa.  Since
                                                                          December 1988 Mr.
                                                                          Ankerstjerne has served as Chairman of
                                                                          the Board of
                                                                          Directors of Farmers Cooperative,
                                                                          Association, Marathon,
                                                                          Iowa, a local cooperative association of
                                                                          farmers and
                                                                          ranchers.

Jody Bezner                       53                    1994        3     Producer--Texline, Texas.

Richard L. Detten                 60                    1996        7     Producer--Ponca City, Oklahoma.

Steven Erdman                     44                    1995        2     Producer--Bayard, Nebraska

Warren Gerdes                     46                    1995        *     General Manager--Farmers
                                                                          Cooperative Elevator Company,
                                                                          Buffalo Lake, Minnesota, a local
                                                                          cooperative association
                                                                          of farmers and ranchers.

Ben Griffith                      45                    1995        5     General Manager--Central
                                                                          Cooperatives, Inc., Pleasant
                                                                          Hill, Missouri, a local cooperative
                                                                          association of
                                                                          farmers and ranchers.

Gail D. Hall                      52                    1994        6     General Manager--Lexington
                                                                          Cooperative Oil Company,
                                                                          Lexington, Nebraska, a local cooperative
                                                                          association of
                                                                          farmers and ranchers.

Barry Jensen                      49                    1996        4     Producer--White River, South
                                                                          Dakota.  Since May 1989 Mr.
                                                                          Jensen has served as President of Farmers
                                                                          Co-op Oil
                                                                          Association, Winner, South Dakota, a local
                                                                          cooperative
                                                                          association of farmers and ranchers.

Robert Merkle                     65                    1994        12    Producer--Ashkum, Illinois and a
                                                                          Director of Tri Central
                                                                          Co-op, Ashkum, Illinois, a local
                                                                          cooperative association
                                                                          of farmers and ranchers.

Greg Pfenning                     45                    1994        2     Producer--Hobart, Oklahoma.
                                                                          Director of Hobart &
                                                                          Roosevelt Cooperative, a local cooperative
                                                                          association
                                                                          of farmers and ranchers.

Vonn Richardson                   61                    1996        7     Producer--Plains, Kansas.
                                                                          President of The Plains
                                                                          Equity Exchange and Cooperative Union,
                                                                          Plains, Kansas, a
                                                                          local cooperative association of farmers
                                                                          and ranchers.

Monte Romohr                      41                    1996        4     Producer--Gresham, Nebraska.
                                                                          In March 1988, Mr. Romohr
                                                                          became President of Farmers Co-op
                                                                          Business Association,
                                                                          Shelby, Nebraska, a local cooperative
                                                                          association of
                                                                          farmers and ranchers.

Joe Royster                       42                    1996        1     General Manager--Dacoma Farmers
                                                                          Cooperative, Inc.,
                                                                          Dacoma, Oklahoma, a local cooperative
                                                                          association of
                                                                          farmers and ranchers.

Paul Ruedinger                    64                    1995        11    Producer--Van Dyne, Wisconsin.


Raymond J. Schmitz                63                    1996        7     Producer--Baileyville, Kansas

Theodore J. Wehrbein              49                    1995        8     Producer--Plattsmouth, Nebraska.
                                                                          Past Director of
                                                                          Nehawka Farmers Cooperative Company,
                                                                          Nehawka, Nebraska,
                                                                          a local cooperative association of farmers
                                                                          and ranchers.

Robert Zinkula                    64                    1996        4     Producer--Mount Vernon, Iowa.
                                                                          Secretary and Treasurer
                                                                          of Linn Cooperative Oil Company, Marion,
                                                                          Iowa, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
-----------------
*Elected to the Farmland Industries, Inc. Board of Directors in April 1994.

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

     The executive officers of Farmland are:

                 Age as of
                 August 31,
Name                 1994                  Principal Occupation and Other Positions
----             ------------              ----------------------------------------
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

H. D. Cleberg       55               President  and  Chief  Executive Officer  -  Mr.  Cleberg  has been with
                                         Farmland  since  1968.    He  was  appointed  to his present position
                                         effective April 1991.  From September 1990 to March 1991 he served as
                                         Senior  Vice  President and Chief Operating Officer.  From April1 1989
                                         to  August  1990  he  served as Executive Vice President, Operations.
                                         From  October  1987  to  March  1989  he served as Vice President and
                                         General  Manager,  Fertilizer  and  Ag Chemicals Operations, and from
                                         July  1986  to September 1987 he served as President, Farmland Foods.
                                         Prior  to  July  1986 he held several executive management positions, most recently Vice President, Field Services and Operations Support.

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

B. L. Sanders       53               Vice  President  and  Corporate Secretary  -  Dr.  Sanders has been with
                                         Farmland  since  1968.    He was appointed to his present position in
                                         September  1991.  From April 1990 to September 1991 he served as Vice
                                         President,  Strategic Planning and Development.  From October 1987 to
                                         March  1990 he served as Vice President, Planning.  From July 1986 to
                                         S e ptember  1987  he  served  as  Director,  Management Information
                                         Services.    From  July  1984  to  June  1986  he served as Executive
                                         Director, Corporate Strategy and Research and from 1968 to June 1984, as Executive Director, Economic and Market Research.


                             EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to the Company in all capacities during 1994, 1993 and 1992.

                                                           Annual Compensation
                                                                       Employee
                                         Year                         Variable          Other
Name and                                Ending                       Compensation       Annual
Principal Position                    August 31         Salary           Plan        Compensation
------------------                       -----          --------       ----------      -------
H. D. Cleberg,    . . . . . . . . . .    1994        $    439,728     $   338,481
President and     . . . . . . . . . .    1993        $    433,506
Chief Executive Officer                  1992        $    408,972     $   185,745

G. E. Evans,      . . . . . . . . . .    1994        $    278,304     $   217,761
Senior Vice President                    1993        $    278,304
Agricultural Production                  1992        $    255,900     $   114,257
Marketing/Processing

R. W. Honse,      . . . . . . . . . .    1994        $    251,532     $   205,206
Executive Vice President                 1993        $    231,964
Agricultural Inputs Operations           1992        $    204,686     $    94,433

J. F. Berardi,    . . . . . . . . . .    1994        $    216,252     $   146,576
Executive Vice President                 1993        $    206,016
and Chief Financial Officer              1992        $    100,008     $    28,075

S. P. Dees,       . . . . . . . . . .    1994        $    205,066     $   119,093      $ 124,138(a)
Executive Vice President                 1993        $    205,366
Farmland and Director                    1992        $    195,738     $    51,521
General of Farmland
Industrias, S.A. de C.V.
--------------------

(a) Mr. Dees received a differential remuneration and reimbursements for taxes in connection with foreign assignments.

     An Annual Employee Variable Compensation Plan, a Long-Term Management I n centive Plan, and an Executive Deferred Compensation Plan have been established by the Company to meet the competitive salary programs of other companies, and to provide a method of compensation which is based on the Company's performance.

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

     The following table sets forth the estimated annual benefits payable at age 65 for members of the Retirement Plan, which benefits are not reduced by virtue of Social Security payments:

  Remuneration                          Years of Service
  Salaries               15             20             25             30
------------------   -----------    --------       -----------    --------

  $   100,000  . . . $  26,250       $   35,000     $  43,750     $  52,500
      125,000  . . .    32,812           43,750        54,687        65,625
      150,000  . . . .  39,375           52,500        65,625        78,750
      175,000  . . .    45,937           61,250        76,562        91,875
      200,000  . . . .  52,500           70,000        87,500       105,000
      225,000  . . . .  59,062           78,750        98,437       118,125*
      250,000  . . . .  65,625           87,500       109,375       131,250*
      275,000  . . . . .72,187           96,250       120,312*      144,375*
      300,000  . . . .  78,750          105,000       131,250*      157,500*

    ------------------------
*Exceeds the actual amount which can be paid pursuant to the present limitations of TEFRA.

     Subject to the $150,000 maximum limit on annual compensation which may be covered by a qualified pension plan, amounts included in the cash compensation table do not vary substantially from the compensation covered by the pension plan.

     The following table sets forth the credited years of service for the executive officers of the Company at August 31, 1994.

                    Name                       Years of Creditable
                                                     Service
                    ----                        ------------------
                 H. D. Cleberg  . . . . . . . . . . . .    29
                 G. E. Evans  . . . . . . . . . . . . .    20
                 R. W. Honse  . . . . . . . . . . . . .    20
                 J. F. Berardi  . . . . . . . . . . . .     1
                 S. P. Dees . . . . . . . . . . . . . .     9


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


     (3)  Exhibits

               Articles of Incorporation and Bylaws:

          3.A Articles of Incorporation and Bylaws of Farmland Industries, Inc. effective December 1, 1993. (Incorporated by Reference
                   - Form 10-K, filed November 29, 1994)

              Instruments  Defining  the  Rights  of Security Holders, Including
              Indentures:

          4.A(1) Trust Indenture dated November 20, 1981, as amended January 4, 1982, including specimen of Demand Loan Certificates. (Incorporated by Reference - Form S-1, No.2-75071, effective January 7, 1982)

          4.A(2) Trust Indenture dated November 8, 1984, as amended J a n u ary 3, 1985, including specimen of 20-year S u b o r dinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No.2-94400, effective December 31, 1984)

          4.A(2)(1)     Amendment  Number  2,  dated  December 3, 1991, to Trust
                        Indenture  dated  November 8, 1984 as amended January 3,
                        1985,   covering  Farmland  Industries,  Inc.'s  20-Year
                        S u b o r d inated   Capital   Investment   Certificates
                        (Incorporated  by Reference - Form SE, filed December 3,
                        1991)

          4.A(3) Trust Indenture dated November 8, 1984, as amended J a n u ary 3, 1985, including specimen of 10-year S u b o r dinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No.2-94400, effective December 31, 1984)

          4.A(3)(1)     Amendment  Number  2,  dated  December 3, 1991, to Trust
                        Indenture  dated  November 8, 1984 as amended January 3,
                        1985,   covering  Farmland  Industries,  Inc.'s  10-Year
                        S u b o r dinated   Capital   Investment   Certificates.
                        (Incorporated  by Reference - Form SE, filed December 3,
                        1991)

          4.A(4)        Trust  Indenture  dated  November  8,  1984,  as amended
                        J a n u a ry 3, 1985, including specimen of 5-year S u b o r dinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No.2-94400, effective December 31, 1984)

          4.A(4)(1)     Amendment  Number  2,  dated  December 3, 1991, to Trust
                        Indenture  dated  November 8, 1984 as amended January 3,
                        1 9 85,  covering  Farmland  Industries,  Inc.'s  5-Year
                        S u b o r dinated   Capital   Investment   Certificates.
                        (Incorporated  by Reference - Form SE, filed December 3,
                        1991)

          4.A(5)        Trust  Indenture  dated  November  8,  1984,  as amended
                        January 3, 1985 and November 20, 1985, including specimen of 10-year Subordinated Monthly Income Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

          4.A(6)        Trust   Indenture  dated  November  11,  1985  including
                        specimen of the 5-year Subordinated Monthly Income Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 33-1970, effective December 31, 1985)

              I n struments  Defining  Rights  of  Owners  of  Indebtedness  not
              Registered:

          4.B(1) Credit Agreement among Farmland Industries, Inc., as Borrower, ABN Amro Bank N.V., The Bank of Nova Scotia, Boatmen's First National Bank of Kansas City, The Chase Manhattan Bank, N.A., Commerce Bank of Kansas City, N.A., NBD Bank, N.A., as Banks and The National Bank for C o o peratives, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as Banks and as Co-Agents, dated May 19, 1994, (the "Syndicated Credit Facility"). (Incorporated by Reference - Form 10-Q filed July 14, 1994)

          4.B(2) List identifying contents of all omitted schedules referenced in and not filed with, the Syndicated Credit F a cility, dated May 19, 1994. (Incorporated by Reference - Form 10-Q, filed July 14, 1994)

              Material Contracts:

                   Lease Contracts:

          10.A(1) The First National Bank of Chicago, not individually but s o l e l y as Trustee for AT&T Commercial Finance Corporation, The Boatmen's National Bank of St. Louis, Firstier Bank, N.A. and Norwest Bank Minnesota, National Association and Farmland Industries, Inc. consummated a leveraged lease in the amount of $73,153,000 dated September 6, 1991. (Incorporated by Reference - Form SE, filed December 3, 1991.)

          10.A(2) The First National Bank of Commerce as Trustee for General Electric Credit Corporation as Beneficiary and Farmland Industries, Inc. consummated a leveraged lease in the amount of $51,909,257.90 dated March 17, 1977. (Incorporated by Reference - Form S-1, No.2-60372, effective December 22, 1977).

              Management Remunerative Plans Filed Pursuant to Item 14C of this Report.

          10.(iii)(A)(1)          Annual  Employee  Variable  Compensation  Plan
                                  ( S e ptember  1,  1994  -  August  31,  1995)
                                  (Incorporated  by Reference - Form 10-K, filed
                                  November 29, 1994)

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

          10.(iii)(A)(3)          Farmland  Industries,  Inc. Executive Deferred
                                  Compensation Plan (Incorporated by Reference -
                                  Form SE, filed November 23, 1987)

          21. Subsidiaries of the Registrant (Incorporated by Reference - Form 10-K, filed November 29, 1994)

          24. Power of Attorney (Incorporated by Reference - Form 10-K, filed November 29, 1994)

(B)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(C)  Exhibits

          The exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed with the Securities and Exchange Commission and are incorporated by reference as part of this Form 10-K/A. See Item 14(A)(3).

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



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES

               For the Years Ended August 31, 1994, 1993 and 1992

                                         Balance at                      Deductions           Balance at
                                       the Beginning                Amounts       Amounts      the End
  Name of Debtor                       of the Period  Additions    Collected    Written Off  of the Period

                                                                   (Amounts in Thousands)

AUGUST 31, 1994
  S.F. Industries (a)   . . . . . . . . .   $    450  $    2,000   $    2,450   $      -0-   $       -0-
  Hyplains Beef (b)   . . . . . . . . . .   $  6,126  $   17,744   $      -0-   $      -0-   $    23,870



AUGUST 31, 1993
  S.F. Industries   . . . . . . . . . . .   $    950  $      -0-   $      500   $      -0-   $       450
  Hyplains Beef   . . . . . . . . . . . .   $  4,348  $    1,778   $      -0-   $      -0-   $     6,126

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


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                    SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                       For the Year Ended August 31, 1994

                                                                                       Other
                                               Balance                                Charges       Balance
                                            September 1,   Additions   Retirements      Add/       August 31,
     Classification                             1993        at Cost     or Sales     (Deduct)        1994
      --------------                        ------------   ----------  -----------  ---------    ------------
                                                                   (Amounts in Thousands)
Land and Land Improvements  . . . . . . .   $     11,825  $    2,214   $       16   $    (409)   $    13,614
Site Improvements . . . . . . . . . . . .         26,877       1,524          129         375         28,647
Buildings         . . . . . . . . . . . .        215,420       7,814        1,523       3,056        224,767
Machinery and Equipment . . . . . . . . .        678,784      61,997       12,976     (11,122)       716,683
Automotive Equipment  . . . . . . . . . .         46,807       8,349        8,617      19,447         65,986
Furniture and Fixtures  . . . . . . . . .         45,405       7,982        4,236        (538)        48,613
Livestock         . . . . . . . . . . . .          4,373       1,968        1,639        (776)         3,926
Mining Properties . . . . . . . . . . . .          3,119         -0-          -0-         -0-          3,119
Leasehold Improvements  . . . . . . . . .         12,149       2,716          -0-         220         15,085
Capital Lease     . . . . . . . . . . . .         52,342       1,691        2,955        (122)        50,956
Construction and Acquisitions
     in Progress (a)  . . . . . . . . . .         57,242     (26,479)         -0-          -0-        30,763
                                               ---------     --------    ---------    --------    ----------

     Total Property, Plant
          and Equipment   . . . . . . . .   $  1,154,343  $   69,776   $   32,091   $  10,131    $ 1,202,159
                                            =============  ===========  ===========  ===========  ==========

(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                    SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                       For the Year Ended August 31, 1993

                                                                                       Other
                                               Balance                                Charges       Balance
                                            September 1,   Additions    Retirements      Add/     August 31,
     Classification                             1992        at Cost     or Sales     (Deduct)        1993
      --------------                        ------------   ----------  -----------  -----------  ------------
                                                                   (Amounts in Thousands)
Land and Land Improvements  . . . . . . .   $   11,437   $      880  $    1,043   $      551   $    11,825
Site Improvements . . . . . . . . . . . .       15,308       10,087          96        1,578        26,877
Buildings         . . . . . . . . . . . .      193,215       34,531       9,806       (2,520)      215,420
Machinery and Equipment . . . . . . . . .      593,014       77,998      11,409       19,181       678,784
Automotive Equipment  . . . . . . . . . .       46,324        6,459       2,032       (3,944)       46,807
Furniture and Fixtures  . . . . . . . . .       37,850        7,251       1,491        1,795        45,405
Livestock         . . . . . . . . . . . .          -0-         -0-          -0-        4,373         4,373
Mining Properties . . . . . . . . . . . .       26,569          217         -0-      (23,667)        3,119
Leasehold Improvements  . . . . . . . . .       10,215        5,745         158       (3,653)       12,149
Fertilizer Properties . . . . . . . . . .       48,695         -0-          -0-      (48,695)          -0-
Capital Lease     . . . . . . . . . . . .          -0-         -0-          -0-       52,342        52,342
Construction and Acquisitions
     in Progress(a)   . . . . . . . . . .       53,812        3,432         -0-           (2)       57,242
                                               ---------      -------     -------      --------     --------
      Total Property, Plant
          and Equipment   . . . . . . . .  $ 1,036,439   $  146,600  $   26,035   $    (2,661) $ 1,154,343
                                           =============   ==========   =========   ===========  ==========

(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                    SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                       For the Year Ended August 31, 1992

                                                                          Other
                                              Balance      Charges      Balance                 Balance
                                            September 1,   Additions   Retirements      Add/    August 31,
     Classification                             1991        at Cost     or Sales     (Deduct)      1992
      --------------                        ------------   ----------  -----------  -----------  ------------

                                                                   (Amounts in Thousands)

Land and Land Improvements  . . . . . . .   $    12,560   $   2,618   $   3,534    $   (207)   $   11,437
Site Improvements . . . . . . . . . . . .        19,751         425       6,146       1,278        15,308
Buildings         . . . . . . . . . . . .       154,062      50,132      10,217        (762)      193,215
Machinery and Equipment . . . . . . . . .       711,751      35,653     151,368      (3,022)      593,014
Automotive Equipment  . . . . . . . . . .        44,328       8,071       5,852        (223)       46,324
Furniture and Fixtures  . . . . . . . . .        37,166       5,462       5,264         486        37,850
Mining Properties . . . . . . . . . . . .        82,672         -0-      54,826      (1,277)       26,569
Leasehold Improvements  . . . . . . . . .         9,465         749         -0-           1        10,215
Fertilizer Properties . . . . . . . . . .        49,544         -0-         849         -0-        48,695
Construction and Acquisitions
     in Progress(a)   . . . . . . . . . .        35,207      24,821       4,574      (1,642)       53,812
                                               ---------     -------     -------     --------     --------
      Total Property, Plant
          and Equipment   . . . . . . . .   $ 1,156,506   $ 127,931   $  242,630   $ (5,368)   $ 1,036,439
                                            ============   ==========   ==========   ========     =========

(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


  SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
               PLANT AND EQUIPMENT

                       For the Year Ended August 31, 1994

                                                          Additions
                                                          Charged to                      Other
                                               Balance    Profit and     Retirements,    Charges       Balance
                                            September 1,   Loss of       Renewals and     Add/        August 31,
     Classification                             1993        Income       Replacements   (Deduct)          1994
      --------------                        ------------   ----------  ------------     ---------      ------

                                                                      (Amounts in Thousands)

Land Improvements . . . . . . . . . . . .   $       154    $      1   $      -0-   $    -0-    $       155
Site Improvements . . . . . . . . . . . .        12,707       1,337           91         (7)        13,946
Buildings         . . . . . . . . . . . .        76,426       8,950          820      2,740         87,296
Machinery and Equipment . . . . . . . . .       453,705      28,449        4,472     (2,215)       475,467
Automotive Equipment  . . . . . . . . . .        36,062       4,356        3,623      9,626         46,421
Furniture and Fixtures  . . . . . . . . .        27,855       7,361        3,227        162         32,151
Livestock         . . . . . . . . . . . .         1,768       1,396        1,013       (362)         1,789
Mining Properties . . . . . . . . . . . .           192          19          -0-        -0-            211
Leasehold Improvements  . . . . . . . . .         3,847       1,323          -0-        213          5,383
Capital Lease     . . . . . . . . . . . .        37,249       3,350        2,429       (120)        38,050
Construction and Acquisitions
     in Progress (a)  . . . . . . . . . .           -0-         -0-          -0-        -0-            -0-
                                               ---------     -------       ------      -------     ---------

     Totals       . . . . . . . . . . . .   $   649,965  $   56,542   $   15,675   $ 10,037   $    700,869
                                            ===========   ==========   ==========   =======       =========

(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.

     Note:  The following percentages are used for computing depreciation:


                    Land Improvements   . . . . .          6 to 10%
                    Site Improvements   . . . . .          3 to 30%
                    Buildings   . . . . . . . . .          2 to 10%
                    Machinery and Equipment   . .          3 to 20%
                    Automotive Equipment  . . . .         10 to 33%
                    Furniture and Fixtures  . . .         10 to 20%
                    Livestock   . . . . . . . . .         25 to 50%
                    Mining Properties   . . . . .          4 to 21%
                    Leasehold Improvements  . . .          4 to 6%
                    Fertilizer Properties   . . .          6 to 7%
                    Capital Lease   . . . . . . .          6 to 7%




                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


  SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
               PLANT AND EQUIPMENT


                       For the Year Ended August 31, 1993

                                                           Additions
                                                          Charged to                   Other
                                               Balance    Profit and     Retirements,  Charges       Balance
                                            September 1,   Loss of      Renewals and    Add/         August 31,
     Classification                             1992        Income      Replacements   (Deduct)        1993
      --------------                        ------------   ----------  ------------ ---------  --------------

                                                                     (Amounts in Thousands)

Land Improvements . . . . . . . . . . . .   $       153  $        1   $      -0-   $    -0-   $        154
Site Improvements . . . . . . . . . . . .        10,377       2,439           94        (15)        12,707
Buildings         . . . . . . . . . . . .        69,907       7,832          875        (438)       76,426
Machinery and Equipment(a)  . . . . . . .       418,331       28,72       10,499      17,153       453,705
Automotive Equipment  . . . . . . . . . .        32,827       4,366        1,474         343        36,062
Furniture and Fixtures  . . . . . . . . .        21,537       6,398        1,333       1,253        27,855
Livestock         . . . . . . . . . . . .                                              1,768         1,768
Mining Property . . . . . . . . . . . . .                                                192           192
Leasehold Improvements  . . . . . . . . .         3,211         872           11        (225)        3,847
Fertilizer Properties . . . . . . . . . .        34,094       3,199           78      (37,215)         -0-
Capital Lease     . . . . . . . . . . . .                                              37,249       37,249
Construction and Acquisitions
     in Progress (b)  . . . . . . . . . .           -0-         -0-          -0-          -0-           -0-
                                               ---------     -------       -------     -------      ---------

     Totals       . . . . . . . . . . . .   $   590,437  $   53,827   $   14,364   $    20,065   $ 649,965
                                             ==========  ==========   ==========    ==========    =========

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

     Note:  The following percentages are used for computing depreciation:

                    Land Improvements   . . . . .       6 to 10%
                    Site Improvements   . . . . .       3 to 30%
                    Buildings   . . . . . . . . .       2 to 10%
                    Machinery and Equipment   . .       3 to 20%
                    Automotive Equipment  . . . .      10 to 33%
                    Furniture and Fixtures  . . .      10 to 20%
                    Livestock   . . . . . . . . .      25 to 50%
                    Mining Properties   . . . . .       4 to 21%
                    Leasehold Improvements  . . .       4 to 6%
                    Fertilizer Properties   . . .       6 to 7%
                    Capital Lease   . . . . . . .       6 to 7%



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES


  SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
               PLANT AND EQUIPMENT


                       For the Year Ended August 31, 1992

                                                          Additions
                                                          Charged to                     Other
                                               Balance    Profit and     Retirements,   Charges       Balance
                                            September 1,    Loss of     Renewals and     Add/         August 31,
     Classification                             1991        Income      Replacements   (Deduct)        1992
      --------------                        ------------   ----------  ------------ -----------  ------------

                                                                        (Amounts in Thousands)

Land Improvements . . . . . . . . . . . .   $       153   $       1   $      -0-   $     (1)   $       153
Site Improvements . . . . . . . . . . . .        13,666         676        3,968          3         10,377
Buildings         . . . . . . . . . . . .        72,369       5,810        8,261        (11)        69,907
Machinery and Equipment . . . . . . . . .       488,684      29,592       98,262      1,683)       418,331
Automotive Equipment  . . . . . . . . . .        32,293       3,149        2,626         11         32,827
Furniture and Fixtures  . . . . . . . . .        22,075       3,738        5,486      1,210         21,537
Leasehold Improvements  . . . . . . . . .         2,375         836          -0-        -0-          3,211
Fertilizer Properties . . . . . . . . . .        34,066       3,591        3,563        -0-         34,094
Construction and Acquisitions in
     Progress(a)    . . . . . . . . . . .           113         -0-          -0-       (113)           -0-
                                              ---------      -------      ------      --------       ----

     Totals       . . . . . . . . . . . .   $   665,794  $   47,393   $  122,166   $   (584)   $   590,437
                                            ============ ==========    ==========  =========     =========

(a) Construction and acquisitions in progress reflects the net change for the period after transfers to other classifications.

     Note:  The following percentages are used for computing depreciation:

                    Land Improvements   . . . . . .    6 to 10%
                    Site Improvements   . . . . . .    3 to 30%
                    Buildings   . . . . . . . . . .    2 to 10%
                    Machinery and Equipment   . . .    3 to 20%
                    Automotive Equipment  . . . .     10 to 33%
                    Furniture and Fixtures  . . .     10 to 20%
                    Leasehold Improvements  . . . .     4 to 6%
                    Fertilizer Properties   . . . .     6 to 7%


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS


                                                                                                   Weighted
                                                                         Maximum      Average       Average
                                                                         Amount       Amount       Interest
                                               Balance     Weighted    Outstanding  Outstanding      Rate
     Category of Aggregate                     End of       Average      During       During      During the
     Short-Term Borrowings                     Period   Interest Rate  the Period   the Period      Period (1)
      ---------------------                 ------------   -----------       -----  -----------  -------------

                                                                   (Amounts in Thousands)

August 31, 1994:
Demand Loan Certificates  . . . . . . . .   $     23,158     4.3%      $     39,873   $   28,299       3.9%
Bank Debt                                   $  . 281,886     5.2%      $    417,446   $  302,500       4.2%

August 31, 1993:
Demand Loan Certificates  . . . . . . . .   $     29,860     3.8%      $     46,403   $   35,002       4.3%
Bank Debt        . . . . . . . . . . . .    $    268,783     4.1%      $    370,726   $  348,230       4.2%

August 31, 1992:
Demand Loan Certificates  . . . . . . . .   $     43,084     5.5%      $    58,684   $    50,516       6.3%
Bank Debt        . . . . . . . . . . . .    $    200,072     4.5%     $    200,822   $   174,397       5.3%

  (1)The weighted average interest rate was calculated by dividing an interest amount on short-term borrowings by the average daily balance of short-term borrowings during the period.




             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                             Charged to Costs and Expenses
                                             For the Year Ended August 31
                                    ---------------------------------------------------
                                        1994               1993               1992
                                    -------------      -------------      -------------

                                            (Amounts in Thousands)

    1. Maintenance and repairs  . .   $   58,730       $   61,273         $     50,252

 Note: All other items required by Schedule X are excluded as such items are less than one (1) percent of total sales for each of the years presented.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act, Farmland Industries, Inc. has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Kansas City, State of Missouri on September 18, 1995.

                                    FARMLAND INDUSTRIES, INC.


                                    By             H. D. CLEBERG
                                       --------------------------------------
                                                   H. D. Cleberg
                                       President and Chief Executive Officer


                                    By            JOHN F. BERARDI
                                       --------------------------------------
                                                  John F. Berardi
                                            Executive Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this Form 10-K/A has been signed for the following persons on the date indicated pursuant to valid Power of Attorney executed on October 19, 1994.

              Signature                    Title               Date
               ---------                   -----                ----


          ALBERT J. SHIVLEY            Chairman of Board,   September 18, 1995
   ---------------------------------
          Albert J. Shivley            Director

             OTIS H. MOLZ              Vice Chairman        September 18, 1995
   ---------------------------------    of Board,
             Otis H. Molz               Director

           LYMAN ADAMS, JR.            Director             September 18, 1995
   ---------------------------------
             Lyman Adams

          RONALD J. AMUNDSON           Director             September 18, 1995
   ---------------------------------
          Ronald J. Amundson

         BAXTER ANKERSTJERNE           Director             September 18, 1995
   ---------------------------------
         Baxter Ankerstjerne

             JODY BEZNER               Director             September 18, 1995
   ---------------------------------
             Jody Bezner



          RICHARD L. DETTEN            Director             September 18, 1995
   ---------------------------------
          Richard L. Detten

            WILLARD ENGEL              Director             September 18, 1995
   ---------------------------------
            Willard Engel

            STEVEN ERDMAN              Director             September 18, 1995
   ---------------------------------
            Steven Erdman

             BEN GRIFFITH              Director             September 18, 1995
   ---------------------------------
             Ben Griffith

             GAIL D. HALL              Director             September 18, 1995
   ---------------------------------
             Gail D. Hall

             BARRY JENSEN              Director             September 18, 1995
   ---------------------------------
             Barry Jensen

            ROBERT MERKLE              Director             September 18, 1995
   ---------------------------------
            Robert Merkle

            GREG PFENNING              Director             September 18, 1995
   ---------------------------------
            Greg Pfenning

           VONN RICHARDSON             Director             September 18, 1995
   ---------------------------------
           Vonn Richardson

             MONTE ROMOHR              Director             September 18, 1995
   ---------------------------------
             Monte Romohr

             JOE ROYSTER               Director             September 18, 1995
   ---------------------------------
             Joe Royster

            PAUL RUEDINGER             Director             September 18, 1995
   ---------------------------------
            Paul Ruedinger

          RAYMOND J. SCHMITZ           Director             September 18, 1995
   ---------------------------------
          Raymond J. Schmitz

         THEODORE J. WEHRBEIN          Director             September 18, 1995
   ---------------------------------
         Theodore J. Wehrbein

            ROBERT ZINKULA             Director             September 18, 1995
   ---------------------------------
            Robert Zinkula