Form 10-Q/A
period 1994-11-30
FARMLAND INDUSTRIES INC
filed 1995-09-19
CIK 34616

FORM 10-Q/A
                               (Amendment No. 2)


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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                             November 30
                                                                                1994           August 31
                                                                              Restated           1994
                                                                            --------------    ---------------
                                                                              (Amounts in Thousands)
Current Assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .  $          -0-      $       44,084
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .         380,854             394,906
     Inventories (Note 2)   . . . . . . . . . . . . . . . . . . . . . . .         590,826             538,314
     Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . .          10,769              15,159
     Other current assets   . . . . . . . . . . . . . . . . . . . . . . .          95,060             103,980
                                                                            --------------    ---------------

          Total Current Assets  . . . . . . . . . . . . . . . . . . . . .  $    1,077,509      $    1,096,443
                                                                            --------------    ---------------


Investments and  Long-Term Receivables  . . . . . . . . . . . . . . . . .  $      197,094      $      189,601
                                                                            --------------    ---------------


Property, Plant and Equipment:
     Property, plant and equipment, at cost   . . . . . . . . . . . . . .  $    1,218,935      $    1,202,159
     Less accumulated depreciation and amortization   . . . . . . . . . .         711,943             700,869
                                                                            --------------    ---------------

Net Property, Plant and Equipment . . . . . . . . . . . . . . . . . . . .  $      506,992      $      501,290
                                                                            --------------    ---------------


Other Assets      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      138,783      $      139,297
                                                                            --------------    ---------------

Total Assets      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,920,378      $    1,926,631
                                                                            ==============    ===============

See Accompanying Notes to Condensed Consolidated Financial Statements.


                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             LIABILITIES AND EQUITIES

                                                                             November 30
                                                                                1994              August 31
                                                                              Restated              1994
                                                                            --------------    ---------------
                                                                             (Amounts in Thousands)
Current Liabilities:
     Accounts and notes payable   . . . . . . . . . . . . . . . . . . . .  $      442,479      $      548,476
     Current maturities of long-term debt   . . . . . . . . . . . . . . .          34,943              27,840
     Customers' advances on product purchases   . . . . . . . . . . . . .          74,466              24,438
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . .         224,731             204,985
                                                                            --------------    ---------------

          Total Current Liabilities   . . . . . . . . . . . . . . . . . .  $      776,619      $      805,739
                                                                            --------------    ---------------

Long-Term Debt (excluding current maturities) . . . . . . . . . . . . . .  $      493,161      $      517,806
                                                                            --------------    ---------------

Deferred Income Taxes (Note 1)  . . . . . . . . . . . . . . . . . . . . .  $        6,340      $        6,340
                                                                            --------------    ---------------

Minority Owners' Equity in Subsidiaries . . . . . . . . . . . . . . . . .  $       11,453      $       11,733

Net Income (Note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       47,945      $          -0-
                                                                            --------------    ---------------

Capital Shares and Equities:
     Common shares, $25 par value - Authorized
          50,000,000 shares   . . . . . . . . . . . . . . . . . . . . . .  $      399,361      $      363,562
     Other equities   . . . . . . . . . . . . . . . . . . . . . . . . . .         185,499             221,451
                                                                            --------------    ---------------

          Total Capital Shares and Equities   . . . . . . . . . . . . . .  $      584,860      $      585,013
                                                                            --------------    ---------------






Total Liabilities and Equities  . . . . . . . . . . . . . . . . . . . . .  $    1,920,378      $    1,926,631
                                                                            ==============     ===============


                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                     ----------------------------------
                                                                       November 30         November
                                                                          1994               1993
                                                                        Restated           Restated
                                                                     ---------------    ---------------
                                                                           (Amounts in Thousands)
Sales             . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,616,167     $    1,473,992

Cost of sales     . . . . . . . . . . . . . . . . . . . . . . . . .       1,481,889          1,383,764
                                                                     ---------------    ---------------

Gross income      . . . . . . . . . . . . . . . . . . . . . . . . .  $      134,278     $       90,228
                                                                     ---------------    ---------------

Selling, general & administrative expenses  . . . . . . . . . . . .  $       75,346     $       65,905
                                                                     ---------------    ---------------

Other income (deductions):

     Interest expense   . . . . . . . . . . . . . . . . . . . . . .  $      (13,443)    $      (13,133)

     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .           4,642              2,930
                                                                     ---------------    ---------------

Total other income (deductions) . . . . . . . . . . . . . . . . . .  $       (8,801)    $      (10,203)
                                                                     ----------------   ----------------


Income before income taxes, equity in net income (loss)
     of investees and minority owners' interest in
     net loss of subsidiaries   . . . . . . . . . . . . . . . . . .  $       50,131     $       14,120


Income tax (expense) (Note 1) . . . . . . . . . . . . . . . . . . .          (8,768)              (759)
                                                                     ----------------   ----------------

Income before equity in net income (loss) of investees
     and minority owners' interest  in
     net loss of subsidiaries   . . . . . . . . . . . . . . . . . .  $       41,363     $       13,361


Equity in net income (loss) of investees (Note 4) . . . . . . . . .           6,370             (4,067)


Minority owners' interest in net loss
     of subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .             212              1,441
                                                                     ---------------    ---------------


Net income (Note 1) . . . . . . . . . . . . . . . . . . . . . . . .  $       47,945     $       10,735
                                                                     ===============    ===============

See Accompanying Notes to Condensed Consolidated Financial Statements.


                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                            ---------------------------------
                                                                             November 30         November 30
                                                                                1994                1993
                                                                              Restated            Restated
                                                                            --------------    ---------------
                                                                                  (Amounts in Thousands)
Cash flows from operating activities:
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      47, 945      $       10,735
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . .          16,435              16,625
          Equity in (income) loss of investee   . . . . . . . . . . . . .          (6,370)              4,067
          Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .            (628)             (1,616)
          Changes in assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . . . . . . .          12,724             (15,518)
               Inventories  . . . . . . . . . . . . . . . . . . . . . . .         (52,512)            (56,782)
               Other current assets   . . . . . . . . . . . . . . . . . .          14,036             (51,809)
               Accounts payable   . . . . . . . . . . . . . . . . . . . .         (23,860)             29,795
               Advances on product purchases  . . . . . . . . . . . . . .          50,028              28,461
               Other current liabilities  . . . . . . . . . . . . . . . .             856               9,348
                                                                            --------------    ---------------
Net cash provided by (used in) operating activities . . . . . . . . . . .  $       58,654      $      (26,694)
                                                                            --------------    ----------------

Cash flows from investing activities:
     Proceeds from disposal of investments and notes receivable   . . . .  $        6,502      $        2,829
     Acquisition of investments and notes receivable  . . . . . . . . . .          (9,232)            (10,038)
     Acquisition of businesses    . . . . . . . . . . . . . . . . . . . .             -0-              (2,223)
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .         (20,764)            (21,407)
     Proceeds from sale of fixed assets   . . . . . . . . . . . . . . . .           1,312               8,504
                                                                            --------------    ---------------
Net cash provided by (used in) investing activities . . . . . . . . . . .  $      (22,182)     $      (22,335)
                                                                            ---------------   ----------------

Cash flows from financing activities:
     Net increase of demand loan certificates   . . . . . . . . . . . . .  $        3,768      $        7,999
     Proceeds from bank loans and notes payable   . . . . . . . . . . . .         191,610             256,530
     Payments on bank loans and notes payable   . . . . . . . . . . . . .        (300,727)           (295,803)
     Proceeds from issuance of subordinated debt certificates   . . . . .           9,092              14,472
     Payments for redemption of subordinated debt certificates  . . . . .          (3,433)             (3,857)
     Increase of checks and drafts outstanding  . . . . . . . . . . . . .          57,536              40,063
     Payments for redemption of equities  . . . . . . . . . . . . . . . .         (12,166)                (16)
     Payments of patronage refunds and dividends  . . . . . . . . . . . .         (26,236)                -0-
     Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -0-               1,268
                                                                            --------------    ---------------
Net cash provided by (used in) financing activities . . . . . . . . . . .  $      (80,556)     $       20,656
                                                                            ---------------   ---------------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .  $      (44,084)     $      (28,373)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .          44,084              28,373
                                                                            --------------    ---------------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .  $          -0-      $          -0-
                                                                            ==============    ===============

See accompanying Notes to Condensed Consolidated Financial Statements


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Interim Financial Statements


     Unless the context requires otherwise, (i) "Farmland" or the "Company" herein refers to Farmland Industries, Inc. and its consolidated subsidiaries, and (ii) all references herein to "year" or "years" are to fiscal years ended August 31.

    The information included in these Condensed Consolidated Financial Statements of Farmland reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

    In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed to members of Farmland as patronage refunds.
The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for patrons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying November 30, 1994 Condensed Consolidated Balance Sheet.

    As patronage refunds are an integral part of the computation of income taxes, the Company has historically not provided for income taxes in interim
period financial  statements.    However, in accordance with generally accepted
accounting principles, effective with the accompanying restated financial statements for the three months ended November 30, 1994, the Company commenced including a provision for estimated income taxes in its interim financial statements. For the three months ended November 30, 1994, the Company estimated an effective tax rate based on historic effective rates. The effect of this change was to include an estimated income tax provision for the three months ended November 30, 1994 of $8,768,000. The actual effective rate may be subject to revision. Based on the effective tax rate for 1994, the Condensed Consolidated Financial Statements for the three months ended November 30, 1993 have been restated to include an interim income tax expense of $759,000.


(2)  Inventories

     Major components of inventories at November 30, 1994, and August 31, 1994, are as follows:

                                              November 30      August 31
                                                 1994            1994
                                            ---------------    ----------
                                                 (Amounts in Thousands)
Finished and in-process products  . . . .   $      313,956     $      286,381
Materials   . . . . . . . . . . . . . . .           46,586             51,428
Supplies  . . . . . . . . . . . . . . . .           41,602             39,885
Beef    . . . . . . . . . . . . . . . . .           25,451             24,267
Grain   . . . . . . . . . . . . . . . . .          163,231            136,353
                                            ---------------    ---------------

                                            $      590,826     $      538,314
                                            ===============    ===============

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


(3)  Contingencies

     In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237,200,000 for tax reporting purposes.

     On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70,800,000.
The asserted deficiencies relate primarily to the Company's tax treatment of the $237,200,000 gain resulting from its  sale  of  the  stock  of  Terra and  the  IRS's  contention  that Farmland incorrectly  treated  the  Terra sale  gain  as  income  against  which certain patronage-sourced  operating
losses  could  be  offset.    The statutory notice further  asserts  that
Farmland incorrectly characterized for tax purposes gains aggregating approximately $14,600,000, and a loss of approximately $2,300,000, from  dispositions of certain other assets and that Farmland was not entitled to
a   claimed  intercorporate  dividends-received  deduction  with  respect  to  a
$24,800,000 distribution received in 1983 from Terra.

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

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon (approximately $173,400,000 before tax benefits of the interest deduction, through June 30, 1995), or $259,200,000 in the aggregate at June 30, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year b y approximately $5,000,000 plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

     The liability resulting from an adverse decision would be charged to current operations and would have a material adverse effect on the Company and may affect its ability to pay, when due, principal and interest on the Company's indebtedness. In order to pay any such tax claim, the Company would have to consider new financing arrangements, including the incurrence of indebtedness and the sale of assets. Moreover, the Company would be required to renegotiate the Credit Agreement with its bank lenders, as well as other existing financing agreements with certain other parties, not only to permit such new financing arrangements, but also to cure events of default under the Credit Agreement and certain of such other existing agreements and to maintain compliance with various requirements of the Credit Agreement and such other existing financing agreements, including working capital and funded indebtedness provisions, in order to avoid default thereunder. No assurance can be given that such financing arrangements or such renegotiation would be successfully concluded.

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

     The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various sites.

     The Company currently is aware of probable obligations for environmental matters at 23 properties. As of November 30, 1994, the Company has made an environmental accrual of $8,562,000 ($8.4 million at May 31, 1995). The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

     The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at November 30, 1994. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $29,000,000 (an additional $24,00,000 at May 31, 1995).

       At November 30, 1994, the Company was involved in two administrative proceedings brought by Region VII of the Environmental Protection Agency ("EPA") with respect to alleged violations under the Emergency Planning and Community Right-to-Know Act and RCRA at the Coffeyville refinery.

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

    See "Business Matters Invovling the Environment" contained in the Company's Annual Report on Form 10-K, as amended by form 10-K/A (Amendment No. 1), for the year ended August 31, 1994.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financial Condition, Liquidity and Capital Resources

     The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its debt securities (the ''continuous debt program'') and bank lines of credit.

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

     Farmland has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At November 30, 1994, short-term borrowings under the Credit Agreement were $139.0 million, revolving term borrowings were $80.0 million and $59.1 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

     As of November 30, 1994, Farmland paid commitment fees under the Credit Agreement of 1/8 of 1% annually on the unused portion of the  short-term commitment and 1/4 of 1% annually  on  the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated  net  worth  of  not  less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of Combined Total Capitalization (as defined in the Credit Agreement),
respectively.    All  computations  are  based  on  consolidated  financial data
adjusted   to  exclude  nonrecourse  subsidiaries  (as  defined  in  the  Credit
Agreement). At November 30, 1994, Farmland was in compliance with all covenants under the Credit Agreement. The Credit Agreement expires in May 1997.

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

     National Beef Packing Company, L.P. ("NBPC"), 58%-owned by Farmland (such interest having increased to 68% effective March 1, 1995), maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1994, $82.6 million was available under this agreement of which $59.4 million was borrowed and $8.5 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

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

     Generally, a portion of the patronage refund is distributed in cash and the balance (the "invested portion") is distributed in common stock, associate member common stock or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the invested portion in any other form or forms of equities. The invested portion of the patronage refund is determined annually by the Board of Directors, but the invested portion of the patronage refund is not deductible for federal income tax purposes when it is issued unless at least 20% of the amount of the patronage refund is paid in cash. The invested portion of the patronage refund is a source of funds from operations which is retained for use in the business and increases Farmland's equity base. Common stock and associate member common stock representing the invested portion of patronage refunds may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan. Capital credits and other equities of Farmland and Farmland Foods, Inc., a 99% owned subsidiary ("Foods"), may be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described in the Form 10-K under "Business Equity Redemption Plans" .

     Major uses of cash during the three months ended November 30, 1994 include net payments of $109.1 million to decrease the balance of bank loans and other notes outstanding, $26.2 million for patronage refunds and dividends distributed from income of the 1994 fiscal year, $20.8 million for capital expenditures, $12.1 million for the redemption of equities under the Farmland base capital p l an and special redemption plan and $9.2 million for acquisition of investments. Major sources of cash include $58.7 million from operations, $57.5 million from an increase in the balance of checks and drafts outstanding and $9.4 million from an increase in the balance of demand loan and subordinated debt outstanding.

     The  IRS issued  a  statutory  notice  to  Farmland
asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.


Results of Operations

GENERAL

    The Company conducts business primarily in two operating areas: inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

    The Company's farm supply operations consist of three principal product divisionsCpetroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen, phosphate and potash fertilizers, and, through the Company's ownership in the Wilfarm joint venture, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. The Company's three farm supply divisions produce and distribute products principally at wholesale. Over 50% of the Company's farm supply products sold in 1994 were produced in plants owned by the Company or operated by the Company under long-term lease arrangements. Approximately 65% of the Company's sales of farm supply products sold in 1994 were to farm cooperative associations which are members of Farmland.
These farm cooperatives distribute products primarily to farmers and ranchers in states which comprise the corn belt and the wheat belt and who utilize the products in the production of farm crops and livestock.

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

    The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the amount of fertilizer and other chemical applications. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for the Company's products change.

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

     The increased sales of agricultural input products includes $52.9 million higher sales of crop production products, $17.2 million in lower sales of petroleum products and $13.6 million lower feed sales. Sales of crop production products increased because unit prices of plant nutrients increased approximately 19% and unit sales of these products increased approximately 4%. Sales of petroleum products decreased because of lower refined fuel and propane prices and lower propane unit sales. Feed sales decreased because of lower formula feed unit sales and because of lower prices of formula feed and feed ingredients.


Net Income

     Net income of $47.9 million for the three months ended November 30, 1994 increased $37.2 million compared with the corresponding period of the prior year. Operating profit in the Company's crop production and food marketing businesses increased $33.2 million and $23.1 million, respectively. In addition, the Company's share of net income from joint ventures engaged in crop production and beef packing operations increased $5.5 million and $4.5 million, respectively. These increases were partially offset by decreased operating profits of $13.8 million in petroleum, $2.8 million higher general corporate expenses and an $8.0 million increase of the provision for income taxes.

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


Recent Accounting Pronouncements

     In the first quarter of 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, ''Employer's Accounting for Postemployment Benefits'' (''Statement 112''), which was issued by FASB in November 1992. Statement 112 establishes standards of accounting and reporting for the estimated cost of benefits provided to former or inactive employees. The effect of the Company's implementation of Statement 112 at September 1, 1994 was insignificant.

     In the first quarter of 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ''Accounting for Certain Investments in Debt and Equity Securities'' (''Statement 115''), which was issued by the Financial Accounting Standards Board (''FASB'') in May 1993. Statement 115 expands the use of fair value accounting and the reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of the Company's implementation of Statement 115 at September 1, 1994 was insignificant.



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibits

     The exhibits listed below are filed as part of Form 10-Q/A Amendment No. 2 for quarter ended November 30, 1994.

                        None

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1994.




                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    FARMLAND INDUSTRIES, INC.
                                           (Registrant)


                        By:           /s/  JOHN F. BERARDI
                                     -------------------------
                                         John F. Berardi
                                    Executive Vice President
                                  and Chief Financial Officer



Date:   September 19, 1995