Form 10-Q/A
period 1995-02-28
FARMLAND INDUSTRIES INC
filed 1995-09-19
CIK 34616

FORM 10-Q/A

                                (Amendment No. 1)


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

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                February           August 31
                                                 1995                1994
                                                  (Amounts in Thousands)
Current Assets:
    Cash and cash equivalents . . . . . . .  $        -0-        $     44,084
    Accounts receivable . . . . . . . . . .       447,043             394,906
    Inventories (Note 2)  . . . . . . . . .       646,857             538,314
    Prepaid expenses  . . . . . . . . . . .        26,169              15,159
    Other current assets  . . . . . . . . .       106,929             103,980
                                               -----------        ------------

Total Current Assets  . . . . . . . . . . .  $  1,226,998        $  1,096,443
                                               -----------        ------------


Investments and  Long-Term Receivables  . .  $    182,922        $    189,601
                                               -----------        ------------


Property, Plant and Equipment:
    Property, plant and equipment, at cost   $  1,247,679        $  1,202,159
    Less accumulated depreciation and
     amortization . . . . . . . . . . . . .       721,000             700,869
                                               -----------        ------------


Net Property, Plant and Equipment . . . . .  $    526,679        $    501,290
                                               -----------        ------------


Other Assets  . . . . . . . . . . . . . . .  $    135,393        $    139,297
                                               -----------        ------------




Total Assets  . . . . . . . . . . . . . . .  $  2,071,992        $  1,926,631
                                              ============       ============

See Accompanying Notes to Condensed Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                            LIABILITIES AND EQUITIES

                                              February 28          August 31
                                                 1995                1994
                                                 (Amounts in Thousands)
Current Liabilities:
    Accounts and notes payable  . . . . . .  $    501,509        $    548,476
    Current maturities of long-term debt  .        36,474              27,840
    Customers' advances on product purchases      198,576              24,438
    Other current liabilities . . . . . . .       190,740             204,985
                                              ------------       ------------

Total Current Liabilities . . . . . . . . .  $    927,299        $    805,739
                                              ------------       ------------
Long-Term Debt (excluding current
  maturities) . . . . . . . . . . . . . . .  $    468,724        $    517,806
                                              ------------       ------------


Deferred Income Taxes (Note 1)  . . . . . .  $     11,944        $      6,340
                                              ------------       ------------


Minority Owners' Equity in Subsidiaries . .  $     11,043        $     11,733
                                              ------------       ------------


Net Income (Note 1) . . . . . . . . . . . .  $     68,161        $        -0-
                                              ------------       ------------


Capital Shares and Equities:
    Common shares, $25 par value - Authorized
       50,000,000 shares  . . . . . . . . .  $    399,217        $    363,562
    Other equities  . . . . . . . . . . . .       185,604             221,451
                                              ------------       ------------

Total Capital Shares and Equities . . . . .  $    584,821        $    585,013
                                              ------------       ------------



Total Liabilities and Equities  . . . . . .  $  2,071,992        $  1,926,631
                                              ============       ============


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Six Months Ended
                                                                 February 28
                                              February 28            1994
                                                 1995              Restated
                                                  (Amounts in Thousands)
Sales       . . . . . . . . . . . . . . . .  $  3,307,659        $  3,000,903

Cost of sales . . . . . . . . . . . . . . .     3,069,326           2,841,579
                                              ------------       ------------

Gross income  . . . . . . . . . . . . . . .  $    238,333        $    159,324
                                              ------------       ------------


Selling, general & administrative expenses   $    152,027        $    135,226
                                              ------------       ------------


Other income (deductions):
    Interest expense  . . . . . . . . . . .  $    (27,133)       $    (27,111)
    Other, net  . . . . . . . . . . . . . .        10,077               6,660
                                              ------------       ------------
Total other income (deductions) . . . . . .  $    (17,056)       $    (20,451)
                                              ------------       ------------


Income before income taxes, equity in net income
    of investees and minority owners' interest in
    net loss of subsidiaries  . . . . . . .  $     69,250        $      3,647


Income tax (expense) (Note 1) . . . . . . .       (10,706)               (241)
                                              ------------       ------------


Income before equity in net income of investees
    and minority owners' interest  in
    net loss of subsidiaries  . . . . . . .  $     58,544        $      3,406


Equity in net income of investees (Note 4)          9,075                 301


Minority owners' interest in net loss
    of subsidiaries . . . . . . . . . . . .           542               3,226
                                              ------------       ------------


Net income (Note 1) . . . . . . . . . . . .  $     68,161        $      6,933
                                              ============       ============

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                                 February 28
                                              February 28            1994
                                                 1995              Restated
                                                 (Amounts in Thousands)
Sales       . . . . . . . . . . . . . . . .  $  1,691,492        $  1,526,911

Cost of sales . . . . . . . . . . . . . . .     1,587,437           1,457,815
                                              ------------       ------------

Gross income  . . . . . . . . . . . . . . .  $    104,055        $     69,096
                                              ------------       ------------


Selling, general & administrative expenses   $     76,681        $     69,321
                                              ------------       ------------


Other income (deductions):
    Interest expense  . . . . . . . . . . .  $    (13,690)       $    (13,978)
    Other, net  . . . . . . . . . . . . . .         5,435               3,730
                                              ------------       ------------
Total other income (deductions) . . . . . .  $     (8,255)       $    (10,248)
                                              ------------       ------------


Income (loss) before income taxes, equity in net income
    of investees and minority owners' interest in
    net loss of subsidiaries  . . . . . . .  $     19,119        $    (10,473)


Income tax (expense) benefit (Note 1) . . .        (1,938)                518
                                              ------------       ------------

Income (loss) before equity in net income of investees
    and minority owners' interest  in
    net loss of subsidiaries  . . . . . . .  $     17,181        $     (9,955)


Equity in net income of investees   . . . .         2,705               4,368

Minority owners' interest in net loss
    of subsidiaries   . . . . . . . . . . .           330               1,785
                                              ------------       ------------


Net income (loss) (Note 1)  . . . . . . . .  $     20,216        $     (3,802)
                                              ============       ============

See Accompanying notes to condensed consolidated financial statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                                   February 28
                                                    February 28       1994
                                                       1995         Restated
                                                      (Amounts in Thousands)
Cash flows from operating activities:
    Net Income  . . . . . . . . . . . . . . . . . .  $  68,161      $   6,933
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization  . . . . . . .     32,637         30,828
       Equity in net income of investees  . . . . .     (9,075)          (301)
       Other, net   . . . . . . . . . . . . . . . .      4,782         (3,698)
       Changes in assets and liabilities:
           Accounts receivable  . . . . . . . . . .    (53,835)        25,270
           Inventories  . . . . . . . . . . . . . .   (108,543)      (144,619)
           Other current assets . . . . . . . . . .     (4,060)       (55,843)
           Accounts payable . . . . . . . . . . . .    (42,501)        (6,742)
           Advances on product purchases  . . . . .    174,138        130,795
           Other current liabilities  . . . . . . .     68,380         19,772
                                                      ---------      ---------
Net cash provided by operating activities . . . . .  $ 130,084      $   2,395
                                                      ---------      ---------


Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . .  $ (56,574)     $ (35,183)
    Proceeds from disposal of investments
       and notes receivable   . . . . . . . . . . .     27,218          8,789
    Acquisition of investments and notes receivable    (16,262)       (17,936)
    Acquisition of businesses   . . . . . . . . . .        -0-        (33,251)
    Proceeds from sale of fixed assets  . . . . . .      2,023         12,438
    Other   . . . . . . . . . . . . . . . . . . . .        173            -0-
                                                      ---------      ---------
Net cash used in investing activities . . . . . . .  $ (43,422)     $ (65,143)
                                                      ---------      ---------

Cash flows from financing activities:
    Net decrease of demand loan certificates  . . .  $  (6,994)     $  (8,378)
    Proceeds from bank loans and notes payable  . .    251,374        609,795
    Payments on bank loans and notes payable  . . .   (380,179)      (596,852)
    Proceeds from issuance of subordinated
       debt certificates  . . . . . . . . . . . . .     16,157         31,829
    Payments for redemption of subordinated
       debt certificates  . . . . . . . . . . . . .    (10,638)       (23,835)
    Increase of checks and drafts outstanding . . .     38,040         20,585
    Payments for redemption of equities . . . . . .    (12,198)           (46)
    Payments of patronage refunds and dividends . .    (26,308)           -0-
    Other   . . . . . . . . . . . . . . . . . . . .        -0-          1,277
                                                      ---------      ---------
Net cash provided by (used in) financing activities  $(130,746)     $  34,375
                                                      ---------      ---------

Net decrease in cash and cash equivalents . . . . .  $ (44,084)     $ (28,373)
Cash and cash equivalents at beginning of period  .     44,084         28,373
                                                      ---------      ---------

Cash and cash equivalents at end of period  . . . .  $     -0-      $     -0-
                                                      =========      =========

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

       As patronage refunds are an integral part of the computation of income taxes, the Company had historically not provided for income taxes in interim period financial statements. However, in accordance with generally accepted accounting principles, the Company commenced (effective with the 1995 fiscal year) including a provision for estimated income taxes in its interim financial statements. For the six months and three months ended February 28, 1995, the Company estimated an effective tax rate based on historic effective rates. The actual effective rate may be subject to revision. Based on the effective tax rate for the 1994 fiscal year, the Condensed Consolidated Financial Statements for the six months and three months ended February 28, 1994 have been restated to include an interim income tax benefit of $740,000 and $1,499,000, respectively.


(2)    INVENTORIES

    Major components of inventories at February 28, 1995, and August 31, 1994, are as follows:

                                                February 28   August 31
                                                   1995          1994
                                                 (Amounts in Thousands)
       Finished and in-process products   . . . $   347,624   $  286,381
       Materials  . . . . . . . . . . . . . . .      41,166       51,428
       Supplies   . . . . . . . . . . . . . . .      41,317       39,885
       Beef   . . . . . . . . . . . . . . . . .      25,486       24,267
       Grain  . . . . . . . . . . . . . . . . .     191,264      136,353
                                                 -----------  -----------
            . . . . . . . . . . . . . . . . . .
                                                $   646,857   $  538,314
                                                  ==========   ===========

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

     Had the lower of first-in, first-out (FIFO) cost or market been used to value these petroleum products, inventories at February 28, 1995 would have been lower by $10,002,000.

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

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon (approximately $173,400,000, before tax benefits of the interest deduction, through June 30,
1995), or $259,200,000 in the aggregate at June 30, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

     The Company currently is aware of probable obligations for environmental matters at 22 properties. As of February 28, 1995, the Company has made an environmental accrual of $7,958,000 ($8,439,000 at May 31, 1995). The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

     The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at February 31, 1995. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $28,700,000 (an additional $24,000,000 at May 31, 1995).

     The Company is currently involved in three administrative proceedings brought by Region VII of the Environmental Protection Agency ("EPA") with respect to alleged violations under the Clean Air Act, the Emergency Planning and Community Right-to-Know Act and RCRA at the Coffeyville refinery. The Company is currently negotiating with the EPA concerning these matters and believes that such negotiations may result in compromise settlements, including the possible implementation of a Supplemental Environmental Project in connection with the Clean Air Act proceeding. Absent such settlements, the Company may contest the EPA's allegations. Accordingly, no provision has been made in the Company's financial statements for these proposed penalties.

  Specifically, the three administrative proceedings are described as follows:

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

(3) The Company has been informed by the U.S. Department of Justice of its intent to bring an enforcement action alleging certain violations of the Clean Air Act at its Coffeyville, Kansas refinery. The U.S. Department of Justice has informed the Company that it will seek a civil penalty of at least $1.6 million.

    See "Business Matters Invovling the Environment" contained in the Company's Annual Report on Form 10-K, as amended by form 10-K/A (Amendment No. 1), for the year ended August 31, 1994.


(4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

     Summarized financial information of investees accounted for by the equity method for six months ended February 28, 1995 and 1994 is as follows:

                                                February 28   February 28
                                                   1995          1994
                                                 (Amounts in Thousands)
       Net sales  . . . . . . . . . . . . . . . $   515,424   $  365,380
                                                  ==========   ==========
       Net Income (loss)  . . . . . . . . . . . $    17,957   $    1,809
                                                  ==========   ==========
       Farmland's equity in net income    . . . $     9,075   $      301
                                                  ==========   ==========


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

     Farmland has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million.
At February 28, 1995, short-term borrowings under the Credit Agreement were $140.6 million, revolving term borrowings were $50.0 million and $47.6 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

     As of February 28, 1995, Farmland paid commitment fees under the Credit Agreement of 1/8 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of Combined Total Capitalization (as defined in the Credit Agreement), respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the Credit Agreement). At February 28, 1995, Farmland was in compliance with all covenants under the Credit Agreement. The Credit Agreement expires in May 1997.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at February 28, 1995, $42.8 million was borrowed and letters of credit issued by banks amounted to $47.6 million. Financial covenants of these arrangements generally are not more restrictive than under the Credit Agreement.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     National Beef Packing Company, L.P. ("NBPC"), 58%-owned by Farmland (such interest having increased to 68% effective March 1, 1995), maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates. At February 28, 1995, $82.6 million was available under this facility of which $61.8 million was borrowed and $9.0 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

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

     Sales of agricultural input products increased reflecting higher sales of crop production and petroleum products partially offset by lower sales of feed. Sales of crop production products increased because prices of nitrogen and phosphate based plant nutrients increased approximately 22% and 16%, respectively, and total unit sales of these products increased approximately 13%. Sales of petroleum products increased due to higher production levels at the Coffeyville refinery partly offset by the effect of the mild winter on sales of distillate and propane. Feed sales decreased because unit sales and prices of formula feed and feed ingredients declined reflecting the mild winter and a decrease of the number of cattle on feed.

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




                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The exhibit listed below is filed as part of Form 10-Q/A for quarter ended February 28, 1995.

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