Form 10-Q/A
period 1995-05-31
FARMLAND INDUSTRIES INC
filed 1995-09-19
CIK 34616

FORM 10-Q/A

                               Amendment No. 1



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

              CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                               May 31            August 31
                                                1995                1994
                                            ------------        ------------
                                                  (Amounts in Thousands)
           ..................................
Current Assets:
   Cash and cash equivalents ................$          0       $    44,084
   Accounts receivable ......................     428,516           394,906
   Inventories (Note 2) .....................     673,052           538,314
   Prepaid expenses .........................      17,234            15,159
   Other current assets .....................      70,397           103,980
                                             ------------       -----------
Total Current Assets.........................$  1,189,199       $ 1,096,443
                                             ------------       -----------

Investments and  Long-Term Receivables.......$    178,145       $   189,601
                                             ------------       -----------

Property, Plant and Equipment:
   Property, plant and equipment, at cost ...$  1,312,640       $ 1,202,159
   Less accumulated depreciation
     and amortization .......................     737,049           700,869
                                             ------------       -----------
Net Property, Plant and Equipment............$    575,591       $   501,290
                                             -------------      -----------
Other Assets.................................$    135,569       $   139,297
                                             ------------       -----------

Total Assets.................................$  2,078,504       $ 1,926,631
                                             ============       ===========

See accompanying Notes to Condensed Consolidated Financial Statements


           FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND EQUITIES

                                                           May 31                August 31
                                                            1995                   1994
                                                      ----------------       ----------------
                                                              (Amounts in Thousands)
Current Liabilities:
    Accounts and notes payable .......................$      516,964         $      548,476
    Current maturities of long-term debt .............        41,719                 27,840
    Customers' advances on product purchases .........        61,597                 24,438
    Other current liabilities ........................       236,372                204,985
                                                      --------------         --------------
Total Current Liabilities.............................$      856,652         $      805,739
                                                      --------------         --------------

Long-Term Debt (excluding current
   maturities)........................................$      481,547         $      517,806
                                                      --------------         --------------

Deferred Income Taxes (Note 1)........................$       12,487         $        6,340
                                                      --------------         --------------

Minority Owners' Equity in Subsidiaries...............$       14,048         $       11,733
                                                      --------------         --------------

Net Income (Note 1)...................................$      129,043         $          -0-
                                                      --------------         ---------------

Capital Shares and Equities:
    Common shares, $25 par value - Authorized
        50,000,000 shares ............................$      398,619         $      363,562
    Other equities ...................................       186,108                221,451
                                                      --------------         --------------

Total Capital Shares and Equities.....................$      584,727         $      585,013
                                                      --------------         --------------

Total Liabilities and Equities........................$    2,078,504         $    1,926,631
                                                      ===============        ==============

[FN]
See accompanying Notes to Condensed Consolidated Financial Statements


           FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                            -----------------------------------
                                                                   May 31
                                                May 31              1994
                                                 1995             Restated
                                             ------------       ------------
                                                   (Amounts in Thousands)
Sales.. .. ..................................$   5,325,044    $ 4 ,981,747

Cost of sales................................    4,930,754       4,700,939
                                             ---------------      --------
Gross income.................................$     394,290    $     80,808
                                             -------------      ------------

Selling, general & administrative expenses...$     238,539    $    218,372
                                             -------------      -------------

Other income (deductions):
   Interest expense .........................$     (39,431)   $    (38,310)
   Other, net ...............................       14,249          10,037
                                             ------------       ------------
Total other income (deductions)..............$     (25,182)   $     (8,273)
                                             -------------      -------------

Income before income taxes and equity in net income
   of investees and minority owners' interest in
   net (income) loss of subsidiaries ........$     130,569    $     34,163


Income tax (expense) (Note 1)................      (21,439)         (2,255)
                                             --------------     -------------

Income before equity in net income of investees
   and minority owners' interest  in
   net (income) loss of subsidiaries ........$     109,130    $     31,908


Equity in net income of investees (Note 4)...       22,410           6,242


Minority owners' interest in net (income)
   loss of subsidiaries .....................       (2,497)          5,158
                                             -------------      ------------

Net income (Note 1)..........................$     129,043    $     43,308
                                             =============     ============

See Accompanying Notes to Condensed Consolidated Financial Statements.


           FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                             -----------------------------------
                                                                   May 31
                                                May 31              1994
                                                 1995             Restated
                                             ------------       ------------
                                                  (Amounts in Thousands)
Sales.. .. ..................................$   2,017,385      $  1,980,844

Cost of sales................................    1,861,428         1,859,360
                                             ---------------    ---------------
Gross income.................................$     155,957      $    121,484
                                             -------------      -------------
Selling, general & administrative expenses...$      86,512      $     83,146
                                             ------------       ------------
Other income (deductions):
   Interest expense .........................$     (12,298)     $    (11,199)
   Other, net ...............................        4,172             3,377
                                             ------------       ------------
Total other income (deductions)..............$      (8,126)     $     (7,822)
                                             -------------      -------------
Income before income taxes and equity in net income
   of investees and minority owners' interest in
   net (income) loss of subsidiaries ........$      61,319       $    30,516

Income tax (expense) (Note 1)...............       (10,733)           (2,014)
                                             --------------     -------------
Income before equity in net income of investees
   and minority owners' interest  in
   net (income) loss of subsidiaries ........$      50,586       $    28,502

Equity in net income of investees (note 4)...       13,335             5,941

Minority owners' interest in net (income)
   loss of subsidiaries .....................       (3,039)            1,932
                                             -------------      ------------
Net income (note 1)..........................$      60,882       $     36,375
                                               ============      ============

See accompanying Notes to Condensed Consolidated Financial Statements

           FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                    ----------------------------
                                                                     May 31
                                                      May 31          1994
                                                       1995         Restated
                                                    ----------     ----------
                                                     (Amounts in Thousands)
Cash flows from operating activities:
   Net income  .....................................$    129,043   $    43,308
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization ...............      49,437        49,591
       Equity in net income of investees ...........     (22,410)       (6,242)
       Other, net ..................................       7,346        (3,734)
       Changes in assets and liabilities:
          Accounts receivable ......................     (15,031)      (54,617)
          Inventories ..............................    (121,440)       23,380
          Other current assets .....................      12,046       (39,007)
          Accounts payable .........................     (29,039)       54,916
          Advances on product purchases ............      37,159         5,448
          Other current liabilities ................      39,890        48,420
                                                      -----------    -----------
Net cash provided by operating activities...........$     87,001   $   121,463
                                                    -----------    ------------
Cash flows from investing activities:
   Capital expenditures ............................$    (86,527)  $   (47,782)
   Proceeds from disposal of investments
       and notes receivable ........................      37,626        27,056
   Acquisition of investments and notes receivable .     (18,968)      (14,935)
   Acquisition of businesses  ......................      (2,200)      (33,251)
   Proceeds from sale of fixed assets ..............       2,321        14,399
   Other   .........................................         295           -0-
                                                       ---------      ----------
Net cash used in investing activities...............$    (67,453)  $   (54,513)
                                                    -------------  -------------
Cash flows from financing activities:
   Net decrease of demand loan certificates ........$     (7,137)  $    (1,484)
   Proceeds from bank loans and notes payable ......     370,686     1,183,819
   Payments on bank loans and notes payable ........    (460,762)   (1,287,651)
   Proceeds from issuance of subordinated
     debt certificates .............................      34,461        43,868
   Payments for redemption of subordinated
     debt certificates .............................     (18,632)      (29,026)
   Increase of checks and drafts outstanding .......      56,306           -0-
   Payments for redemption of equities .............     (12,335)         (158)
   Payments of patronage refunds and dividends .....     (26,308)          -0-
   Other   .........................................          89         2.309
                                                        ---------      -------------
Net cash used in financing activities...............$    (63,632)  $   (88,323)
                                                    -------------  -------------
Net decrease in cash and cash equivalents...........$    (44,084)  $   (21,373)
Cash and cash equivalents at beginning of period....      44,084        28,373
                                                    -----------    -----------
Cash and cash equivalents at end of period..........$       -0-    $     7,000
                                                      ==========     ==========

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


   In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income is determined annually and distributed to members of Farmland as patronage refunds. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for patrons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying May 31, 1995 condensed consolidated balance sheet.

   As patronage refunds are an integral part of the computation of income taxes, the Company historically has not provided for income taxes in its interim period financial statements. However, in accordance with generally accepted accounting principles, the Company commenced (effective with the 1995 fiscal year) including a provision for estimated income taxes in its interim financial statements. For the nine months and three months ended May 31, 1995, the Company estimated an effective tax rate based on historic effective rates. The actual effective rate for 1995 may be subject to revision. Based on the effective tax rate for the 1994 fiscal year, the Condensed Consolidated Financial Statements for the nine months and three months ended May 31, 1994 have been restated to include an interim income tax expense of $379,000 and $1,119,000, respectively.


(2)   INVENTORIES

   Major components of inventories at May 31, 1995, and August 31, 1994, are as follows:

                                                 May 31        August 31
                                                  1995           1994
                                                --------       --------
                                                    (Amounts in Thousands)
       Finished and in-process products ........$   362,923    $   286,381
       Materials ...............................     62,498         51,428
       Supplies ................................     44,988         39,885
       Beef ....................................     36,194         24,267
       Grain ...................................    166,449        136,353
                                                -----------    -----------
                                                $   673,052    $   538,314
                                                ===========     ===========

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


(3) CONTINGENCIES

    In July 1983, Farmland sold the stock of Terra Resources, Inc.("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237,200,000 for tax reporting purposes.

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

    If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85,800,000 plus accumulating statutory interest thereon (approximately $173, 400,000, before tax benefits of the interest deduction, through June 30,
1995), or $259,200,000 in the aggregate at June 30, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5,000,000 plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

     The Company currently is aware of probable obligations for environmental matters at 20 properties. As of May 31, 1995, the Company has made an environmental accrual of $8,439,000. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

     The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at May 31, 1995. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $24,000,000.

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


(4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR
    BY THE EQUITY METHOD

    Summarized financial information of investees accounted for by the equity method for nine months ended May 31, 1995 and 1994 is as follows:

                                                  May 31       May 31
                                                   1995         1994
                                                -----------  -----------
                                               (Amounts in  Thousands)
       Net sales ...............................$    888,028   $    585,263
                                                 ============   ============
       Net Income  .............................$     44,512   $     14,053
                                                 ===========    ===========
       Farmland's equity in net income  ........$     22,410   $      6,242
                                                 ===========    ===========



   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

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

    Farmland has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At May 31, 1995, short-term borrowings under the Credit Agreement were
$183.4 million, revolving term borrowings were $50.0 million and $37.9 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

    Farmland pays commitment fees under the Credit Agreement of 1/10 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of Combined Total Capitalization (as defined in the Credit Agreement), respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the Credit Agreement). At May 31, 1995, Farmland was in compliance with all covenants under the Credit Agreement. The Credit Agreement expires in May 1997.

    The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at May 31, 1995, $47.2 million was borrowed and letters of credit issued by banks amounted to $37.9 million. Financial covenants of these arrangements generally are not more restrictive than under the Credit Agreement.

    In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

    NBPC, 68%-owned by Farmland, maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings under this facility are nonrecourse to Farmland or Farmland's other affiliates. At May 31, 1995, $90.0 million was available under this facility of which $65.7 million was borrowed and $1.3 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

    Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates



     Leveraged leasing has been utilized to finance railcars and a substantial portion of the Company's fertilizer production equipment. Under the most restrictive covenants of its leases, the Company has agreed to maintain working capital of at least $75.0 million, Consolidated Funded Debt of not greater than 65% of Consolidated Capitalization and Senior Funded Debt of not greater than 50% of Consolidated Capitalization (all as defined in the most restrictive lease).

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

    Major uses of cash during the nine months ended May 31, 1995 include net payments of $90.1 million to decrease the balance of bank loans and other notes outstanding, $26.3 million for patronage refunds and dividends distributed from earnings of the 1994 fiscal year, $86.5 million for capital expenditures, $12.3 million for the redemption of equities under the Farmland base capital plan and special redemption plan and $19.0 million for acquisition of investments and notes receivable. Major sources of cash in the same period included $87.0 million from operations, $56.3 million from an increase in the balance of checks and drafts outstanding and $37.6 million from the disposition of investments and notes receivable.

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


NINE MONTHS ENDED MAY 31, 1995 COMPARED WITH NINE MONTHS ENDED MAY 31, 1994

SALES

    Sales for the nine months ended May 31, 1995 increased 6.9% compared with the corresponding period of the prior year. The increase includes $373.4 million higher sales of agricultural output products (grain and food), offset by $23.0 million lower sales of farm production input products (crop production products, petroleum and feed) and $7.1 million lower sales of other products and services.

    Sales of agricultural output products increased due to higher grain prices and volume, higher beef volume and as a result of an acquisition on March 31, 1995 by NBPC (68%-owned by Farmland) of the assets of Hyplains Beef, LLC.

    Sales of agricultural input products decreased due to lower sales in the feed and crop production business segments, partly offset by increased sales
in the petroleum business segment.   Sales of the feed business segment
decreased because volume and prices of formula feed and feed ingredients decreased. Sales of the crop production business segment reflect a net decrease due to placing the Company's crop protection operations in a 50%- owned joint venture on January 1, 1995. Subsequent to the formation of this joint venture, sales of these products have not been included in the Company's financial statements. The effect of decreased sales of crop protection products was mostly offset by an $85.6 million increase in sales of crop nutrients. This increase resulted from higher prices, partly offset by a slight decrease in volume which reflected the wet spring season and delayed planting activities. Sales of petroleum products increased primarily because of higher gasoline volume and prices. This effect was partly offset by lower distillate and propane unit sales and by lower prices of all other refined products and propane.


NET INCOME

    Net income for the nine months ended May 31, 1995 increased $85.7 million compared with the corresponding period of the prior year. The increase included increases in operating profits in crop production, food processing and marketing and grain marketing of $70.6 million, $45.0 million and $31.5 million, respectively. In addition, the net results of joint ventures engaged in crop production and beef operations increased $11.5 million and $4.2 million, respectively. The effect of these increases on net income was reduced by an operating loss in the petroleum business segment of $9.7 million in the nine months ended May 31, 1995 compared with an operating profit of $24.4 million in the corresponding period of the prior year and a $5.9 million decrease in operating profit in the feed business. In addition, general corporate expenses increased $9.2 million, income taxes increased $19.2 million and the deduction for minority owners interest increased $7.7 million which was principally a result of increased income of the beef business.

    Operating profit of the Company's crop production business increased pimarily as a result of increased prices, partly offset by a slight decrease in unit sales. In addition, net income from joint ventures engaged in fertilizer operations increased because of higher volume and prices.
Operating profit of the food processing and marketing business increased because live hog and cattle costs decreased without a corresponding decline in wholesale prices. In addition, the number of hogs and cattle processed increased. Operating results in the grain marketing business increased due to higher volume and more favorable unit margins on all types of grains handled. The petroleum business segment had an operating loss for the nine months ended May 31, 1995, as the revenues received from selling refined products were below the costs of purchasing and refining crude oil.

    SG&A increased $20.2 in the nine months ended May 31, 1995 compared with the corresponding period of the prior year. Approximately $11.0 million of the increase was directly connected to business segments (primarily the grain and pork businesses) and has been included in the determination of the operating profit of business segments. General corporate expenses, not identified to business segments, increased reflecting higher cost of variable compensation plans and employee pension expenses.

    The estimated effective tax rate for the nine months ended May 31, 1995 was based on historical effective rates. The actual effective tax rate may be subject to subsequent revision. The effective tax rate for fiscal year 1994 has been used to provide income taxes for the nine months ended May 31, 1994.


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

                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    The exhibit listed below is filed as part of Form 10-Q/A or the quarter ended May 31, 1995.

                         None

(b)  No reports on Form 8-K were filed during the quarter ended May 31, 1995.


 .
                                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            FARMLAND INDUSTRIES, INC.
                                  (Registrant)


                    By:       /s/  JOHN F. BERARDI
                       ------------------------------------------
                                John F. Berardi
                              Executive Vice President
                              and Chief Financial Officer


Date:   September 18, 1995