Form 10-K
period 1995-08-31
FARMLAND INDUSTRIES INC
filed 1995-11-28
CIK 34616

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-K

     ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended  AUGUST 31, 1995

                                       OR

     (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 2-60372

                            FARMLAND INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)
KANSAS                                                               44-0209330
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
 of Incorporation
 or Organization)

3315 North Farmland Trafficway, Kansas City, Missouri      64116-0005
(Address of Principal Executive Offices)                   (Zip Code)

              Registrant's Telephone Number, Including Area Code:  816-459-6000

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


                                     PART 1

ITEMS 1 AND 2.     BUSINESS AND PROPERTIES

                                   THE COMPANY

     Farmland is an agricultural farm supply and processing and marketing cooperative headquartered in Kansas City, Missouri that is primarily owned by its members and operates on a cooperative basis. Founded originally in 1929, Farmland has grown from revenues of $310,000 during its first year of operation to over $7.2 billion during 1995. Members are entitled to receive patronage refunds distributed by Farmland from its member-sourced annual net earnings. Unless the context otherwise requires, the term "member" herein means (i) any voting member, (ii) any associate member, or (iii) any other person with which Farmland is a party to a currently effective patronage refund agreement (a "patron"). See "Business - Patronage Refunds and Distribution of Net Earnings".


     Farmland was formally incorporated in Kansas in 1931. Its principal executive offices are at 3315 North Farmland Trafficway, Kansas City, Missouri 64116 (telephone 816-459-6000). Unless the context requires otherwise,
(i) "Farmland" or the "Company" herein refers to Farmland Industries, Inc.
and its consolidated subsidiaries, (ii) all references herein to "year" or "years" are to fiscal years ended August 31, and (iii) all references herein to "tons" are to United States short tons.


MEMBERSHIP

     Membership requirements are determined by Farmland's Articles of Incorporation and the Board of Directors of Farmland (the ''Board of Directors'').

  VOTING MEMBERS

     As of August 31, 1995, Farmland's requirements for voting membership were as follows: (1) Voting membership is limited to (a) farmers' and ranchers' cooperative associations which have purchased farm supplies from or provided grain to Farmland during Farmland's two most recently completed years, and (b) producers of hogs and cattle or associations of such producers which have provided hogs or cattle to Farmland during Farmland's two most recent years. (2) Voting members must maintain a minimum investment of $1,000 in par value of Farmland common stock. (3) A cooperative must have open membership (an open membership cooperative is open to anyone i.e. non-discriminatory) limit voting to agricultural producers and conduct a majority of its business with voting producers.

  ASSOCIATE MEMBERS

     Farmland's associate members have all the rights of membership except that they do not have voting rights.

     As of August 31, 1995, Farmland's requirements for associate membership were: Associate members must maintain a minimum investment of $1,000 in par value of Farmland associate member common stock and meet any one of the
following four criteria:   (a) be a person meeting the requirements for voting
membership; (b) be a non-cooperative business entity owned 100%, directly or indirectly, by Farmland or Farmland's members or associate members; (c) be an association, other than one owned 100% by Farmland or Farmland's voting members or associate members, which conducts business on a cooperative basis and has a minimum of 25 active members; and (d) be a hog and/or cattle feeding business which derives a majority of earned income from such feeding business and agrees to provide Farmland with the information it needs to pay patronage refunds from its hog and/or cattle marketing operations to members or other associate members that are eligible to receive such refunds.

     As of August 31, 1995, Farmland's membership, associate membership and patrons eligible for patronage refunds consisted of approximately 1,800 cooperative associations of farmers and ranchers and 11,500 pork or beef producers or associations of such producers. See ''Business - Patronage Refunds and Distribution of Net Earnings''.

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


                                    BUSINESS

GENERAL

     The Company is one of the largest cooperatives in the United States in terms of revenues. In 1995, Farmland had exports to approximately 72 countries, and derived 47% of its grain revenues from export sales. Substantially all of the Company's foreign grain sales are paid in U.S. Dollars.

     The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

     The Company's farm supply operations consist of three principal product divisions - petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen-, phosphate- and potash-based fertilizers, and, through the Company's ownership in the WILFARM (a 50%-owned venture formed in 1995)("WILFARM"), a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. Over 50% of the Company's farm supply products sold in 1995 was produced in plants owned by the Company or operated by the Company under long-term lease arrangements. Approximately 64% of the Company's farm supply products sold in 1995 were sold at wholesale to farm cooperative associations which are members of Farmland. These farm cooperatives distribute products primarily to farmers and ranchers in states which comprise the corn belt and the wheat belt and who utilize the products in the production of farm crops and livestock.

     On the output side, the Company's processing and marketing operations include the processing of pork and beef, the marketing of fresh pork, processed pork and fresh beef and the storage and marketing of grain. In December 1995, the Company plans to commence processing wheat into gluten for use primarily in the commercial baking and pet food industries and starch for numerous industrial purposes. In 1995, approximately 68% of the hogs processed and 49% of the grain marketed were supplied to the Company by its members. Substantially all of the Company's pork and beef products sold in 1995 were processed in plants owned by the Company.

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


PETROLEUM

  MARKETING

     The principal product of this business segment is refined fuels. Approximately 66% of refined fuels product sales in 1995 resulted from transactions with Farmland's members. The balance of the Company's refined fuels product sales were principally through retailing chains in urban areas. Other petroleum products include lube oil, grease, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of the Company's consolidated sales for 1993, 1994 and 1995 were 19%, 13% and 12%, respectively.

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

  PRODUCTION

     The Company owns refineries at Coffeyville, Kansas and at Phillipsburg, Kansas. The refinery at Phillipsburg, Kansas is closed. A loading terminal located at the refinery remains in operation. The carrying value of this refinery at August 31, 1995 was approximately $1.6 million. The Company is evaluating alternative uses for this facility and cannot at this time determine the extent of losses, if any, related to the closure of the refinery, but such losses are expected not to be significant.

     Production volume for 1993, 1994 and 1995 is as follows:

                                          Barrels of Crude Oil Processed
                                                Daily Average
                                            Based on 365 Days per Year
         Location                           1993     1994      1995
                                                  (barrels)

         Coffeyville, Kansas  . . . . . .  53,000   64,211    66,965

      The Coffeyville refinery produced 20 million barrels of motor fuels and heating fuels in 1993, 25 million barrels in 1994, and 26 million barrels in 1995. Approximately 67% of petroleum product sales in 1995 represented products produced at this location.

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


CROP PRODUCTION

   MARKETING

      The Company's crop production business segment includes nitrogen-, phosphate-, and potash-based fertilizer products ("plant nutrients") and, through the Company's ownership in the WILFARM joint venture, a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Sales of the crop production business segment as a percent of consolidated sales for 1993, 1994 and 1995 were 19%, 17% and 16%, respectively.

      Competition in the plant nutrient industry is dominated by price considerations. However, during the spring and fall plant nutrient application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. Therefore, the Company maintains a significant capital investment in distribution assets and a seasonal investment in inventory to support its manufacturing operations. The Company has plant nutrient custom dry blending, liquid mixing, storage and distribution facilities at 33 locations throughout its trade territory.

      The Company's sales of crop production products are primarily at wholesale to local cooperative associations (members and customers of the Company). In view of this member/customer relationship, management believes that, with respect to such customers, the Company has a slight competitive advantage.

      Domestic competition, mainly from other regional cooperatives and integrated crop production companies, is intense due to customers' sophisticated buying tendencies and production strategies that focus on costs and service. Also, foreign competition exists from producers of crop production products manufactured in countries with lower cost natural gas supplies (the principal raw material in nitrogen-based fertilizer products). In certain cases, foreign producers of fertilizer for export to the United States may be subsidized by their respective governments.

   PRODUCTION

      The Company manufactures nitrogen-based crop production products. Based on total production capacity, the Company is one of the largest producers of anhydrous ammonia fertilizer in the United States. The Company owns and produces nitrogen-based products at four anhydrous ammonia plants and operates three anhydrous ammonia plants under long-term lease arrangements.

      The Company owns and produces phosphate-based products at one plant and has 50% ownership interest in two ventures which produce phosphate-based products.

      Nitrogen fertilizer production information for 1993, 1994 and 1995 is as follows:
                                               Actual Annual Production
                                                       Anhydrous Ammonia
    Plant Location                           1993        1994        1995
                                                        (tons)
Lawrence, Kansas  . . . . . . . . . . . .   375,000    443,000     430,000
Dodge City, Kansas  . . . . . . . . . . .   241,000    257,000     276,000
Fort Dodge, Iowa  . . . . . . . . . . . .   232,000    256,000     258,000
Beatrice, Nebraska  . . . . . . . . . . .   243,000    277,000     281,000
Enid, Oklahoma (2 plants)(A)   . . . . . .  969,000    985,000     998,000
Pollock, Louisiana(A)  . . . . . . . . . .  490,000    526,000     497,000

(a) Leased plants

      Natural gas is the major raw material used in production of synthetic anhydrous ammonia. Synthetic anhydrous ammonia is the basic component of other commercially produced nitrogen-based crop production products including urea, ammonium nitrate, urea ammonium nitrate solutions and other products. The Company produces such value-added nitrogen-based products at four plants. Production of such value-added products from anhydrous ammonia for 1993, 1994 and 1995 is as follows:

                                               Actual Annual Production
    Plant Location                           1993        1994        1995
                                                         (tons)
Lawrence, Kansas  . . . . . . . . . . . .   661,000    654,000     719,000
Enid, Oklahoma  . . . . . . . . . . . . .   473,000    433,000     473,000
Dodge City, Kansas  . . . . . . . . . . .   205,000    163,000     202,000
Beatrice, Nebraska  . . . . . . . . . . .   166,000    162,000     165,000

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

     Production at the Joplin plant for 1993, 1994 and 1995 is as follows:

                                               Actual Annual Production
                                             1993        1994        1995
                                                        (tons)
Ammonium Phosphate  . . . . . . . . . . .    72,000      75,000     64,000
Feed Grade Phosphate  . . . . . . . . . .   141,000     157,000    159,000

     The Company and Norsk Hydro a.s. own a joint venture, Farmland Hydro, L.P. ("Hydro"), which is a manufacturer of phosphate fertilizer products for distribution to international markets. Hydro operates a phosphate plant at Green Bay, Florida and owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 40 million tons of phosphate rock. The Company provides management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. The joint venture's plant produces phosphoric acid products such as super acid, diammonium phosphate and monoammonium phosphate. Annual production in tons of such products for 1993, 1994 and 1995 was 1,216,000, 1,437,000 and 1,471,000, respectively. The phosphate rock required to operate the joint venture's plant is presently purchased from outside suppliers and adequate supplies of sulfur are available from several producers.

     Plans for development of the phosphate reserves owned by the Company and Hydro have not been established in view of the availability of adequate supplies of phosphate rock from alternative sources.

     The Company and J.R. Simplot Company own a joint venture, SF Phosphates Limited Company, which operates a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super acid with annual production in tons for 1993, 1994 and 1995 of 440,000, 465,000 and 451,000, respectively. Under the joint venture agreement, the Company and J.R. Simplot Company purchase the production of the joint venture in proportion to their ownership.

     The Company and Mississippi Chemical Company have entered into a letter of intent to form a joint venture to develop, construct and operate a 1,850 metric ton per day ammonia production facility at the Brighton Industrial Site, at LaBrea in the Republic of Trinidad and Tobago. The partners expect the plant to be funded by a combination of nonrecourse project financing and equity. The Company expects to fund its equity position in the project (estimated to amount to approximately $67.0 million) from currently available sources of capital. Although production start up is expected early in 1998, there can be no assurance that production will commence at such time. Also, the recent change in the composition of the national government of the Republic of Trinidad and Tobago could delay the project; however, this is not expected.

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

     This business segment's sales were approximately 10%, 8% and 6% of consolidated sales for the years 1993, 1994 and 1995, respectively. Approximately 51% of the feed business segment's sales in 1995 was attributable to products manufactured in the Company's feed mills. The Company operates feed mixing plants at 19 locations throughout its territory, an animal protein and premix plant located in Eagle Grove, Iowa, a premix plant in Marion, Ohio and a pet food plant in Muncie, Kansas. A new dairy feed mill is under construction in Artesia, New Mexico.

     Feed production is as follows:

                                               Actual Annual Production
                                             1993        1994        1995
                                                        (tons)
22 feed mills (combined)  . . . . . . . .   1,030,000   1,118,000   1,112,000

     In addition, the Company's feed operations include placement of Company-owned feeder pigs with individuals who have contractual arrangements with the Company to feed pigs on a fee basis until weight gain is finished. During 1993, 1994 and 1995, approximately 113,000 pigs, 250,000 pigs and 298,000 pigs, respectively, were finished under this program. The majority of the finished pigs were sold to a 99%-owned subsidiary, Farmland Foods, Inc. ("Foods"), for processing.

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


FOOD PROCESSING AND MARKETING

  PORK

  PROCESSING

     The Company's pork processing and marketing operations are conducted through Foods which operates eight food processing facilities. Meat processing facilities at Springfield, Massachusetts, Carey, Ohio, and New Riegel, Ohio produce Italian-style specialty meats and ham products. A facility at Wichita, Kansas processes pork into fresh sausage, and pork, beef and chicken into hot dogs, dry sausage and other luncheon meats. A facility in Denison, Iowa and one in Crete, Nebraska function as pork abattoirs and have additional capabilities for processing pork into bacon, ham and smoked meats. An additional facility at Monmouth, Illinois was purchased February 1993. These facilities also process fresh pork into primal cuts for additional processing into fabricated meats which are sold to commercial users and to retail grocery chains, as well as case-ready and label-branded cuts for retail distribution. The eighth plant located in Carroll, Iowa is primarily a packaging facility for canned or cook-in-bag products. A facility at San Leandro, California was closed on September 1, 1993.

     Production for 1993, 1994 and 1995 is as follows:

                                               Actual Weekly Production
                                     1993             1994             1995
                                                       (pounds)
Crete, Nebraska  . . . . . . . . .2,800,000        2,800,000        3,100,000
Denison, Iowa  . . . . . . . . . .2,600,000        2,700,000        2,800,000
Wichita, Kansas  . . . . . . . . .1,500,000        1,900,000        2,200,000
Monmouth, Illinois(A)  . . . . . .1,400,000        1,400,000        1,900,000
Carroll, Iowa  . . . . . . . . . .1,200,000        1,100,000        1,400,000
Springfield, Massachusetts   . . .  650,000          750,000          725,000
Carey/Riegel, Ohio   . . . . . . .  225,000          275,000          425,000
San Leandro, California(B)   . . .  250,000            -0-              -0-

(A) Acquired February 1993
(B) Closed September 1, 1993

                                                Actual Weekly Head Slaughtered
                                                 1993        1994        1995
      Crete, Nebraska   . . . . . . . . . . .  45,000      46,000      46,000
      Denison, Iowa   . . . . . . . . . . . .  37,000      40,000      41,000
      Monmouth, Illinois  . . . . . . . . . .  25,000      27,000      33,000

  MARKETING

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

  BEEF

  PROCESSING

     The Company's beef processing and marketing operations are conducted through National Beef Packing Company, L.P. ("NBPC"), which was formed in April 1993, and at August 31, 1995, was 68%-owned by Farmland (such ownership having increased thereafter to approximately 76%). The processing facilities for these beef operations are located in Liberal, Kansas and Dodge City, Kansas. These facilities function as beef abattoirs and have capabilities for processing fresh beef into primal cuts for additional processing into fabricated or boxed beef. During 1994 and 1995, the two plants slaughtered 1.7 million and 1.9 million cattle, respectively.

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

 The Company is exposed to risk of loss in the market value of its grain inventory and fixed price purchase contracts if grain market prices decrease, and is exposed to loss on its fixed price sales contracts if grain market prices increase. To reduce the price change risk associated with holding positions in grain, the Company takes opposite and offsetting positions by entering into grain commodity futures contracts. Such contracts have terms of up to one year. The Company's strategy is to maintain hedged positions on as close to 100% of its position in grain as is possible. During 1994 and 1995, the Company maintained hedges on approximately 95.3% and 97.9%, respectively, of its grain positions. Based on total assets at the beginning and end of 1995, the average market value of grain positions not hedged during the year amounted to less than 1% of the Company's average total assets. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain.

     In 1995, approximately 47% of grain revenues were from export sales or sales to domestic customers for export. The five largest purchasers during 1995 in terms of total revenues from grain operations, were China (15%), Mexico (7%), Israel (6%), Egypt (6%), and Jordan (2%). In 1993 and 1994, export sales or sales to domestic customers for export accounted for approximately 60% and 37%, respectively, of consolidated grain revenues. A majority of the grain export sales are under price subsidies or credit arrangements guaranteed by the United States government, primarily through programs administered by the United States Department of Agriculture ("USDA"). Export-related sales are subject to international political upheavals and changes in other countries' trade policies which are not within the control of the United States or the Company. Foreign sales of grain generally are paid in U.S. Dollars.

     As of November 1995, Heartland Wheat Growers, L.P. (79%-owned by Farmland and 21%-owned by five cooperative members of Farmland) has completed construction and is in final start-up testing of a wheat processing plant located in Russell, Kansas. The plant will have capacity to process 4.2 million bushels of wheat annually and produce gluten for use primarily in the commercial baking and pet food industries and starch for numerous industrial purposes.

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

  PROPERTY

     The Company owns or leases 30 inland elevators and one export elevator with a total capacity of approximately 177,045,000 bushels of grain. The location, type, number and aggregate capacity in bushels of the elevators at August 31, 1995 are as follows:

          LOCATION                                          AGGREGATE
                                     TYPE       NUMBER       CAPACITY
     Amarillo, Texas  . . . . .     Inland        1         3,226,000
     Black, Texas . . . . . . .     Inland        1         1,418,000
     Commerce City, Colorado  .     Inland        1         3,234,000
     Darrouzett, Texas  . . . .     Inland        1         1,277,000
     Enid, Oklahoma . . . . . .     Inland        4        50,300,000
     Fairfax, Kansas  . . . . .     Inland        1        10,047,000
     Galveston, Texas . . . . .     Export        1         3,253,000
     Hutchinson, Kansas . . . .     Inland        3        25,268,000
     Idaho and Utah . . . . . .     Inland       11         9,825,000
     Lincoln, Nebraska  . . . .     Inland        1         5,099,000
     Omaha, Nebraska  . . . . .     Inland        2         4,266,000
     Saginaw, Texas . . . . . .     Inland        2        37,274,000
     Topeka, Kansas . . . . . .     Inland        1        12,055,000
     Wichita, Kansas  . . . . .     Inland        1        10,503,000

RESEARCH

     The Company operates a research and development farm near Bonner Springs, Kansas where many aspects of animal nutrition are studied. The research is directed toward improving the nutrition and feeding practices of livestock and pets.

     Expenditures related to Company-sponsored product and process improvements amounted to $3.3 million, $2.7 million and $2.3 million for the years ended 1993, 1994 and 1995, respectively.


CAPITAL EXPENDITURES AND INVESTMENTS IN VENTURES

     In 1995, the Company made capital expenditures of $124.7 million. These expenditures related principally to the ongoing expansion of the Coffeyville, Kansas refinery to a production level of 90,000 barrels per day. In addition, NBPC's facility in Liberal, Kansas was undergoing major expansion as was Foods' pork processing facility in Crete, Nebraska. Expenditures of the crop production division included upgrading several existing facilities to improve gas efficiencies and expanding urea ammonium nutrient ("UAN") facilities in Lawrence, Kansas and at several storage terminals. As of August 31, 1995, the Company was also constructing a wheat processing plant in Russell, Kansas.

     The Company plans expenditures for capital additions, improvements and investments in ventures of approximately $379.4 million during the years 1996 and 1997 as described in the following paragraphs. Of this amount, the Company plans expenditures of $315.1 million for capital additions and improvements and $64.3 million for investments in ventures.

     Capital expenditures and investments planned for the crop production business segment total $150.3 million and include: an investment in a venture organized to construct and operate an anhydrous ammonia plant in The Republic of Trinidad and Tobago and expenditures for operating efficiencies, environmental and safety issues and for operating necessities or betterments.

     Capital expenditures and investments planned for the feed business segment total $11.9 million and include an additional investment in a venture with Alliance Farms and expenditures for feed mill and livestock production efficiencies, operating necessities and replacements.

     Capital expenditures and investments planned for the petroleum business segment total $94.9 million and are to complete the expansion of daily crude oil processing capacity at the Coffeyville, Kansas refinery to 90,000 barrels per day and for operating necessities, increased operating efficiency and for environmental and safety issues.

     Capital expenditures and investments of approximately $85.3 million are planned for the food processing and marketing business segment. These expenditures include an expansion of NBPC's facility at Liberal, Kansas, the Crete, Nebraska and Wichita, Kansas plants and operational improvement and replacements.

     Capital expenditures and investments of approximately $6.7 million planned for the grain business segment are mainly for expansion and replacements.

     Capital expenditures and investments of $30.3 million are planned for the other operations and corporate groups. These expenditures include upgrades of management information services. The remaining expenditures are planned for operating necessities and improvements.

     The Company intends to fund its capital program with cash from operations or through borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


MATTERS INVOLVING THE ENVIRONMENT

     The Company is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials as the Company uses hazardous substances and generates hazardous wastes in the ordinary course of its manufacturing process. The Company recognizes liabilities related to remediation of contaminated properties when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of the Company's share of costs attributable to potentially responsible parties (''PRPs'') which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

     The Company wholly or jointly owns or operates 56 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. The Company is investigating or remediating contamination at 24 properties. The Company has also been identified as a PRP under the federal Comprehensive Environmental Response, Compensation, and Liability Act (''CERCLA'') at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. Such laws may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substance found at the property. During 1994 and 1995, the Company paid approximately $1.4 million and $3.2 million, respectively, for environmental investigation and remediation.

     The Company currently is aware of probable obligations for environmental matters at 32 properties. As of August 31, 1995, the Company has made an environmental accrual of $18.5 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

     The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at August 31, 1995. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $19.8 million.

     Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has five closure and five post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made. Such closure and post-closure costs are estimated to be $5.8 million at August 31, 1995 (and is in addition to the $19.8 million discussed in the prior paragraph).

     The Company is currently involved in three administrative proceedings brought by Region VII of the Environmental Protection Agency (''EPA'') with respect to alleged violations under the Clean Air Act, the Emergency Planning and Community Right-to-Know Act and RCRA at the Coffeyville refinery. The Company is currently negotiating with the EPA concerning these matters and believes that such negotiations may result in compromise settlements, including the possible implementation of a Supplemental Environmental Project in connection with the Clean Air Act proceeding. Absent such settlements, the Company intends to contest the EPA's allegations. Accordingly, no provision has been made in the Company's financial statements for these proposed penalties. See "Legal Proceedings".

     Protection of the environment requires the Company to incur expenditures for equipment or processes, which expenditures may impact the Company's future net income. However, the Company does not anticipate that its competitive position will be adversely affected by such expenditures or by laws and regulations enacted to protect the environment. Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1994 and 1995, the Company had capital expenditures of approximately $2.6 million and $4.7 million, respectively, to prevent future discharges into the environment. The majority of such expenditures was for improvements at the Coffeyville refinery. Management believes the Company currently is in substantial compliance with existing environmental rules and regulations.


GOVERNMENT REGULATION

     The Company's business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public's interest by promoting fair trade practices, safety, health and welfare. The Company's operating procedures conform to the intent of these laws and management believes that the Company currently is in compliance with all such laws, the violation of which could have a material adverse effect on the Company.

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


EMPLOYEE RELATIONS

     At August 31, 1995, the Company had approximately 12,700 employees. Approximately 43% of the Company's employees were represented by unions having national affiliations. The Company's relationship with employees is considered to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on the Company's operating results. Current labor contracts expire on various dates through May 1998. There are no wage re-openers in any of the collective bargaining agreements.


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

     Generally, a portion of the annual patronage refund is returned in cash and for the balance of the patronage refund (the "non-cash portion") the members receive Farmland common shares associate member common shares or capital credits (the equity type received is determined by the membership status). The non-cash portion of the patronage refund, also referred to herein as "allocated equity portion", is determined annually by the Board of Directors. The annual patronage refund is returned to members as soon as practical after the end of each fiscal year. The Internal Revenue Code of 1986, as amended, allows a cooperative to deduct from its taxable income the total amount of the patronage refunds returned, provided that not less than 20% of the total patronage refund returned is cash. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses.

     For the years ended 1993, 1994 and 1995, Farmland returned the following patronage refunds:

                     Cash or Cash
                  Equivalent Portion    Non-Cash Portion   Total Patronage
                  of Patronage Refunds of Patronage Refunds    Refunds

                                 (Amounts in thousands)

       1993   . . . . $    -0-          $    -0-          $    -0-
       1994   . . . . $   26,552        $   44,032        $   70,584
       1995   . . . . $   33,038        $   61,356        $   94,394

     Nonpatronage income or loss (income or loss from activities not directly related to the cooperative marketing or purchasing activities of Farmland) is subject to income taxes computed on the same basis as such taxes are computed on the income or loss of other corporations.


ALLOCATED EQUITY REDEMPTION PLANS

     The Allocated Equity Redemption Plans described below, namely the Base Capital Plan (as defined below), the estate settlement plan and the special allocated equity redemption plans (collectively, the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are also not binding upon the Board of Directors or the Company, and the Board of Directors reserves the right to redeem, or not redeem, any equities of the Company without regard to whether such action or inaction is in compliance with the Plans.
The factors which may be considered by the Board of Directors in determining when, and under what circumstances, the Company may redeem equities include, but are not limited to, the terms of the Company's Base Capital Plan, income and other tax considerations, the Company's results of operations, financial position, cash flow, capital requirements, long-term financial planning needs and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of the Company and thus of its members will be protected.

   BASE CAPITAL PLAN

     For the purposes of acquiring and maintaining adequate capital to finance the business of the Company, the Board of Directors has established a base capital plan ("Base Capital Plan").

   The Base Capital Plan provides a mechanism for determining the Company's total capital requirements and each voting member's and associate member's share thereof (the base capital requirement). As part of the Base Capital Plan, the Board of Directors may, in its discretion, provide for redemption of Farmland common stock or associate member common stock held by voting members or associate members whose holdings of common shares or associate member shares exceed the voting members' or associate members' base capital requirement. The Base Capital Plan provides a mechanism under which the cash portion of the patronage refund payable to voting members or associate members will depend upon the degree to which such voting members or associate members meet their base capital requirements.

   ESTATE SETTLEMENT PLAN

     The estate settlement plan provides that in the event of the death of an individual (a natural person) allocated equity holder, the allocated equity holdings of the deceased will be redeemed at par value with the exception allocated equity which was purchased and held by the deceased for less than five years. This provision is subject to a limitation of $1.0 million in any one fiscal year without further authorization by the Board of Directors.

   SPECIAL ALLOCATED EQUITY REDEMPTION PLANS

     From time to time, the Company has redeemed portions of its outstanding allocated equity under various special allocated equity redemption plans.

     Each such plan has been designed to return cash to members or former members of Farmland or Foods by redeeming certain types of outstanding allocated equity. The order in which each type of allocated equity is redeemed is determined by the Board of Directors. Except for preferred stock sold through a public offering in 1984, substantially all the redemptions under these plans were for allocated equities originally issued as the non-cash portion of the Company's patronage refunds. See "Patronage Refunds and Distribution of Net Earnings".

     Special allocated equity redemption plans are designed to provide a systematic method for redemption of outstanding allocated equity which is not subject to redemption through other Plans, such as the Base Capital Plan or the estate settlement plan.

     As of August 31, 1995, provisions of the current special allocated equity redemption plan include:

   1. No special redemption will be made if the redemption may result in a violation of covenants in loan agreements and similar instruments; and


   2. The targeted amount for special redemptions is a percentage of consolidated net income (member and nonmember). The percentage is determined based on the ratio of Funded Indebtedness to Capitalization (as defined in the special allocated equity redemption plan) before the special redemption but after giving effect to the distribution of cash and redemptions under the Base Capital Plan. Calculation for special redemptions is as follows:

                                       Total Special Allocated Equity
         Funded Indebtedness as                  Redemption
             as a Percent of                  as a Percent of
             Capitalization               Consolidated Net Income

                    >   50 %                         None
                    48 - 50 %                       2.5 %
                    45 - 47 %                       5.0 %
                    40 - 44 %                       7.5 %
                    <   40 %                       10.0 %

     The targeted amount may be prorated between these levels.

  3. The priority for redeeming equities under the Special Allocated Equity Redemption Plans is at the sole discretion of the Board of Directors of Farmland.

     Presented below are the amounts of allocated equity approved for redemption by the Board of Directors under the Base Capital Plan, the estate settlement plan and the special allocated equity redemption plans for each of the years in the five-year period ended 1995. The amounts approved for redemptions were paid in cash in the fiscal year following approval.

           Base Capital          Estate            Special Equity
               Plan         Settlement Plan       Redemption Plans    Total Plan
           Redemptions        Redemptions           Redemptions       Redemptions
                                      (AMOUNTS IN THOUSANDS)
1991            2,300           4                   5,351                7,655
1992            6,707         234                   6,755               13,696
1993              -0-         127                      12                  139
1994            8,740         126                   4,108               12,974
1995           14,159         128                  13,451               27,738


ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of Robert B. Terry, Vice President and General Counsel of Farmland, there is no litigation existing or pending against Farmland or any of its subsidiaries that, based on the amounts involved or the defenses available to the Company, would have a material adverse effect on the financial position of the Company except for the pending tax litigation relating to Terra Resources, Inc. ("Terra"), a former subsidiary of the Company, as explained in
Note 7 of the Notes to Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources."

    In accordance with the Securities and Exchange Commission's Regulation S-K, the Company reports that it is currently involved in the following administrative proceedings in which violations of environmental laws are alleged and civil penalties in excess of $100,000 are sought.

   1. COFFEYVILLE CERCLA/EPCRA FINE. On August 10, 1993, Region VII of the U.S. Environmental Protection Agency (the "EPA") issued against the Company an administrative complaint seeking $350,000 in civil penalties for alleged violations of notification requirements under the Comprehensive Environmental Response, Compensation and Liability Act and the Emergency Planning and Community Right to Know Act. The Company has been negotiating with the EPA concerning this matter, but no resolution has been reached to date.

  2. COFFEYVILLE RCRA DOCKET NO. VII-94-H-0018. On August 2, 1994, Region VII of the EPA issued against the Company an administrative complaint seeking $1.4 million in civil penalties for alleged violations of the Resource Conservation and Recovery Act (RCRA) and of regulations issued thereunder. The Company has been negotiating with the EPA concerning this matter, but no resolution has been reached to date.

  3. COFFEYVILLE CLEAN AIR ACT CIVIL PENALTY. On March 22, 1995, the U.S. Department of Justice ("DOJ") notified the Company of its intent to bring suit against the Company for alleged violations of the Clean Air Act. During July 1995, the Company was notified that, if suit is filed, the Government will seek civil penalties totaling $1.6 million. The Company has been negotiating with the DOJ and EPA concerning this matter but no resolution has been reached to date.


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

   2) the right of any holder of common stock, associate member common stock and capital credits to receive patronage refunds (including any cash patronage refunds) from Farmland is dependent on the holder being a voting member, an associate member or a patron. See "Business and Properties - The Company";

   3) the amount of patronage refunds (including any cash patronage refunds) a holder, eligible to receive patronage refunds, may receive is dependent on the net income of Farmland which is attributable to the quantity or value of business such holder transacts with Farmland and the amount by which a holder's investment in Farmland varies from such holder's base capital requirement. See "Business and Properties - Business - Patronage Refunds and Distribution of Net Earnings"; and

   4) Farmland intends to redeem its equities only in accordance with provisions of the Plans which provisions are determined by the Farmland Board of Directors at its sole discretion. See "Business and Properties - Equity Redemption Plans".

   At August 31, 1995, there are approximately 2,939 holders of common shares, 696 holders of associate member shares, and 11,937 holders of capital credits based upon the number of recordholders.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 1995 are derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements as of August 31, 1994 and 1995 and for each of the years in the three-year period ended August 31, 1995 (the "Consolidated Financial Statements"), and the independent auditors' report thereon, are included elsewhere herein. The information set forth below should be read in conjunction with information appearing elsewhere herein: "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements and related notes, and the independent auditors' report which contains an explanatory paragraph concerning income tax adjustments proposed by the IRS relating to Terra.

                                         Year Ended August 31
                           1991            1992            1993            1994            1995
                                                    (Amounts in Thousands except ratios)
SUMMARY OF OPERATIONS:(1)(2)
Net Sales   . . . . . . . . . .  $ 3,638,072   $   3,429,307   $   4,722,940   $   6,677,933   $   7,256,869
Operating Profit of Industry
  Segments  . . . . . . . . . .      156,765         160,912          86,579         154,799         293,381
Interest Expense  . . . . . . .       36,951          27,965          36,764          51,485          53,862
Income (Loss) From
  Continuing Operations   . . .       42,693          61,046         (30,400)         73,876         162,799
Net Income (Loss) . . . . . . .  $    42,693   $      62,313   $     (30,400)  $      73,876   $     162,799

DISTRIBUTION OF NET INCOME (LOSS):
Patronage Refunds:
  Allocated Equity  . . . . . .  $    17,837   $       1,038   $       1,155   $      44,032   $      61,356
  Cash and Cash Equivalents   .       12,571          17,918             495          26,580          33,061
Earned Surplus and Other
  Equities  . . . . . . . . . .       12,285          43,357         (32,050)          3,264          68,382
                                 $    42,693   $      62,313   $     (30,400)  $      73,876   $     162,799

BALANCE SHEETS:
Working Capital . . . . . . . .  $   122,124   $     208,629   $     260,519   $     290,704   $     319,513
Property, Plant and Equipment,
  Net       . . . . . . . . . .      490,712         446,002         504,378         501,290         592,145
Total Assets  . . . . . . . . .    1,369,231       1,526,392       1,719,981       1,926,631       2,185,943
Long-Term Debt (excluding
  current maturities)   . . . .      291,192         322,377         485,861         517,806         506,033
Capital Shares and Equities . .      497,364         588,129         561,707         585,013         687,287

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" for a discussion of the pending income tax litigation relating to Terra, a former subsidiary of the Company.

(2)  Acquisitions and Dispositions:

   (a) During 1994, the Company acquired 79% of the common stock of National Carriers, Inc. ("NCI") for a cash purchase price of $4.4 million.
       NCI is a trucking company located in Liberal, Kansas. NCI provides substantially all the trucking service needs of National Beef Packing
         Company, L.P. ("NBPC"), a limited partnership. See Note 2 of the Notes to Consolidated Financial Statements included herein.

     (b) In December 1993, the Company acquired all the common stock of seven international grain trading companies (collectively referred to as "Tradigrain"). The purchase price for Tradigrain ($31.4 million) was paid in cash. See Note 2 of the Notes to Consolidated Financial Statements included herein.

     (c) During 1993, Farmland acquired a 58% interest in NBPC (having increased to 68% on March 31, 1995 and, subsequent to August 31, 1995, such interest having increased to approximately 76%). Effective April 15, 1993, NBPC acquired Idle Wild Foods, Inc.'s beef packing plant and feedlot located in Liberal, Kansas. See
         Note 2 of the Notes to Consolidated Financial Statements included herein.

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

     (e) The following unaudited financial information for the year ended August 31, 1993 presents pro forma results of operations of the Company as if the disposition of CFA and the acquisition of NBPC had occurred at the beginning of the period presented. The pro forma financial information includes adjustments for amortization of goodwill, additional depreciation expense, and increased interest expense both on recourse and nonrecourse debt assumed in the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company been a single entity which excluded CFA and included NBPC for the full year 1993. See Note 2 of the Notes to Consolidated Financial Statements included herein.
                                                      August 31
                                                         1993
                                                      Unaudited
                                                (Amounts in Thousands)

               Net Sales  . . . . . . . . . . . . . $      5,357,867
               Income (Loss) Before
                 Extraordinary Item   . . . . . . .          (44,040)



                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its debt securities (the "continuous debt program") and bank lines of credit.

      The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the year ended August 31, 1995, the outstanding balance of demand certificates decreased by $9.6 million and the outstanding balance of subordinated debt certificates increased by $19.9 million.

      Farmland has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At August 31, 1995, short-term borrowings under the Credit Agreement were $250.8 million, revolving term borrowings were $85.0 million and $35.8 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

      Farmland pays commitment fees under the Credit Agreement of 1/10 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, Farmland must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of Combined Total Capitalization (as defined in the Credit Agreement), respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the Credit Agreement). At August 31, 1995, Farmland was in compliance with all covenants under the Credit Agreement. The Company and the bank participants annually renew the short-term commitments of the Credit Agreement. The next renewal date is in May
1996. Management expects that the short-term commitment will be renewed; however, at such annual renewal date, any bank participant may choose not to renew its portion of the short-term commitment. The revolving term loan facility will expire in May 1997.

      The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 1995, $47.2 million was borrowed. Financial covenants of these arrangements generally are not more restrictive than under the Credit Agreement.

      The Company also has filed a registration statement with the Securities and Exchange Commission to issue $200.0 million of debt. No such securities have been issued by the Company. If issued, such debt would be unsecured and non-subordinated obligations of the Company and would rank on parity in right of payment with all other unsecured and non-subordinated indebtedness of the Company.

      In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

      NBPC maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1995, $90.0 million was available under this facility of which $32.0 million was borrowed and $1.0 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

      Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1995, such borrowings totaled $70.3 million.

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

      As a cooperative, Farmland's member-sourced net earnings (i.e., income from business done with or for members) are distributed to its voting members, associate members and patrons in the form of common equity, capital credits or cash. For this purpose, net income or loss was determined in accordance with the requirements of federal income tax law up to 1994 and is determined in accordance with generally accepted accounting principles in 1995 and after. Other income is treated as "nonmember-sourced income". Nonmember-sourced income is subject to income tax and after-tax earnings are transferred to earned surplus. Under Farmland's bylaws, the member-sourced income is distributed to members as patronage refunds unless the earned surplus account, at the end of that year, is lower than 30% of the sum of the prior year-end balance of outstanding shares, associate member shares, capital credits, nonmember capital and patronage refunds for reinvestment. In such cases, member-sourced income is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member-sourced income is so reduced is treated as nonmember-sourced income. The member-sourced income remaining is distributed to members as patronage refunds. For the years 1993, 1994 and 1995, the earned surplus account exceeded the required amount by $3.8 million, $2.3 million and $62.8 million, respectively.

      Generally, a portion of the patronage refund is distributed in cash and the allocated equity portion is distributed in common stock, associate member common stock or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the allocated equity portion in any other form or forms of equities. The allocated equity portion of the patronage refund is determined annually by the Board of Directors, but the allocated equity portion of the patronage refund is not deductible for federal income tax purposes when it is issued unless at least 20% of the amount of the patronage refund is paid in cash. The allocated equity portion of the patronage refund is a source of funds from operations which is retained for use in the business and increases Farmland's equity base. Common stock and associate member common stock may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan. Capital credits and other equities of Farmland and Foods may be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described under "Business - Equity Redemption Plans" included herein.

      Cash provided by operating activities totaled $44.7 million in 1995 compared with $106.0 million in 1994. This decrease reflects the cash effect of increased inventories and accounts receivable (principally in the output business, and mostly the grain business).

      Other major sources of cash include $42.5 million from disposition of investments and collections on long-term notes receivable, $37.1 million from an increase in checks and drafts outstanding which is attributable to the Company's cash management systems, $10.3 million from investors in demand loan and subordinated debt certificates and $9.2 million from bank loans and other notes.

     Major uses of cash during 1995 include $124.7 million for capital additions or improvements, $26.8 million for acquisition of investments and notes receivable, $26.6 million for patronage refunds and dividends distributed from 1994 earnings and $12.4 million for the redemption of allocated equities under the Farmland base capital plan and special allocated equity redemption plan.

      In July 1983, Farmland sold the stock of Terra, a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

      On March 24, 1993, the IRS issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of a $237.2 million gain resulting from its sale, in July 1983, of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million, from dispositions of certain other assets.

      On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court on September 14, 1995; reply briefs were submitted to the court on November 28, 1995.

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $ 178.3 million, before tax benefits of the interest deduction, through August 31, 1995), or $264.1 million in the aggregate at August 31, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

      No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the above described IRS claims. Farmland believes that it has meritorious positions with respect to all of these claims.

      In the opinion of Bryan Cave, Farmland's special tax counsel, it is more likely than not that the courts will ultimately conclude that Farmland's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in favor of Farmland on any of these issues.


RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 1993, 1994 AND 1995

      The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for the Company's products change.

      The increase (decrease) in sales and operating income by business segment in each of the years in the three-year period ended 1995, compared with the respective prior year, is presented in the below table.
      Management's discussion of industry segment sales, operating income or loss and other factors affecting the Company's net income during 1993, 1994 and 1995 follows the table.


                                           Change in Sales                      Change in Net Income
                                     1993        1994        1995          1993         1994        1995
                                   Compared    Compared    Compared      Compared     Compared    Compared
                                   with 1992    with 1993   with 1994     with 1992   with 1993    with 1994
                                         (Amounts in Millions)                 (Amounts in Millions)
INCREASE (DECREASE) OF
BUSINESS SEGMENT -
SALES AND OPERATING
INCOME OR LOSS:
  Petroleum   . . . . . . . . . .  $     (92)   $     (32)  $     21      $    (13)   $      32    $     (35)
  Crop Production   . . . . . . .        (13)         278          8           (60)          74           73
  Feed    . . . . . . . . . . . .         34           49        (60)           (1)          (4)          (7)
  Food Processing and Marketing          563          943        337            (8)           4           56
  Grain Marketing   . . . . . . .        798          674        279             1          (34)          52
  Other   . . . . . . . . . . . .          4           43         (6)            7           (4)          -0-
                                   $   1,294    $   1,955   $    579      $    (74)   $      68    $     139
CORPORATE EXPENSES AND OTHER:
General corporate expenses (increase) decrease  . . . . . . . . . . . .   $      9    $      (9)   $     (14)
Other income and deductions (net) increase (decrease) . . . . . . . . .          7           14           (6)
Interest expense (increase) decrease  . . . . . . . . . . . . . . . . .         (9)         (15)          (2)
Equity in net income of investees increase (decrease) . . . . . . . . .        (10)          23           11
Minority owners' interest in income
  of subsidiaries (increase) decrease   . . . . . . . . . . . . . . . .         (1)           5          (14)
Provision for loss on disposition
  of assets (increase) decrease   . . . . . . . . . . . . . . . . . . .        (29)          29          -0-
Income taxes (increase) decrease  . . . . . . . . . . . . . . . . . . .         15          (11)         (25)
Net income increase (decrease)  . . . . . . . . . . . . . . . . . . . .   $    (92)   $     104    $      89

     In computing the operating income or loss of a business segment, none of the following have been added or deducted: corporate expenses (included in the statements of operations as selling, general and administrative expenses), which cannot practicably be identified or allocated to an industry segment, interest expense, interest income, equity in net income (loss) of investees, other income (deductions) and income taxes.


PETROLEUM

  SALES

     Sales of the petroleum business increased $21.3 million in 1995 compared with 1994, or 2.5%. Sales of gasoline increased $42.1 million due to 9.6% higher unit sales and 2.4% higher prices. Sales of distillates and propane decreased $14.3 million and $3.0 million, respectively, and sales of other petroleum products decreased $3.5 million. Unit sales of distillates and propane decreased as a result of the mild winter and a wet spring.

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

OPERATING INCOME

     The petroleum business incurred an operating loss of $8.0 million in 1995 compared with operating income of $27.2 million in 1994. This was attributable to increased crude oil costs (approximately 9%) without corresponding increases in finished product selling prices.

     Results from petroleum operations increased $31.7 million in 1994 compared with 1993 primarily because unit margins on diesel fuels with low levels of sulfur (required by the Environmental Protection Agency ("EPA") for diesel fuel sold after September 30, 1993) were higher than the prior year. These margins, which were significantly higher immediately after the crossover to the low sulfur level diesel fuels, decreased to normal levels later in 1994. In addition, margins on other refined fuels improved in 1994 compared with 1993 because the cost per barrel of crude oil decreased and because production at the Coffeyville, Kansas refinery was substantially higher than in the prior year.

     Operating income of the petroleum segment decreased $12.8 million in 1993 compared with 1992. The favorable effects of improved margins in propane and lower marketing and administrative expenses were more than offset by the unfavorable effects of lower income from distributing fuels produced by NCRA and the write-down to market value of certain petroleum inventories.


CROP PRODUCTION

  SALES

     Sales of the crop production business increased $8.0 million in 1995 compared with 1994. Sales of plant nutrients increased $117.9 million due to higher selling prices. Unit sales of plant nutrients decreased slightly from the record level of 7.4 million tons set in 1994. Sales of crop protection products reflect a decrease of $109.9 million as a result of placing the Company's crop protection operations in a 50%-owned joint venture on January 1, 1995.

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

  OPERATING INCOME

     Operating income of the crop production business increased $72.7 million in 1995 compared with 1994. In addition, the Company's share of the net income of joint ventures engaged in phosphate manufacturing increased $4.6 million and the Company's share of net income of WILFARM was $2.2 million. The increased operating results from crop production operations was principally attributable to the effect of higher selling price on unit margins and contributed significantly to the Company's increased net income in 1995.

     Operating income of the crop production business in 1994 increased $74.4 million compared with 1993. This increase resulted from higher unit sales and unit margins. Unit margins in 1994 were approximately twice the level of 1993 which increased operating income in this segment approximately $66.8 million. Unit sales increased over one million tons (18%) which increased operating income by approximately $10.8 million. In addition, included in the statement of operations in the caption, "Equity in income (loss) of investees", is $15.3 million in 1994 representing the Company's share of net income from fertilizer joint ventures. This is an increase of $23.4 million compared with 1993.
Demand for plant nutrients in 1994 was stronger than in 1993 due to an increase in the number of acres under cultivation, principally corn acreage (corn acreage harvested was relatively low in 1993 due to wet weather and the resulting floods in the Company's trade territory). In addition, demand for plant nutrients was stimulated by favorable weather conditions during the fall and spring application seasons. The increased demand for plant nutrients translated into higher unit sales and margins and contributed significantly to the Company's increased net income in 1994.

     Operating income of the crop production segment decreased $60.3 million in 1993 compared with 1992, primarily because of a 29% higher natural gas cost (the principal raw material consumed in producing nitrogen fertilizer) which was not recovered through selling prices. Fertilizer margins decreased approximately $43.2 million because of higher natural gas cost. In addition, phosphate fertilizer margins decreased approximately $7.1 million because decreased phosphate fertilizer selling prices more than offset decreased cost. In addition, the Company's share of the net loss of fertilizer ventures (included in the Company's Consolidated Statement of Operations in the caption "Equity in net income (loss) of investees") was $8.1 million in 1993 compared with a loss of $1.3 million in 1992.


FEED

  SALES

     Sales of the feed business decreased $60.1 million in 1995 compared with 1994. This decrease reflects lower unit sales in traditional markets for beef, dairy and swine feed partly offset by increased commercial (bulk) feed sales. Unit sales of dairy feed decreased because the number of dairy cattle on feed programs in the Company's trade territory decreased in 1995. Beef and swine feed unit sales decreased because the relatively low market prices available to livestock producers encouraged such producers to reduce input costs wherever possible and such efforts were aided by the mild winter during which pastures in most of the Company's trade area remained open and provided suitable grazing for beef cattle.

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

  OPERATING INCOME

     Operating income of the feed business decreased $7.0 million in 1995 compared with 1994. This decease is attributable to decreased unit sales in traditional markets with cooperatives combined with a net loss on sales to commercial accounts.

     Operating income of the feed business segment decreased $3.7 million in 1994 compared with 1993. Gross margins decreased approximately $.5 million reflecting lower margins on feed ingredients and pet food of $.8 million and $.4 million, respectively, partly offset by $.7 million higher margins on animal health products. In addition, feed sales, marketing and administration expenses increased $3.2 million primarily due to higher commissions and other variable compensation plans.

     Operating income of the feed segment of $20.7 million in 1993 decreased slightly compared with 1992. The decrease was due to the impact of lower selling prices.


FOOD PROCESSING AND MARKETING

  SALES

     Sales of the food processing and marketing business increased $337.3 million in 1995 compared with 1994. Sales of beef increased $350.6 million. Approximately $235.0 million of this increase resulted from NBPC's purchase of assets from Hyplains Beef L.C. (formerly 50%-owned by Farmland). The balance of the increased sales of beef resulted primarily from increased volume (approximately 16%) at NBPC's plant. Sales of pork decreased $13.3 million reflecting the net effect of lower wholesale pork prices, partly offset by higher unit sales.

     Sales of the food processing and marketing business increased $943.0 million in 1994 compared with 1993. Sales of beef increased $747.0 million principally because NBPC has been included in the Company's 1994 results for the full year. NBPC was acquired in April 1993. Pork sales increased
$195.9 million, due mostly to including operations of the Monmouth, Illinois plant in the Company's results for a full year in 1994. This plant was acquired in February 1993. In addition, sales of specialty meats of the Company's Carando division increased $13.0 million.

     Food processing and marketing sales increased $562.5 million in 1993 compared with 1992, primarily due to business acquisitions. In April 1993, the Company and partners organized NBPC. Farmland acquired a 58% ownership interest in NBPC (such interest having increased to 68% effective March 31, 1995 and, subsequent to August 31, 1995, such interest having increased to 76%) which acquired a beef packing plant and feedlot located in Liberal, Kansas. As a result of this acquisition, the Company's sales included beef sales of $442.1 million in 1993. In February 1993, Foods purchased a pork processing plant located at Monmouth, Illinois. As a result of this acquisition, sales of pork products increased approximately $90.0 million. Sales of fabricated pork products at the Company's other plants increased $17.0 million and sales of specialty meats of the Carando division increased $8.3 million.

  OPERATING INCOME

     Operating income of the food processing and marketing business increased $56.5 million in 1995 compared with 1994. This increase includes increased operating income of $43.5 million in beef operations and $13.0 million in pork operations. In addition, the Company's share of net income of Hyplains in 1995 (for the period prior to its acquisition by NBPC) increased $5.2 million compared with 1994. These increases reflect increased unit margins (mostly a result of lower cattle and hog market prices) and an increased number of cattle and hogs processed.

     Operating income in the food processing and marketing segment of $20.6 million in 1994 reflects an increase of $4.1 million compared with 1993. The increase includes $13.0 million higher operating income of the pork business partly offset by an $8.9 million decrease of operating income of the beef business. Operating income from pork processing and marketing operations increased primarily due to higher volume and higher margins on fresh pork, branded pork, hams and specialty meats of the Carando division. Operating income of the beef business decreased owing to weak consumer demands for beef and industry price competition.

     Operating income of the food processing and marketing segment decreased $8.7 million in 1993 compared with 1992. The decrease is primarily due to a 4.6% increase in live hog costs. Margins on fabricated products and hams increased $3.6 million and $4.4 million, respectively, and margins on beef products (not included in the Company's operations in 1992) were $4.2 million. These increases resulted from acquisitions which increased sales as discussed above. However, these increases were more than offset by the effects of the 4.6% increase in live hog costs which could not be fully recovered through increased wholesale prices of fresh and processed pork products and by higher selling and administrative expenses.

GRAIN MARKETING

  SALES AND OPERATING INCOME

     Sales of grain increased $279.0 million in 1995 compared with 1994. This increase resulted from higher grain prices and unit sales, primarily export sales. Operating income of the grain business totaled $17.9 million in 1995 compared with a loss of $33.5 million in 1994. The increase in operating results was attributable to approximately 59.0 million bushels higher export volume by the North American grain division increased volume of international grain brokered by Tradigrain and as a result of more favorable unit margins which developed as market prices increased in response to decreased worldwide production in 1995.

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

     In 1993, operating income of the grain business was $.1 million compared with a loss of $.7 million for the two months ended August 31, 1992. In 1993, grain marketing operations were relocated to Kansas City from Enid, Oklahoma, an export elevator at Houston, Texas was sold and certain duplicative administrative costs were eliminated. As a result, cost reductions were realized in 1993.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased $39.1 million in 1995 compared with 1994. Approximately $25.3 million of the increase was directly connected to business segments (primarily the grain and pork businesses) and has been included in the determination of the operating income of business segments. The increase of general corporate expenses, not identified to business segments ($13.8 million), reflects higher variable compensation, pension and other employee costs and higher costs for legal services.

     SG&A increased $81.5 million in 1994 compared with 1993. However, as a percent of sales, these expenses were slightly lower in 1994 than in 1993. Approximately $17.6 million of the increase resulted from acquisition of Tradigrain and NCI and from including NBPC in the Company's financial statements for the full year in 1994. Approximately $29.0 million of the increase was in pork marketing and processing and resulted primarily from including the Monmouth, Illinois pork plant in the Company's operations for a full year, and from higher sales of pork. Farm supply businesses and the grain marketing business had higher SG&A of $13.1 million and $3.4 million, respectively. The balance of the SG&A increase was primarily due to variable compensation plans.

     These expenses decreased $12.3 million in 1993 compared with 1992 primarily due to SG&A directly connected to business segments. Corporate, general and administrative expenses, not identified to business segments (see Note 12 of the Notes to Consolidated Financial Statements) decreased $9.3 million in 1993 compared with 1992.


OTHER INCOME (DEDUCTIONS)

  INTEREST EXPENSE

     Interest expense increased $2.4 million in 1995 compared with 1994, reflecting a higher average interest rate (approximately 1/2% higher), partly offset by a lower amount of average borrowings.

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

  CAPITAL EXPENDITURES

     See "Business - Capital Expenditures and Investments in Ventures" included herein.

  OTHER, NET

     In June 1993, the Company filed a lawsuit against 43 insurance carriers and other parties (the "Defendants") seeking declaratory judgments regarding the Defendants' insurance coverage obligations for environmental remediation costs. In 1994 and 1995, the Company negotiated settlements with 20 and 2 insurance companies, respectively, and, as part of the settlements, the Company provided the Defendants with releases of various possible environmental obligations. As a result of these settlements, the Company received cash payments of $13.6 million and $.3 million in 1994 and 1995, respectively, and has included such amounts in the caption "Other income (deductions): Other, net" in the Company's and Consolidated Statement of Operations for the year then ended. See Note 16 of the Notes to Consolidated Financial Statements included herein.

  MATTERS INVOLVING THE ENVIRONMENT

     See "Business - Matters Involving the Environment" included herein.


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

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of," was issued by the Financial Accounting Standards Board ("FASB") in March 1995 and is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management expects that the adoption of Statement 121 will not have a significant impact on the Company's Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

        Independent Auditors' Report  . . . . . . . . . . . . . . 30

        Consolidated Balance Sheets,
            August 31, 1994 and 1995  . . . . . . . . . . . . . . 31

        Consolidated Statements of Operations
            for each of the years in
            the three-year period ended August 31, 1995 . . . . . 33

        Consolidated Statements of Cash Flows for
            each of the years in the three-year
            period ended August 31, 1995  . . . . . . . . . . . . 34

        Consolidated Statements of Capital Shares
            and Equities for each of the years in
            the three-year period ended August 31, 1995 . . . . . 36

        Notes to Consolidated Financial Statements  . . . . . . . 37


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Farmland Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1994 and 1995, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 1995. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the Consolidated Financial Statements, the Internal Revenue Service ("IRS") has examined the Company's tax returns for the years ended August 31, 1983 and 1984, and has proposed certain adjustments. Should the IRS ultimately prevail, the federal and state income taxes and statutory interest thereon could be significant. Farmland believes it has meritorious positions with respect to such claims and, based upon the opinion of special tax counsel, management believes it is more likely than not that the courts will ultimately conclude that Farmland's treatment of such items was substantially, if not entirely, correct. The ultimate outcome of this matter can not presently be determined. Therefore, no provision for such income taxes and interest has been made in the accompanying Consolidated Financial Statements.


                                      KPMG PEAT MARWICK LLP

Kansas City, Missouri
October 20, 1995


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                             August 31
                                                        1994          1995
                                                      (Amounts in Thousands)
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . .  $     44,084   $      -0-
   Accounts receivable - trade  . . . . . . . . . .       360,560       446,232
   Inventories (Note 3)   . . . . . . . . . . . . .       572,660       772,528
   Other current assets   . . . . . . . . . . . . .       119,139        60,883

       Total Current Assets   . . . . . . . . . . .  $  1,096,443   $ 1,279,643

Investments and Long-Term Receivables
   (Notes 4 and 14)   . . . . . . . . . . . . . . .  $    189,601   $   185,687


Property, Plant and Equipment (Notes 5 and 6):
   Property, plant and equipment, at cost   . . . .  $  1,202,159   $ 1,334,849
   Less accumulated depreciation and amortization         700,869       742,704

   Net Property, Plant and Equipment  . . . . . . .  $    501,290   $   592,145

Other Assets  . . . . . . . . . . . . . . . . . . .  $    139,297   $   128,468

Total Assets  . . . . . . . . . . . . . . . . . . .  $  1.926,631   $ 2,185,943

See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                             August 31
                                                        1994          1995
                                                       (Amounts in Thousands)
Current Liabilities:
  Demand loan certificates  . . . . . . . . . . . .  $    23,158   $    13,524
  Short-term notes payable (Note 6)   . . . . . . .      279,137       346,133
  Current maturities of long-term debt (Note 6)   .       27,840        42,394
  Accounts payable - trade  . . . . . . . . . . . .      246,181       245,905
  Accrued payroll   . . . . . . . . . . . . . . . .       52,816        50,337
  Other current liabilities   . . . . . . . . . . .      176,607       261,837

          Total Current Liabilities   . . . . . . .  $   805,739   $   960,130

Long-Term Debt (excluding current
  maturities) (Note 6)  . . . . . . . . . . . . . .  $   517,806   $   506,033

Deferred Income Taxes (Note 7)  . . . . . . . . . .  $     6,340   $    12,501

Minority Owners' Equity in Subsidiaries (Note 8)  .  $    11,733   $    19,992

Capital Shares and Equities (Note 9):
  Preferred shares, $25 par value--Authorized
    8,000,000 shares, 98,113 shares issued
    and outstanding (148,069 shares in 1994)  . . .  $     3,702   $     2,453
  Common shares, $25 par value -- Authorized
    50,000,000 shares, 15,416,370 shares
    issued and outstanding
    (14,542,478 shares in 1994)   . . . . . . . . .      363,562       385,409
  Associate member common shares (nonvoting),
    $25 par value -- Authorized 2,000,000
    shares, 445,323 shares issued and
    outstanding (370,707 shares in 1994)  . . . . .        9,268        11,133
  Earned surplus and other equities   . . . . . . .      208,481       288,292

          Total Capital Shares and Equities   . . .  $   585,013   $   687,287

Contingent Liabilities and Commitments (Notes 6, 7 and 10)


Total Liabilities and Equities  . . . . . . . . . .  $ 1,926,631   $ 2,185,943

See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended August 31
                                            1993            1994        1995
                                                   (Amounts in Thousands)
Sales       . . . . . . . . . . . . . . $   4,722,940    $ 6,677,933  $  7,256,869
Cost of sales . . . . . . . . . . . . .     4,470,290      6,284,084     6,699,178

Gross income  . . . . . . . . . . . . . $     252,650    $  393,849   $    557,691

Selling, general and administrative
    expenses  . . . . . . . . . . . . . $     223,792    $   305,279$      344,364

Other income (deductions):
   Interest expense   . . . . . . . . . $    (36,764)    $   (51,485) $    (53,862)
   Interest income  . . . . . . . . . .         4,189          6,170         8,334
   Other, net (Note 16)   . . . . . . .         9,536         20,111        11,600
   Provision for loss and disposition
       of assets (Note 17)  . . . . . .       (29,430)           -0-         -0-
Total other income (deductions) . . . . $     (52,469)   $   (25,204) $    (33,928)

Income (loss) before income
   taxes and equity in net income
   (loss) of investees and minority
   owners' interest in
   net (income) loss of subsidiaries  . $     (23,611)   $    63,366  $    179,399

Income tax (expense) benefit (Note 7) .         6,433         (4,890)      (29,628)

Income (loss) before equity in net
   income (loss) of
   investees and minority
   owners' interest  in
   net (income) loss of subsidiaries  . $     (17,178)   $    58,476  $    149,771

Equity in net income (loss) of
   investees (Note 4)   . . . . . . . .       (12,394)        10,878        22,785

Minority owners' interest in net (income)
   loss of subsidiaries (Note 8)  . . .          (828)         4,522        (9,757)

Net income (loss)   . . . . . . . . . . $     (30,400)   $    73,876  $    162,799

Distribution of net income (Note 9):
   Patronage refunds:
       Farm supply patrons  . . . . . . $       -0-      $    59,685  $     74,557
       Pork marketing patrons   . . . .         -0-           10,927        16,087
       Beef marketing patrons   . . . .         -0-            -0-           2,488
       Grain marketing patrons  . . . .         -0-            -0-           1,285
       The Cooperative Finance
           Association's patrons  . . .         1,650          -0-            -0-
                                        $       1,650    $    70,612  $     94,417
Earned surplus and other equities
   (Note 9)   . . . . . . . . . . . . .       (32,050)         3,264        68,382
                                        $     (30,400)   $    73,876  $    162,799

See notes to Consolidated Financial Statements

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended August 31
                                                                     1993               1994             1995
                                                                                 (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .   $       (30,400)       $    73,876      $   162,799
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization  . . . . . . . . . .            57,730             62,960           69,138
     Provision for loss on disposition of assets  . . .            29,430                -0-              -0-
     (Gain) loss on disposition of fixed assets   . . .              (385)            (1,794)           1,882
     Patronage refunds received in equities   . . . . .            (2,241)            (2,171)          (2,025)
     Proceeds from redemption of patronage equities   .             1,731                573            1,026
     Equity in net (income) loss of investees   . . . .            12,394            (10,878)         (22,785)
     Deferred income tax (benefit) expense  . . . . . .            (3,463)            (5,034)           6,161
     Minority owners' equity in
           income (loss) of subsidiaries  . . . . . . .               828             (4,522)           9,757
     Other        . . . . . . . . . . . . . . . . . . .             6,776              5,292              412
     Changes in assets and liabilities (exclusive
        of assets and liabilities of businesses acquired):
           Accounts receivable  . . . . . . . . . . . .           (92,024)           (12,079)         (70,413)
           Inventories  . . . . . . . . . . . . . . . .           (65,402)            (4,692)        (186,570)
           Other assets . . . . . . . . . . . . . . . .           (30,154)           (45,990)          38,889
           Accounts payable . . . . . . . . . . . . . .            19,630             17,884              782
           Other liabilities  . . . . . . . . . . . . .           (17,981)            32,617           35,684

Net cash provided by (used in) operating activities . .   $      (113,531)       $   106,042      $    44,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to borrowers by finance companies  . . . . . .   $      (624,618)       $       -0-      $       -0-
Collections from borrowers by finance companies . . . .           631,668                -0-              -0-
Acquisition of businesses . . . . . . . . . . . . . . .           (10,500)           (35,790)             -0-
Proceeds from disposal of investments and
     notes receivable   . . . . . . . . . . . . . . . .            12,115             34,577           42,530
Acquisition of investments and notes receivable . . . .           (50,378)           (22,117)         (26,789)
Capital expenditures  . . . . . . . . . . . . . . . . .           (98,238)           (69,776)        (124,722)
Proceeds from sale of fixed assets  . . . . . . . . . .            10,900             14,785            3,828
Distribution from joint venture, net  . . . . . . . . .               -0-                -0-              -0-
  Proceeds from sale of assets to
     joint venture partner  . . . . . . . . . . . . . .               -0-              2,310              -0-
Proceeds from disposition of subsidiary (Note 2)  . . .            87,227                -0-              -0-
Other             . . . . . . . . . . . . . . . . . . .            (2,140)             5,547           (1,628)

Net cash used in investing activities . . . . . . . . .   $       (43,964)       $   (70,464)     $  (106,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease of demand loan certificates  . . . . . . .   $       (13,224)       $    (6,702)     $    (9,634)
Proceeds from bank loans and notes payable  . . . . . .           916,799            888,088          522,916
Payments of bank loans and notes payable  . . . . . . .          (777,268)          (924,731)        (513,672)
Proceeds from issuance of subordinated
      debt certificates   . . . . . . . . . . . . . . .            72,423             57,636           46,715
Payments for redemption of subordinated
      debt certificates   . . . . . . . . . . . . . . .           (16,490)           (33,034)         (26,866)
Checks and drafts outstanding . . . . . . . . . . . . .                                  -0-           37,088
Payments for redemption of equities . . . . . . . . . .           (13,505)            (3,244)         (12,431)
Payments of patronage refunds and dividends . . . . . .           (17,946)               -0-          (26,648)
Other . . . . . . . . . . . . . . . . . . . . . . . . .               340              2,120              492

Net cash provided by (used in) financing activities . .   $       151,129        $   (19,867)    $     17,960

Net increase (decrease) in cash and
     cash equivalents   . . . . . . . . . . . . . . . .   $        (6,366)       $    15,711     $    (44,084)
Cash and cash equivalents at beginning of year  . . . .            34,739             28,373           44,084
Cash and cash equivalents at end of year  . . . . . . .   $        28,373        $    44,084     $        -0-

SUPPLEMENTAL SCHEDULE OF CASH PAID
     FOR INTEREST AND INCOME TAXES:
Interest  . . . . . . . . . . . . . . . . . . . . . . .   $        41,136        $    43,645     $     49,885

Income taxes (net of refunds) . . . . . . . . . . . . .   $         1,479        $     9,746     $     30,006

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
Equities and minority owners' interest
     called for redemption  . . . . . . . . . . . . . .   $           -0-        $    12,935      $    27,738
Transfer of assets in exchange for
     investment in joint ventures   . . . . . . . . . .   $           -0-        $       309      $     2,061
Appropriation of current year's net income
     as patronage refunds   . . . . . . . . . . . . . .   $           -0-        $    70,612      $    94,417
Acquisition of businesses:
     Fair value of net assets acquired    . . . . . . .   $       114,519        $   131,847      $       -0-
     Goodwill   . . . . . . . . . . . . . . . . . . . .            16,086              1,094              -0-
     Minority owners' investment  . . . . . . . . . . .            (7,000)              (843)             -0-
     Cash Paid  . . . . . . . . . . . . . . . . . . . .           (10,500)           (35,790)             -0-
Liabilities Assumed . . . . . . . . . . . . . . . . . .   $       113,105        $    96,308      $       -0-
     See accompanying Notes to Consolidated Financial Statements.

                              FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES

                                                            Years Ended August 31, 1993, 1994 and 1995
                                                                                            Earned       Total
                                                                             Associate      Surplus     Capital
                                                                               Member        And        Shares
                                                    Preferred     Common       Common       Other          And
                                                     Shares       Shares       Shares      Equities    Equities
                                                                           (Amounts in Thousands)
    BALANCE AT AUGUST 31, 1992  . . . . . . . . .  $     3,713  $    376,383  $   8,176   $    199,857  $  588,129
    Issue, redemption and cancellation of equities          (5)        6,740        (49)        (1,058)      5,628
    Appropriation of current year's net loss  . .          -0-          -0-         -0-        (30,400)    (30,400)
    Transfers to current liabilities  . . . . . .          -0-          -0-         -0-         (1,650)     (1,650)
    Exchange of common stock, associate member
         common stock and other equities  . . . .          -0-        (3,127)        69          3,058         -0-

    BALANCE AT AUGUST 31, 1993  . . . . . . . . .  $     3,708  $    379,996  $   8,196   $    169,807  $  561,707
    Issue, redemption and cancellation of equities         -0-          (355)        17         (3,397)     (3,735)
    Appropriation of current year's net income  .          -0-          -0-         -0-         73,876      73,876
    Patronage refund payable in cash transferred
         to current liabilities   . . . . . . . .          -0-          -0-         -0-        (26,552)    (26,552)
    Base capital redemptions transferred
         to current liabilities   . . . . . . . .          -0-        (8,628)      (112)         -0-        (8,740)
    Other equity redemptions transferred
         to current liabilities   . . . . . . . .           (6)           (9)       -0-         (3,440)     (3,455)
    Transferred to liabilities  . . . . . . . . .          -0-          -0-         -0-         (8,084)     (8,084)
    Dividends on preferred stock  . . . . . . . .          -0-          -0-         -0-             (4)         (4)
    Exchange of common stock, associate member
         common stock and other equities  . . . .          -0-        (7,442)     1,167          6,275         -0-

    BALANCE AT AUGUST 31, 1994  . . . . . . . . .  $     3,702  $    363,562  $   9,268  $     208,481  $  585,013
    Issue, redemption and cancellation of equities         -0-           (51)       332           (990)       (709)
    Appropriation of current year's net income  .          -0-          -0-         -0-        162,799     162,799
    Patronage refund payable in cash transferred
         to current liabilities   . . . . . . . .          -0-          -0-         -0-        (33,061)    (33,061)
    Base capital redemptions transferred
         to current liabilities   . . . . . . . .          -0-       (13,939)      (220)           -0-     (14,159)
    Other equity redemptions transferred
         to current liabilities   . . . . . . . .       (1,249)          (30)        -0-       (11,477)    (12,756)
    Prior year patronage refund allocation  . . .          -0-        35,940      1,508        (37,284)        164
    Dividends on preferred stock  . . . . . . . .          -0-          -0-         -0-             (4)         (4)
    Exchange of common stock, associate member
         common stock and other equities  . . . .          -0-           (73)       245           (172)         -0-

    BALANCE AT AUGUST 31, 1995  . . . . . . . . .  $     2,453  $    385,409  $  11,133  $     288,292  $  687,287

See accompanying Notes to Consolidated Financial Statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Farmland Industries, Inc., a Kansas corporation, is organized and operated as a cooperative and its mission is to be a producer-driven and profitable agricultural supply to consumer foods cooperative system.

     Principles of Consolidation -- The Consolidated Financial Statements include the accounts of Farmland Industries, Inc. and all its majority-owned subsidiaries ("Farmland" or the "Company", unless the context requires otherwise). All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends August 31. Accordingly, all references to "year" or "years" are to fiscal years ended August 31.

     Cash and Cash Equivalents -- Investments with maturities of less than three months are included in "Cash and cash equivalents."

     Investments -- Investments in companies over which the Company exercises significant influence (20% to 50% voting control) are accounted for by the equity method. Other investments are stated at cost, less provision for impairment (other than temporary impairment).

     Accounts Receivable -- The Company uses the allowance method to account for doubtful accounts and notes. Uncollectible accounts and notes receivable from members are written off against the common shares held by members before such uncollectible accounts are charged to operations.

     Inventories -- Grain inventories are valued at market adjusted for net unrealized gains or losses on open commodity contracts. Crude oil, refined petroleum products, cattle and beef inventories are valued at the lower of last-in, first-out cost or market. Other inventories are valued at the lower of first-in, first-out cost or market. Supplies are valued at cost.

     Property, Plant and Equipment -- Assets, including assets under capital leases, are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets and the remaining terms of the capital leases, respectively.

     Goodwill -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis over a period of 15 to 25 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $3.3 million and $6.9 million, respectively at August 31, 1994 and 1995.

     Sales -- The Company's policy is to recognize sales at the time product is shipped. Net margins on international grain merchandised, rather than the value of such products, are included in net sales. The gross value of international grain merchandised in 1994 and 1995 was $590.2 million and $1,552.4 million, respectively.

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

     Federal Income Taxes -- Farmland is subject to income taxes on all income not distributed to patrons as patronage refunds. Farmland files consolidated federal and state income tax returns. Effective September 1, 1993, Farmland adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Farmland accounted for income taxes using the deferred method under APB Opinion 11 for the year ended August 31, 1993.

     Reclassification -- Certain prior-year amounts have been reclassified to conform with the current year presentations.


(2)  ACQUISITIONS AND DISPOSITIONS

     During 1993, the Company and partners organized National Beef Packing Company, L.P. ("NBPC"). Farmland retained a 58% ownership interest (having increased to 68% effective March 31, 1995 and, subsequent to August 31, 1995, such interest having increased to 76%) in NBPC by investing $10.5 million in cash. On April 15, 1993, NBPC acquired the business of Idle Wild Foods, Inc. ("Idle Wild"), a beef packing plant and feedlot located in Liberal, Kansas. NBPC acquired the assets by assuming liabilities of Idle Wild with a fair value of approximately $130.6 million (including bank loans which are nonrecourse to NBPC's partners). The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NBPC have been included in the Company's Consolidated Financial Statements from April 15, 1993. The liabilities assumed over the fair value of the net identifiable assets acquired has been recorded as goodwill.

     To establish The Cooperative Finance Association ("CFA") as an independent finance association for its members, on August 30, 1993 CFA purchased 10.1 million shares of its voting common stock from the Company for a purchase price comprised of $1.5 million in cash, equities of Farmland Industries, Inc. (with a par value of $2.4 million) held by CFA and a $6.2 million subordinated promissory note payable to the Company bearing interest of 5.3%. In addition, during 1993, CFA: 1) repaid its operating loan from the Company
($25.2 million); and, 2) purchased the lending operations and assets of Farmland Financial Services Company for a cash payment of $60.5 million and a $2.1 million, 6.0% subordinated note payable to the Company. The Company repaid $87.2 million of its borrowings from the National Bank for Cooperatives with the proceeds received from CFA. As a result of CFA's stock purchase and amendments to CFA's bylaws, The Company's voting control in CFA decreased to 25%. Accordingly, effective August 31, 1993, CFA is not included in the consolidated balance sheet of the Company.

     The following unaudited financial information, for 1993, presents pro forma results of operations of the Company as if the disposition of CFA and the acquisitions of NBPC had occurred at the beginning of the period presented. The pro forma financial information includes adjustments for amortization of goodwill, additional depreciation expense and increased interest expense on debt assumed in the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company been a single entity which excluded CFA and included NBPC for the full year 1993.

                                                 August 31, 1993
                                                   (Unaudited)
                                              (Amounts in Thousands)
             Net sales  . . . . . . . . . . . . .  $     5,357,867

             Income (loss) before
                extraordinary item  . . . . . . .  $     (44,040)

     During 1994, the Company acquired approximately 79% of the common stock of National Carriers, Inc. ("NCI") for a cash purchase price of $4.4 million. NCI is a trucking company located in Liberal, Kansas. NCI provides substantially all the trucking service needs of National Beef Packing Company, L.P. ("NBPC").

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


(3)  INVENTORIES

     Major components of inventories are as follows:
                                                        August 31
                                                   1994          1995
                                                 (Amounts in Thousands)
   Grain    . . . . . . . . . . . . . . . . . . $   170,699  $    312,202
   Beef     . . . . . . . . . . . . . . . . . .      21,116        30,179
   Materials  . . . . . . . . . . . . . . . . .      51,428        39,399
   Supplies   . . . . . . . . . . . . . . . . .      43,036        50,328
   Finished and in-process products   . . . . .     286,381       340,420
                                                $   572,660  $    772,528

     The carrying values of crude oil and refined petroleum inventories stated under the lower of last-in, first-out ("LIFO") cost or market at August 31, 1994 and 1995 were $86.2 million and $82.6 million, respectively. If the lower of first-in, first-out ("FIFO") cost or market had been used to value these products, the carrying values of inventories at August 31, 1994 and 1995 would have been lower by $4.1 million and $7.9 million, respectively.

     The carrying values of beef inventories stated under LIFO at August 31, 1994 and 1995 were $21.1 million and $30.2 million, respectively. The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the results of operations reported in 1993, 1994 and 1995, as market value of these inventories was lower than LIFO and approximated FIFO cost.


(4)  INVESTMENTS AND LONG-TERM RECEIVABLES

     Investments and long-term receivables are as follows:
                                                            August 31
                                                        1994          1995
                                                       (Amounts in Thousands)
   Investments accounted for by the equity method    $    52,478   $    88,786
   Investments in and advances to other cooperatives      42,744        47,320
   National Bank for Cooperatives   . . . . . . . .       28,786        26,999
   Other investments and long-term receivables  . .       16,638        18,363
   Notes receivable from ventures, 20% to 50% owned       48,955         4,219
                                                     $   189,601   $   185,687

   National Bank for Cooperatives ("CoBank") requires borrowers from the bank to maintain an investment in stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 1994 and 1995, Farmland's investment in CoBank approximated its requirement. This investment is pledged to secure borrowings from CoBank. See Note 14.

   Summarized financial information of investees accounted for by the equity method is as follows:
                                                       August 31
                                                  1994          1995
                                                 (Amounts in Thousands)
       Current Assets   . . . . . . . . . . . . $    105,981 $     243,259
       Long-Term Assets   . . . . . . . . . . .      252,704       238,297
           Total Assets . . . . . . . . . . . . $    358,685 $     481,556

       Current Liabilities  . . . . . . . . . . $    111,077 $     205,713
       Long-Term Liabilities  . . . . . . . . .      144,255        94,029
           Total Liabilities  . . . . . . . . . $    255,332 $     299,742

       Net Assets   . . . . . . . . . . . . . . $    103,353 $     181,814

                                                           Year Ended August 31
                                                     1993            1994          1995
                                                            (Amounts in Thousands)
 Net sales . . . . . . . . . . . . . . . . . . .  $    601,194    $    803,516   $ 1,212,592
 Net income (loss) . . . . . . . . . . . . . . .  $    (22,755)   $     24,285   $    46,803
 Farmland's equity in net income (loss)  . . . .  $    (12,394)   $     10,878   $    22,785

     The Company's investments accounted for by the equity method consist principally of 50% equity interests in two phosphate fertilizer manufacturing ventures (Farmland Hydro, L.P. and SF Phosphates Limited Company) and, through March 31, 1995, a 50% interest in Hyplains Beef, L.C. (such interest being contributed to NBPC in return for an additional 10% ownership interest by the Company in NBPC).

     Effective September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of this change in the use of fair value accounting and reporting for certain investments in debt and equity securities was immaterial.

(5)  PROPERTY, PLANT AND EQUIPMENT

     A summary of cost for property, plant and equipment is as follows:
                                              August 31
                                         1994          1995
                                         (Amounts in Thousands)
   Land and improvements. . . .. .    $     42,261  $     42,355
   Buildings  . . . . . . . . .. . .       224,767       245,460
   Machinery and equipment  . .. . .       716,683       765,383
   Automotive equipment   . . .. . .        65,986        67,124
   Furniture and fixtures   . .. . .        48,613        54,888
   Capital leases   . . . . . .. . .        50,956        49,241
   Leasehold improvements   . .. . .        15,085        21,763
   Other    . . . . . . . . . .. . .         7,045         7,124
   Construction in progress   .. . .        30,763        81,511
                                      $  1,202,159  $  1,334,849

     During 1993, 1994 and 1995, the Company capitalized construction period interest of $1.6 million, $.4 million and $.7 million, respectively.


(6)  BANK LOANS, SUBORDINATED DEBT CERTIFICATES AND NOTES PAYABLE

     Bank loans, subordinated debt certificates and notes payable are as follows:
                                                          August 31
                                                     1994          1995
                                                   (Amounts in Thousands)
Subordinated certificates of investment
   and capital investment certificates
   --6% to 9.5%, maturing 1996 through 2014   . . .  $    210,054  $    225,132
Subordinated monthly interest certificates
   --6.25% to 12%, maturing 1996 through 2014   . .        70,057        74,863
National Bank for Cooperatives
   --6.22% to 9.2%, maturing 1996 through 2001  . .        74,278        68,444
Other bank notes--6.1% to 8.75%,
   maturing 1996 through 2001   . . . . . . . . . .       117,813        88,054
Industrial revenue bonds--5.75% to 8%,
   maturing 1996 through 2007   . . . . . . . . . .        25,055        21,750
Promissory notes--7% to 10%,
   maturing 1996 through 2002   . . . . . . . . . .        18,684        14,794
Other--5% to 13%  . . . . . . . . . . . . . . . . .        29,705        55,390
                                                     $    545,646  $    548,427
Less current maturities . . . . . . . . . . . . . .        27,840        42,394
                                                     $    517,806  $    506,033

     The Company has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At August 31, 1995, the Company had $250.8 million of short-term borrowings under the Credit Agreement, $85.0 million of revolving term borrowings and $35.8 million was being utilized to support letters of credit issued on behalf of the Company by participating banks.

     The Company pays commitment fees under the Credit Agreement of 1/10 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, the Company must maintain consolidated working capital of not less than $150.0 million, consolidated net worth of not less than $475.0 million and funded indebtedness and senior funded indebtedness of not more than 52% and 43% of Combined Total Capitalization (as defined in the Credit Agreement), respectively. All computations are based on consolidated financial data adjusted to exclude nonrecourse subsidiaries (as defined in the Credit Agreement). At August 31, 1995, the Company was in compliance with all covenants under the Credit Agreement. The short-term provisions of the Credit Agreement are reviewed and/or renewed annually. The next review date is in May 1996. The revolving term provisions of this agreement expire in May 1997.

     The Company maintains other borrowing arrangements with banks and financial institutions. At August 31, 1995, $47.2 million was borrowed under such agreements. Financial covenants of these arrangements generally are not more restrictive than under the Credit Agreement.

     NBPC maintains a $90.0 million borrowing agreement with a group of banks which provides financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1995, $32.0 million was borrowed under this agreement and $1.0 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At August 31, 1995, such short-term borrowings totaled $70.3 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

     Subordinated debt certificates have been issued under several different indentures. The Company may redeem subordinated certificates of investments and capital investment certificates in advance of scheduled maturities. Additionally, the Company may redeem subordinated certificates of investments, capital investment certificates and subordinated monthly interest certificates upon death of the holder.

     Outstanding subordinated debt certificates are subordinated to senior indebtedness. At August 31, 1995, senior indebtedness included $441.7 million for money borrowed, and additional financings (principally long-term operating leases) require aggregate payments over 15 years of approximately
$115.7 million.

     Under industrial revenue bonds and other agreements, property, plant and equipment with a carrying value of $23.9 million have been pledged.

     Bank loans, subordinated debt certificates and notes payable mature during the fiscal years ending August 31 in the following amounts:

                                                 (Amounts in Thousands)
           1996 . . . . . . . . . . . . . . . . . .  $    42,394
           1997 . . . . . . . . . . . . . . . . . .      146,131
           1998 . . . . . . . . . . . . . . . . . .       81,429
           1999 . . . . . . . . . . . . . . . . . .       27,465
           2000 . . . . . . . . . . . . . . . . . .       31,719
           2001 and after . . . . . . . . . . . . .      219,289
                                                     $   548,427

   At August 31, 1994 and 1995, the Company had demand loan certificates and short-term bank debt outstanding of $305.0 million (weighted average interest rate of 5.1%) and $365.3 million (weighted average interest rate of 6.4%), respectively.


(7)  INCOME TAXES

   A.    TERRA RESOURCES, INC.

     In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

     On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale, in July 1983, of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million, from dispositions of certain other assets.

     On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court on September 14 1995; reply briefs are due in November 1995.

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $178.3 million, before tax benefits of the interest deduction, through August 31, 1995), or $264.1 million in the aggregate at August 31, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

     No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. The Company believes that it has meritorious positions with respect to all of these claims.

     In the opinion of Bryan Cave, the Company's special tax counsel, it is more likely than not that the courts will ultimately conclude that the Company's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in favor of the Company on any of these issues.

   B.    OTHER INCOME TAX MATTERS

     Income tax expense (benefit) attributable to income from continuing operations is comprised of the following:
                                            Year Ended August 31
                                      1993         1994          1995
                                            (Amounts in Thousands)
     Federal:
       Current  . . . . . . . . . .  $  (2,502)  $   10,076    $  18,533
       Deferred   . . . . . . . . .     (2,944)      (3,217)       4,255
                                     $  (5,446)  $    6,859    $  22,788
     State:
       Current  . . . . . . . . . .  $    (468)  $    1,965    $   3,356
       Deferred   . . . . . . . . .       (519)        (755)         665
                                     $    (987)  $    1,210    $   4,021
     Foreign:
       Current  . . . . . . . . . .  $   -0-     $   (2,117)   $   1,578
       Deferred   . . . . . . . . .      -0-         (1,062)       1,241
                                     $   -0-     $   (3,179)   $   2,819
                                     $  (6,433)  $    4,890    $  29,628

     Income (loss) before income tax expense from foreign sources amounted to ($14.3 million) and $19.3 million for 1994 and 1995, respectively.

     Income tax expense (benefit) attributable to income from continuing operations differs from the "expected" income tax expense (benefit) using statutory rate of 35% (34% for 1993), as follows:
                                                                 Year Ended August 31
                                                       1993            1994            1995
Computed "expected" income tax expense (benefit)
     on income (loss) before income taxes   . . . . . .(34.0)  %       35.0   %        35.0   %

Increase (reduction) in income tax expense (benefit)
attributable to:
     Patronage refunds  . . . . . . . . . . . . . . . . (4.0)         (33.3)          (18.3)
     Patronage-sourced items for
           which no benefit is available  . . . . . . . 26.5             -0-            -0-
     State income tax expense (benefit) net of
           federal income tax effect  . . . . . . . . . (2.2)           1.1             2.2
     Benefit associated with exempt income of
           foreign sales corporation  . . . . . . . . . (1.4)            -0-            -0-
     Other, net   . . . . . . . . . . . . . . . . . . . (2.7)           3.8            (2.4)
Income tax expense (benefit)  . . . . . . . . . . . . .(17.8)  %        6.6   %        16.5   %

     The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 1994 and 1995 are as follows:
                                                         August 31
                                                   1994             1995
                                                   (Amounts in Thousands)
    Deferred tax liabilities:
       Property, plant and equipment, principally
           due to differences in depreciation . $    20,242      $    26,009
       Prepaid pension cost   . . . . . . . . .      21,124           19,807
       Other  . . . . . . . . . . . . . . . . .      14,021           15,065
           Total gross deferred liabilities . . $    55,387      $    60,881

   Deferred tax assets:
       Safe harbor leases   . . . . . . . . . . $     5,391      $     5,096
       Accrued expenses   . . . . . . . . . . .      27,017           29,394
       Accounts receivable,  principally due to
           allowance for doubtful accounts  . .       4,394            2,300
       Other  . . . . . . . . . . . . . . . . .      12,245           11,590
           Total gross deferred assets  . . . . $    49,047      $    48,380

   Net deferred tax liability   . . . . . . . . $     6,340      $    12,501

     A valuation allowance for deferred tax assets was not necessary at August 31, 1994 or 1995.

     The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the years ended August 31, 1994 and 1995 are as follows:

                                                                                        August 31
                                                                           1994                    1995
                                                                              (Amounts in Thousands)
     Deferred tax expense (benefit)   . . . . . . . . . . . . . .   $        (8,044)         $         6,161

     Charge in lieu of taxes resulting from initial recognition of acquired tax benefits that are allocated to reduce
           goodwill related to the acquired entity  . . . . . . .             3,010                      -0-
                                                                    $        (5,034)         $         6,161

     Deferred income taxes for the year ended August 31, 1993 result from timing differences in the recognition of income and expenses for financial reporting and income tax reporting purposes.  The sources of these timing differences and their tax effect are as follows:
                                                Year Ended
                                                   1993
                                          (Amounts in Thousands)
   Depreciation   . . . . . . . . . . . . . . . $      473
   Safe harbor lease rentals  . . . . . . . . .       (378)
   Provision for loss on proposed
       sale of assets   . . . . . . . . . . . .     (3,454)
   Unfunded pension expense   . . . . . . . . .       (355)
   Other, net   . . . . . . . . . . . . . . . .        251
                                                $   (3,463)

     The tax benefit for the year ended August 31, 1993 resulted from the carryback of nonpatronage-sourced losses to reduce the amount of federal and state income taxes paid during prior years.

     During the year ended August 31, 1994, Farmland utilized nonmember-sourced loss carryforwards amounting to $7.5 million to reduce goodwill for financial reporting purposes by $3.0 million. No such carryforwards were available at August 31, 1995. At August 31, 1994, the Company had alternative minimum tax credit carryforwards of approximately $7.0 million which were utilized during 1995.


(8)  MINORITY OWNERS' EQUITY IN SUBSIDIARIES

         A summary of the equity of subsidiaries owned by others is as follows:
                                                              August 31
                                                         1994          1995
                                                       (Amounts in Thousands)
   National Beef Packing Company, L.P. and G.P.   . .  $   2,925     $  12,473
   Farmland Foods, Inc.   . . . . . . . . . . . . . .      5,618         4,682
   Heartland Wheat Growers, L.P. and G.P.   . . . . .      2,100         2,295
   Other subsidiaries   . . . . . . . . . . . . . . .      1,090           542
                                                       $  11,733     $  19,992

  (9)    PREFERRED STOCK, EARNED SURPLUS AND OTHER EQUITIES

     A summary of preferred stock is as follows:
                                                                                        August 31
                                                                              1994               1995
                                                                                (Amounts in Thousands)
Preferred shares, $25 par value - Authorized 8,000,000 shares:
    6% - 608 shares issued and outstanding
        (608 shares in 1994) . . . . . . . . . . . . . . . . . . . . . . $        15       $      15
    5-1/2% - 2,436 shares issued and outstanding
        (2,592 shares in 1994) . . . . . . . . . . . . . . . . . . . . .          65              61
    Series F - 95,069 shares issued and outstanding
        (144,869 shares in 1994) . . . . . . . . . . . . . . . . . . . .       3,622           2,377
                                                                         $     3,702       $   2,453

     The 5-1/2% and 6% preferred stocks have preferential liquidation rights over the Series F nondividend bearing preferred stock. Dividends on the 5-1/2% and 6% preferred stock are cumulative if declared by the Farmland Board of Directors and only to the extent earned each year. Upon liquidation, holders of all preferred stock are entitled to the par value thereof and, with respect to the 5-1/2% and 6% preferred stock, any declared or unpaid earned dividends.

     A summary of earned surplus and other equities is as follows:
                                                               August 31
                                                         1994        1995
                                                      (Amounts in Thousands)
   Earned surplus   . . . . . . . . . . . . . . . .  $   130,250  $    197,666
   Patronage refund payable in equities   . . . . .       44,032        61,356
   Nonmember capital  . . . . . . . . . . . . . . .          103           -0-
   Capital credits  . . . . . . . . . . . . . . . .       32,547        27,645
   Additional paid-in surplus   . . . . . . . . . .        1,603         1,603
   Currency translation adjustment  . . . . . . . .          (54)           22
                                                     $   208,481  $    288,292

     In accordance with the bylaws of Farmland, the member-sourced portion of its net income or loss and the resulting patronage refund payable to members and patrons are determined annually.

     Farmland maintains a base capital plan. The plan's objectives are as follows: 1) to achieve proportionality between the dollar amount of business a member or associate member of Farmland ("Participant") transacts with Farmland and the equity of Farmland which the Participant should hold (hereinafter referred to as the Participants' "Base Capital Requirement"); and, 2) provide a method for the Board of Directors, in its discretion, to redeem equities held by a Participant when the Participant's allocated equity exceeds the Participant's Base Capital Requirement. This plan provides that the relationship between the Participant's allocated equity and the Participant's Base Capital Requirement shall influence the cash portion of any patronage refund paid to the Participant.

     The Base Capital Requirement shall be determined annually by the Farmland Board of Directors at its sole discretion. At August 31, 1994 and 1995, common stock and associate member common stock with an aggregate par value of $8.7 million and $14.2 million, respectively, were approved for redemption by the Board of Directors under the base capital plan and such amounts have been included in "Other current liabilities" in the Consolidated Balance Sheet at August 31, 1994 and 1995, respectively.

     Farmland maintains an estate settlement plan for redemption of equities held by estates of deceased individuals (except equities purchased and held less than five years) and special allocated equity redemption plans to redeem equities of holders who do not participate in the Farmland base capital plan. Under these plans, the Board of Directors, in its discretion, may redeem equities based on certain factors, including the financial position and consolidated net income of the Company. A priority for redeeming equities under these plans has been established.

     At August 31, 1994 and 1995, certain equities of Farmland with a face amount of $3.5 million and $12.8 million, respectively, and capital equity fund certificates held by certain members of Farmland Foods, Inc. in the amount of $.7 million and $.8 million, respectively, have been approved by the Board of Directors for redemption under the estate settlement and special allocated equity redemption plans and such amounts have been included in "Other current liabilities" in the Consolidated Balance Sheet at August 31, 1994 and 1995.

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


(10)     CONTINGENT LIABILITIES AND COMMITMENTS

     The Company leases various equipment and real properties under long-term operating leases. For 1993, 1994 and 1995, rental expenses totaled $41.1 million, $41.8 million and $44.6 million, respectively. Rental expense is reduced for mileage credits received on leased railroad cars ($1.9 million in 1993, $1.9 million in 1994 and $1.8 million in 1995).

     The leases have various remaining terms ranging from one year to fifteen years. Some leases are renewable, at the Company's option, for additional periods. The minimum required payments for these leases during the fiscal years ending August 31 are as follows:

                                           (Amounts in Thousands)
                   1996 . . . . . . . . . . .  $      48,126
                   1997 . . . . . . . . . . .         44,302
                   1998 . . . . . . . . . . .         35,493
                   1999 . . . . . . . . . . .         27,529
                   2000 . . . . . . . . . . .         22,313
                   2001 and after . . . . . .         86,391
                    . . . . . . . . . . . . .  $     264,154

     The Company is involved in various lawsuits incidental to the businesses. In the opinion of management, the ultimate resolution of these litigation issues will not have a material adverse effect on the Company's Consolidated Financial Statements.

     The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's accrued liability for probable and reasonably determinable obligations for resolution of environmental matters at NPL and other sites was $7.2 million and $18.5 million at August 31, 1994 and 1995, respectively.

     The ultimate costs of resolving environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at August 31, 1995. In the opinion of management, it is reasonably possible for such costs to approximate an additional $19.8 million.

     Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has five closure and five post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made. Such closure and post-closure costs are estimated to be $5.8 million at August 31, 1995 (and is in addition to the $19.8 million discussed in the prior paragraph).

     The Cooperative Finance Association has loans receivable from customers engaged in pork production operations and from cooperative associations which are guaranteed by the Company. At August 31, 1995, such guarantees amounted to $8.7 million.

     Farmland has issued letters of credit totaling $15.5 million to support nonrecourse borrowing arrangements of subsidiaries.


(11)     EMPLOYEE BENEFIT PLANS

     The Farmland Industries, Inc. Employee Retirement Plan ("the Plan") is a defined benefit plan covering substantially all employees of the Company who meet minimum age and length-of-service requirements. Benefits payable under the Plan are based on years of service and the employee's average compensation during the highest four of the employee's last ten years of employment.

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

     Components of the Company's pension cost are as follows:
                                                                       August 31
                                                          1993            1994            1995
                                                                  (Amounts in Thousands)
Service cost - benefits earned during the period . . .   $     7,449     $     8,663     $    10,336
Interest cost on projected benefit obligation  . . . .        12,134          15,292          16,707
Actual return on Plan assets . . . . . . . . . . . . .       (15,842)        (10,949)        (27,422)
Net amortization and deferral  . . . . . . . . . . . .          (374)         (7,860)          8,677
   Pension expense . . . . . . . . . . . . . . . . . .   $     3,367     $     5,146     $     8,298

      The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations were 8.5% and 5.0% at August 31, 1993, and 8.0% and 4.5% at both August 31, 1994 and 1995. At August 31, 1993, 1994 and 1995, the expected long-term rate of return on assets was 8.5%.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheet at August 31, 1994 and
1995.  Such prepaid pension cost is based on the Plan's funded status as of May
31, 1994 and 1995.
                                                                                           August 31
                                                                                    1994               1995
                                                                                 (Amounts in Thousands)
 Actuarial present value of benefit obligations:
      Vested benefits  . . . . . . . . . . . . . . . . . . . . . . . . . .   $      148,648     $      170,105
      Nonvested benefits   . . . . . . . . . . . . . . . . . . . . . . . .            9,163             11,584
      Accumulated benefit obligation   . . . . . . . . . . . . . . . . . .   $      157,811     $      181,689
      Increase in benefits due to future compensation increases  . . . . .           53,533             56,353
      Projected benefit obligation   . . . . . . . . . . . . . . . . . . .   $      211,344     $      238,042
      Estimated fair value of Plan assets  . . . . . . . . . . . . . . . .          226,681            259,262
      Plan assets in excess of projected benefit obligation  . . . . . . .   $       15,337     $       21,220
      Unrecognized net loss from past experience different
            from that assumed and effects of changes
            in assumptions . . . . . . . . . . . . . . . . . . . . . . . .           37,332             27,750
      Unrecognized net transition asset being
            recognized over 10 years . . . . . . . . . . . . . . . . . . .             (933)               -0-
      Unrecognized prior service cost  . . . . . . . . . . . . . . . . . .            1,308              1,089
 Prepaid pension cost at end of year . . . . . . . . . . . . . . . . . . .   $       53,044     $       50,059

     Effective September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits." The cumulative effect of this change in accounting for the estimated cost of benefits provided to former or inactive employees was immaterial. Prior years' financial statements have not been restated to apply the provisions of Statement 112.

     In 1994, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and the effect was insignificant.


(12)     INDUSTRY SEGMENT INFORMATION

     The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

     The Company's farm supply operations consist of three principal product divisions - petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen, phosphate and potash fertilizers, and, through the Company's ownership in the WILFARM joint venture, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.

     On the output side, the Company's processing and marketing operations include the processing of pork and beef, the marketing of fresh pork, processed pork and fresh beef and the storage and marketing of grain.

     Other operations include farm supply stores and services such as computer services, accounting, financial, management and transportation.

     The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable and allocated expenses. In computing operating income (loss) of industry segments, none of the following items have been added or deducted: interest expense, interest income, other income (deductions), or corporate expenses (included in the statements of operations as selling, general and administrative expenses), which cannot practicably be identified or allocated by industry segment, equity in net income (loss) of investees, and income taxes Corporate assets include cash, investments in other cooperatives, the Company's corporate headquarters and certain other assets.

     Following is a summary of industry segment information as of and for the years ended August 31, 1993, 1994 and 1995.  Export sales to unaffiliated customers from U.S. operations for the years ended August 31, 1993, 1994 and
1995 were $690.2 million, $842.5 million and $1,287.8 million, respectively.
                                                                                               Unallocated
                                                                      Cooperative               Corporate
                                   Cooperative Farm Supply           Marketing and              Items and
                                            Crop                      Processing       Other   Inter-Segment
                              Petroleum  Production   Feed       Foods      Grain  Operations Eliminations Consolidated
                                                              (Amounts in Thousands)
1993
Sales to unaffiliated customers  $887,389  $  884,811  $479,205  $1,412,634  $  953,521  $105,380  $    -0-  $4,722,940
Transfers between segments          5,591       7,970     2,330       3,496      -0-          -0-   (19,387)      -0-
Total sales and transfers        $892,980  $  892,781  $481,535  $1,416,130  $  953,521  $105,380  $(19,387) $4,722,940
Operating income (loss) of
  industry segments . . .        $ (4,602) $   51,654  $ 20,676  $   16,485  $      104  $  2,262            $   86,579
Equity in net income (loss)
  of investees (Note 4) .        $      2  $   (8,223) $    (35) $   (3,306) $      -0-  $   (832)           $  (12,394)
Provision for loss on disposition
  of assets (Note 17) . .         (20,022)     (6,155)      -0-      (3,253)        -0-       -0-               (29,430)
General corporate expenses                                                                                      (57,721)
Other corporate income  .                                                                                        13,725
Interest expense  . . . .                                                                                       (36,764)
Minority interest . . . .                                                                                          (828)
Income tax benefit  . . .                                                                                         6,433
Net (loss)  . . . . . . .                                                                                    $  (30,400)
Identifiable assets at
  August 31, 1993 . . . .        $308,731  $  324,956  $ 94,948  $  391,152  $  254,734  $ 35,986            $1,410,507
Investment in and advances to
  investees . . . . . . .        $    526  $   72,166  $  1,572  $   18,686  $      -0-  $  3,553  $  1,606  $   98,109
Corporate assets  . . . .                                                                                       211,365
Total assets  . . . . . .                                                                                    $1,719,981
Provision for depreciation and
  amortization  . . . . .        $ 13,546  $   13,843  $  4,487  $   10,807  $    2,637  $  3,369  $  9,041  $    57,730
Capital expenditures (including
  $48.4 million of capital assets
  of business acquired) .        $ 35,629  $   17,972  $  6,590  $   73,561  $    1,894  $  3,613  $  7,341  $   146,600

1994
Sales to unaffiliated customers  $855,479  $1,163,357  $527,864  $2,355,599  $1,627,156  $148,478  $    -0-  $6,677,933
Transfers between segments          4,843       9,513     2,072       3,007      -0-       19,467   (38,902)       -0-
Total sales and transfers        $860,322  $1,172,870  $529,936  $2,358,606  $1,627,156  $167,945  $(38,902) $6,677,933
Operating income (loss) of
  industry segments . . .        $ 27,172  $  126,047  $ 17,019  $   20,608  $  (33,637) $ (2,410)           $  154,799
Equity in net income (loss)
  of investees (Note 4) .        $    (41) $   15,466  $    155  $   (4,404) $     -0-   $   (298)           $   10,878
General corporate expenses                                                                                      (66,229)
Other corporate income  .                                                                                        26,281
Interest expense  . . . .                                                                                       (51,485)
Minority interest . . . .                                                                                         4,522
Income tax expense  . . .                                                                                        (4,890)
Net income  . . . . . . .                                                                                    $   73,876
Identifiable assets at
  August 31, 1994 . . . .        $306,366  $  357,178  $ 92,767  $  395,159  $  341,367  $ 62,301            $1,555,138
Investment in and advances to
  investees . . . . . . .        $    746  $   76,439  $  1,761  $   13,927  $     -0-   $  8,560            $  101,433
Corporate assets  . . . .                                                                                       270,060
Total assets  . . . . . .                                                                                    $1,926,631
Provision for depreciation and
  amortization  . . . . .        $  9,911  $   14,700  $  3,815  $   16,776  $    4,011  $  7,982  $  5,765  $   62,960
Capital expenditures (including
  $16.9 million of capital assets
  of businesses acquired)        $ 14,399  $   14,136  $  4,508  $   19,040  $    6,256  $ 26,051  $  2,274  $   86,664

1995
Sales to unaffiliated customers  $876,776  $1,171,389  $467,695  $2,692,892  $1,906,191  $141,926  $   -0-   $7,256,869
Transfers between segments          2,877       6,547       940       3,100        -0-     29,100   (42,564)       -0-
Total sales and transfers        $879,653  $1,177,936  $468,635  $2,695,992  $1,906,191  $171,026  $(42,564) $7,256,869
Operating income (loss) of
  industry segments . . .        $ (8,029) $  198,720  $ 10,061  $   77,060  $   17,942  $ (2,373)           $  293,381
Equity in net income (loss)
  of investees (Note 4) .        $    168  $   22,096  $    130  $      823  $      688  $ (1,120)           $   22,785
General corporate expenses                                                                                      (80,054)
Other corporate income  .                                                                                        19,934
Interest expense  . . . .                                                                                       (53,862)
Minority interest . . . .                                                                                        (9,757)
Income tax expense  . . .                                                                                       (29,628)
Net income  . . . . . . .                                                                                    $  162,799
Identifiable assets at
  August 31, 1995 . . . .        $313,478  $  410,979  $ 93,438  $  491,257  $  525,032  $ 59,108            $1,893,292
Investment in and advances to
  investees . . . . . . .        $    953  $   80,805  $  1,497  $      325  $      120  $  9,305            $   93,005
  Corporate assets  . . . .                                                                                     199,646
Total assets  . . . . . .                                                                                    $2,185,943
Provision for depreciation and
  amortization  . . . . .        $  9,858  $   15,530  $  4,319  $   21,891  $    5,156  $  5,308  $ 7,076   $   69,138
Capital expenditures  . .        $ 27,638  $   23,845  $  5,766  $   32,219  $      905  $  7,504  $ 26,845  $  124,722


(13)     SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

     The Company extends credit to its customers on terms no more favorable than standard terms of the industries it serves. A substantial portion of the Company's receivables are concentrated in the agricultural industry.
Collections on these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

     The Company maintains investments in and advances to cooperatives, cooperative banks and joint ventures from which it purchases products or services. A substantial portion of the business of these investees is dependent upon the agribusiness economic sector. See Note 4.


(14)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could affect the estimates.  Except as follows, the fair market value of the Company's financial instruments approximates the carrying value:
                                                    August 31, 1994                      August 31, 1995
                                                 Carrying            Fair            Carrying            Fair
                                                  Amount             Value            Amount             Value
                                                                   (Amounts in Thousands)
FINANCIAL ASSETS:
     Investments and long-term receivables:
         Notes receivable from investees,
          20% to 50% owned  . . . . . . .   $    48,955       $    45,414       $     4,519       $     4,047
         National Bank for Cooperatives .        28,786              ****            26,999              ****
         Other cooperatives:
             Equities . . . . . . . . . .        28,214              ****            27,720              ****
             Notes receivable . . . . . .        14,530            13,385            19,600            17,327
FINANCIAL LIABILITIES:
     Long-term debt:
         Subordinated certificates of investment,
         capital investment certificates and
         subordinated monthly
         interest certificates  . . . . .   $  (280,111)      $  (284,523)      $  (299,994)      $  (304,450)

****Investments in National Bank for Cooperatives and other cooperatives' equities which have been purchased are carried at cost and equities received as patronage refunds are carried at par value, less provisions for other than temporary impairment. The Company believes it is not practicable to estimate the fair value of these equities because there is no established market for these equities and estimated future cash flows, which are largely dependent on the future redemptions policy of each cooperative, are not determinable.

     The estimated fair value of notes receivable has been determined by discounting future cash flows using a market interest rate.

     The estimated fair value of the subordinated debt certificates was calculated using the discount rate for subordinated debt certificates with similar maturities currently offered for sale.


(15)     RELATED PARTY TRANSACTIONS

     The Company has a 50% interest in Farmland Hydro, L.P. and SF Phosphates Limited Company. Both ventures are manufacturers and distributors of phosphate products. During 1993, 1994 and 1995, the Company purchased $66.5 million, $83.1 million and $106.2 million, respectively, of product from these ventures. Accounts payable includes $1.4 million and $4.8 million due to these ventures at August 31, 1994 and 1995, respectively. The Company also has notes receivable from these ventures in the amount of $29.6 million and $6.6 million at August 31, 1994 and 1995, respectively.


(16)     OTHER INCOME

     In June 1993, the Company filed a lawsuit against 43 insurance carriers and other parties (the "Defendants") seeking declaratory judgments regarding the Defendants' insurance coverage obligations for environmental remediation costs. The Company negotiated settlements with 20 and 2 insurance companies in 1994 and 1995, respectively. As part of the settlements, the Company provided the Defendants with releases of various possible environmental obligations. As a result of these settlements, the Company received cash payments in 1994 and 1995 of $13.6 million and $.3 million, respectively, and included such amounts in the caption "Other income" in the Consolidated Statement of Operations for the years then ended.


(17)     PROVISION FOR LOSS ON DISPOSITION OF ASSETS

     At August 31, 1993, management was negotiating to sell the Company's refinery at Coffeyville, Kansas. Based on the progress of negotiation and the transactions contemplated, operations for the year ended August 31, 1993 included a $20.0 million for loss on the sale of the refinery. Accordingly, the net carrying value of property, plant and equipment was reduced by $20.0 million
in the consolidated balance sheets at August 31, 1993.   The transactions
contemplated were subject to certain conditions, including negotiation of final agreements. During 1994, management determined that final sale terms anticipated by the potential purchaser were not in the Company's best interest. Accordingly, negotiations were terminated and the sale was not consummated.

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



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of Farmland are as follows:

                                                         Total
                                              Expiration Years of
                          Age as of              of     Service
                          August 31  Positions  Present    as
                              ,      Held With Term as   Board
          Name              1995     Farmland  Director   Member     Business Experience During Last Five Years

Albert J. Shivley            52      Chairman   1995       11    General Manager--American Pride Co-op
                                      of the                     Association, Brighton, Colorado, a local
                                      Board                      cooperative association of farmers and ranchers.
H. D. Cleberg                56     President   1997        5    Mr. Cleberg has been with Farmland since 1968.
                                    and Chief                    He was named as president-elect in February 1991
                                    Executive                    and became President in April 1991.  From
                                     Officer                     September 1990 to January 1991 he served as
                                                                 Senior Vice President and Chief Operating
                                                                 Officer, Agricultural Group.  From April 1989 to
                                                                 August 1990 he served as Executive Vice
                                                                 President, Operations.

Otis H. Molz                 64        Vice     1997       12    Producer--Deerfield, Kansas.  Mr. Molz has served
                                     Chairman                    as Chairman of the Board of the National Bank for
                                     and Vice                    Cooperatives since January 1993.  He served as
                                    President                    Chairman of the Board of Directors of Farmland
                                                                 Industries, Inc. from December 1991 to December
                                                                 1992.  He served as First Vice President of the
                                                                 National Bank for Cooperatives from January 1990
                                                                 to January of 1993.  He was Second Vice Chairman
                                                                 from January 1, 1989 to January 1, 1990.

Lyman Adams, Jr.             44                 1995        3    General Manager--Cooperative Grain and Supply,
                                                                 Hillsboro, Kansas, a local cooperative
                                                                 association of farmers and ranchers.

Ronald J. Amundson           51                 1997        7    General Manager--Central Iowa Cooperative,
                                                                 Jewell, Iowa, a local cooperative association of
                                                                 farmers and ranchers.

Baxter Ankerstjerne          59                 1996        5    Producer--Peterson, Iowa.  Since December 1988
                                                                 Mr. Ankerstjerne has served as Chairman of the
                                                                 Board of Directors of Farmers Cooperative,
                                                                 Association, Marathon, Iowa, a local cooperative
                                                                 association of farmers and ranchers.

Jody Bezner                  54                 1997        4    Producer--Texline, Texas.

Richard L. Detten            61                 1996        8    Producer--Ponca City, Oklahoma.

Steven Erdman                45                 1995        3    Producer--Bayard, Nebraska.

Warren Gerdes                47                 1995        2    General Manager--Farmers Cooperative Elevator
                                                                 Company, Buffalo Lake, Minnesota, a local
                                                                 cooperative association of farmers and ranchers.

Ben Griffith                 46                 1995        6    General Manager--Central Cooperatives, Inc.,
                                                                 Pleasant Hill, Missouri, a local cooperative
                                                                 association of farmers and ranchers.

Gail D. Hall                 53                 1997        7    General Manager--Lexington Cooperative Oil
                                                                 Company, Lexington, Nebraska, a local cooperative
                                                                 association of farmers and ranchers.

Jerome Heuertz               54                 1997        1    General Manager--Farm Service Cooperative,
                                                                 Council Bluffs, Iowa, a local cooperative
                                                                 association of farmers and ranchers.

Barry Jensen                 50                 1996        5    Producer--White River, South Dakota.
                                                                 Mr. Jensen currently serves as a Director,
                                                                 and was President from May 1989 to May 1993, of
                                                                 Farmers Co-op Oil Association, Winner, South
                                                                 Dakota, a local cooperative association of
                                                                 farmers and ranchers.

Greg Pfenning                46                 1997        3    Producer--Hobart, Oklahoma.  Director of Hobart &
                                                                 Roosevelt Cooperative, a local cooperative
                                                                 association of farmers and ranchers.

Vonn Richardson              62                 1996        8    Producer--Plains, Kansas.  President of The
                                                                 Plains Equity Exchange and Cooperative Union,
                                                                 Plains, Kansas, a local cooperative association
                                                                 of farmers and ranchers.

Monte Romohr                 42                 1996        5    Producer--Gresham, Nebraska.  From March 1988,
                                                                 to March 1991, Mr. Romohr served as President
                                                                 of Farmers Co-op Business Association, Shelby,
                                                                 Nebraska, a local cooperative association of
                                                                 farmers and ranchers.

Joe Royster                  43                 1996        2    General Manager--Dacoma Farmers Cooperative,
                                                                 Inc., Dacoma, Oklahoma, a local cooperative
                                                                 association of farmers and ranchers.

Paul Ruedinger               65                 1995       12    Producer--Van Dyne, Wisconsin.

Raymond J. Schmitz           64                 1996        8    Producer--Baileyville, Kansas

Theodore J. Wehrbein         50                 1995        9    Producer--Plattsmouth, Nebraska.  Past Director
                                                                 of Nehawka Farmers Cooperative Company, Nehawka,
                                                                 Nebraska, a local cooperative association of
                                                                 farmers and ranchers.

Robert Zinkula               65                 1996        5    Producer--Mount Vernon, Iowa.  Secretary and
                                                                 Treasurer of Linn Cooperative Oil Company,
                                                                 Marion, Iowa, a local cooperative association of
                                                                 farmers and ranchers.

     Directors are elected for a term of three years by the shareholders of Farmland at its annual meeting. The expiration dates for such three-year terms are sequenced so that about one-third of Farmland's Board of Directors is elected each year. H. D. Cleberg is serving as director-at-large; the remaining twenty-one directors were elected from nine geographically defined districts in Farmland's territory. The executive committee consists of Ronald Amundson, Ben Griffith, Otis Molz, Monte Romohr, Albert Shivley and H. D. Cleberg. With the exception of H.D. Cleberg, President and Chief Executive Officer, members of the executive committee serve as chairman of standing committees of the Board of Directors as follows: Ronald Amundson, corporate responsibility committee; Ben Griffith, audit committee; Otis Molz, compensation committee; Monte Romohr, finance committee; and Albert Shivley, nominating committee.

     The executive officers of Farmland are:

           Age as of
           August 31,
Name         1995                             Principal Occupation and Other Positions

J. F. Berardi        52               Executive Vice President and Chief Financial Officer - Mr. Berardi
                                         joined Farmland March 1992 to serve in his present position.
                                         Mr. Berardi served as Executive Vice President and Treasurer of
                                         Harcourt Brace Jovanovich, Inc., a diversified Fortune 200 company, and was a member of its Board of Directors from 1988 until 1990.

H. D. Cleberg        56               President and Chief Executive Officer - Mr. Cleberg has been with
                                         Farmland since 1968.  He was appointed to his present position effective April 1991.  From September 1990 to March 1991 he served as
                                         Senior Vice President and Chief Operating Officer.  From April 1989
                                         to August 1990 he served as Executive Vice President, Operations.
                                         Prior to April 1989 he held several executive management positions with Farmland.

S. P. Dees           52               Executive Vice President, Business Development - Mr. Dees joined
                                         Farmland in 1984, serving as Vice President and General Counsel, Law and Administration.  He was appointed to his present position in
                                         September 1995.  From September 1993 to September 1995 he served as
                                         Executive Vice President, Farmland and Director General of Farmland
                                         Industrias, S.A. de C.V.  From October 1990 to September 1993 he
                                         served as Executive Vice President, Administrative Group and General
                                         Counsel.

G. E. Evans          51               Group Vice President, Meat and Livestock Businesses - Mr. Evans has been with Farmland since 1971.  He was appointed to his present position in September 1995.  From January 1992 to September 1995 he served as
                                         Senior Vice President, Agricultural Production Marketing/Processing.
                                         From April 1991 to January 1992 he served as Senior Vice President,
                                         Agricultural Inputs.  He served as Executive Vice President,
                                         Agricultural Marketing from October 1990 to March 1991.

R. W. Honse          52               Group Vice President, Ag Input Businesses - Mr. Honse has been with
                                         Farmland since 1983.  He was appointed to his present position in
                                         September 1995.  From January 1992 to September 1995, he served as
                                         Executive Vice President, Agricultural Inputs Operations.  From
                                         October 1990 to January 1992 he served as Executive Vice President,
                                         Agricultural Operations.

A. H. Lewis          48               Group Vice President, Grain and Grain Processing Businesses - Mr. Lewis
                                         joined Farmland August 1994 to serve as Vice President, Grain
                                         Marketing.  He was appointed to his current position in September
                                         1995.  From 1985 to 1994, Mr. Lewis worked for CONAGRA as the
                                         President, Klein-Berger Companies in San Francisco, California.

B. L. Sanders        54               Vice President and Corporate Secretary - Dr. Sanders has been with
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



                             EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to the Company in all capacities during 1993, 1994 and 1995.

                                                                       Annual Compensation
                                                                                  Employee
                                                                                   Variable
    Name and                              Year Ending                            Compensation  Other Annual
    Principal Position                      August 31             Salary            Plan       Compensation
    H. D. Cleberg,    . . . . . . . . . .     1993              $ 433,506
    President and     . . . . . . . . . .     1994              $ 439,728       $  338,481
    Chief Executive Officer                   1995              $ 456,218       $  346,944

    G. E. Evans,      . . . . . . . . . .     1993              $ 278,304
    Group Vice President,                     1994              $ 278,304       $  217,761
    Meat and Livestock                        1995              $ 283,988       $  217,761
    Businesses

    R. W. Honse,      . . . . . . . . . .     1993              $ 231,964
    Group Vice President,                     1994              $ 251,532       $  205,206
    Ag Input Businesses                       1995              $ 280,248       $  210,337

    J. F. Berardi,    . . . . . . . . . .     1993              $ 206,016
    Executive Vice President                  1994              $ 216,252       $  146,576
    and Chief Financial Officer               1995              $ 226,914       $  150,241

    S. P. Dees,       . . . . . . . . . .     1993              $ 205,366
    Executive Vice President,                 1994              $ 205,066       $  119,093     $ 124,138(a)
    Business Development                      1995              $ 211,000       $  122,070     $ 127,878(a)

(a) Mr. Dees received a differential remuneration and reimbursements in 1994 and 1995 for taxes in connection with foreign assignments.

     An Annual Employee Variable Compensation Plan, a Management Long-Term Incentive Plan, and an Executive Deferred Compensation Plan have been established by the Company to meet the competitive salary programs of other companies, and to provide a method of compensation which is based on the Company's performance.

    Under the Company's Annual Employee Variable Compensation Plan, all regular salaried employees total compensation is based on a combination of base and variable pay. The variable compensation payment is dependent upon the employee's position, the performance of the Company for the fiscal year or other performance criteria of the individual's operating unit. Variable compensation is awarded only in years that the Company achieves a performance level, approved each year by the Board of Directors. The Company intends for its total cash compensation (base plus variable) to be competitive, recognizing that in the event the Company fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates. This system of variable compensation allows the Company to keep its fixed costs (base salaries) lower, and only increase payroll costs consistent with the Company's ability to pay. Amounts accrued under this plan for the years ended August 31, 1993, 1994 and 1995 amounted to $ -0-, $17.8 million and $35.5 million, respectively. Distributions under this plan are made annually after the close of each fiscal year.

     Information as to awards made in 1995 under the Company's Management
Long-Term Incentive Plan, which awards relate to the three year period 1995 to 1997, is set forth below.


                                             Estimated Future Payouts Under Non-Stock Price-Based
                                                                     Plans
       (A)                (B)               (C)                mounts in Thousands)
                                       Performance or
                                        Other Period
                       Number of           Until
                    Shares, Units or   Maturation or           (D)                (E)                (F)
       Name         Other Rights (1)       Payout           Threshold          Target (2)        Maximum (2)
H. D. Cleberg                           1995 - 1997        $    234

G. E. Evans                             1995 - 1997        $    117

R. W. Honse                             1995 - 1997        $    117

J. F. Berardi                           1995 - 1997        $     83

S. P. Dees                              1995 - 1997        $     83

(1) Rights in the incentive pool are expressed as a minimum percentage of the total pool. See discussion contained below herein.

(2) Not applicable as payouts are based on a percentage of aggregate income; the plan does not specify a target or maximum payment. See discussion contained below herein.


     Under the Management Long-Term Incentive Plan, the Company's executive management employees are paid cash incentive amounts determined by a formula which takes into account the level of management and the aggregate income of the Company over a three year period. The Management Long-Term Incentive Plan provides for three year performance and reward cycles and, in general, participants must be active employees of the Company at the end of the cycle in order to receive payment of the award with respect to such cycle. Periods currently covered by the Management Long-Term Incentive Plan are: 1994 through 1996 ("1996 Plan"); 1995 through 1997 ("1997 Plan"); and, 1996 through 1998 ("1998 Plan"). The income threshold ("Threshold") for the three year period of the 1996 Plan, the 1997 Plan and the 1998 Plan is $192,810,000, $235,043,000 and $393,481,000, respectively. For each plan, if the aggregate income is less than the Threshold or if the sum of the cash returned to members during the 1996 Plan, the 1997 Plan and the 1998 Plan, as patronage refunds, redemptions under the base capital plan, estate settlement plans and special allocated equity redemption plans is less than $65,030,000, $61,938,000 and $90,000,000, respectively, subject to the following sentence, no payment will occur with respect to such plan. The Board of Directors of the Company may, in its sole discretion, amend or discontinue the Management Long-Term Incentive Plan, adjust or cancel any awards otherwise payable thereunder should the Company incur a loss in the final year of any performance cycle or impact the goals and rewards of the plan by approving for inclusion or exclusion in the calculation of performance results, the financial results of extraordinary events occurring during the cycle. Subject to the preceding sentence, if aggregate income equals or exceeds the Threshold and the cash returned to members equals or exceeds the specified amounts, then 2.5%, .83% and .83% of aggregate income for the 1996 Plan, the 1997 Plan and the 1998 Plan, respectively, is allocated to an incentive pool for each such plan from which awards to management will be paid. Of the amount, if any, allocated to the incentive pools for the 1996 Plan, the 1997 Plan and the 1998 Plan, Messrs. Cleberg, Evans, Honse, Berardi, and Dees, will receive at least 12%, 6%, 6%, 4.25%, and 4.25%, respectively, absent a significant change in their status, in which event such percentages may be adjusted.

     The Company's Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their bonus compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by the Company on any subordinated debt certificate sold during the year. Payment of an employee's account balance shall, at the employee's election, be a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the fiscal years 1993, 1994 and 1995 are included in the cash compensation table.

     The Company established the Farmland Industries, Inc. Employee Retirement Plan ("Plan") in 1986 for all employees whose customary employment is at the rate of at least 1,000 hours per year. Participation in the Plan is optional prior to age 34, but mandatory thereafter. Approximately 6,400 active and 6,630 inactive employees were participants in the Plan on August 31, 1995. The Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 65, or a reduced income beginning as early as age 55. The Plan also contains provisions for death and disability benefits. The Plan has been determined qualified under the Internal Revenue Code. The Plan is administered by a committee appointed by the Board of Directors of Farmland, and all funds of the Plan are held by a bank trustee in accordance with the terms of the trust agreement. It is the present intent to continue this plan indefinitely. The Company's funding policy is to make the maximum annual contributions to the Plan's trust fund that can be deducted for federal income tax purposes. Company contributions made to the Plan for the years ended August 31, 1993, 1994 and 1995 were $ -0-, $2.9 million and $5.3 million, respectively.

     Payments to participants in the Plan are based upon length of participation and compensation reported to the Plan for the four highest of the last ten years of employment. Compensation for this purpose includes base salary and compensation earned under the Company's Annual Employee Variable Compensation Plan discussed above. However, at the present time, the maximum compensation (per participant) which may be covered by a qualified pension plan is limited to $150,000 annually and the maximum retirement benefit which may be paid by such plan is limited to $120,000 annually by the Tax Equity and Fiscal Responsibility Act (TEFRA).

     The Company established the Farmland Industries, Inc. Supplemental Executive Retirement Plan ("SERP") effective January 1, 1994. The SERP is intended to supplement the retirement income of executive participants in the Farmland Industries, Inc. Employee Retirement Plan whose retirement benefit would otherwise be reduced because of the limitation of the Internal Revenue Code on the amount of salary which can be included in the computation of retirement income ($150,000) or the amount of retirement benefit which may be paid by a qualified retirement plan ($120,000).

     The Company's Board of Directors has appointed an Administrative Committee to administer the SERP. To fund the SERP, the Company purchased cash value life insurance polices on the lives of plan participants. The Company owns these insurance policies and has the sole right to name policy beneficiaries. The total SERP premiums charged to operations for the eight months ended August 31, 1994 and for the year ended August 31, 1995 were $.4 million and $.6 million, respectively.

     The Company's obligation to pay supplemental retirement benefits under the SERP is limited to the aggregate cash value of the life insurance policies designated by the Administrative Committee as policies of the SERP. If the benefits under the plan for a year would exceed the total cash value of the policies, each participant's payment will be reduced.

     The following table sets forth, for compensation levels up to $150,000, the estimated annual benefits payable at age 65 for members of the Retirement Plan, which benefits are not reduced by virtue of Social Security payments. The following table also sets forth, for compensation levels exceeding $150,000, the combined estimated annual benefits payable under the Retirement Plan and SERP for each of the first 10 years following retirement (no SERP payouts are to be made after 10 years) assuming: retirement occurs after age 55; the employer's portion of the benefit lost (due to TEFRA limitations) by the employee is 85%; the employee lives for 10 years after retirement; and, the aggregate payments under the SERP are less than the cash value of life insurance policies designated (see above) as SERP policies.

Remuneration                                Years of Service
  Salaries                15           20              25             30
$     100,000.  ..     $  26,250    $  35,000      $  43,750     $   52,500
      125,000.  ..        32,812       43,750         54,687         65,625
      150,000.  ..        39,375       52,500         65,625         78,750
      200,000.  ..        46,813       62,417         78,021         93,625
      250,000.  ..        54,250       72,333         90,417        108,500
      300,000.  ..        61,688       82,250        102,813        123,375
      350,000.  ..        69,125       92,167        115,209        138,250
      400,000.  ..        76,563      102,083        127,604        153,125
      450,000.  ..        84,000      112,000        140,000        168,000
      500,000.  ..        91,437      121,917        152,396        182,875
      600,000.  ..       106,313      141,750        177,188        212,626
      700,000.  ..       121,188      161,584        201,980        242,376
      800,000.  ..       136,063      181,417        226,771        272,126
      900,000.  ..       150,938      201,251        251,564        301,876
    1,000,000.  ..       165,813      221,083        276,355        331,626

     The following table sets forth the credited years of service for the executive officers of the Company at August 31, 1995.

                    Name                     Years of Creditable Service

                H. D. Cleberg   . . . . . . . . . . . .    30
                G. E. Evans   . . . . . . . . . . . . .    21
                R. W. Honse   . . . . . . . . . . . . .    21
                J. F. Berardi   . . . . . . . . . . . .     2
                S. P. Dees  . . . . . . . . . . . . . .    10


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of the Company or any of its subsidiaries, served as members of the Company's compensation committee during 1995: Messrs. Jody Bezner, Warren Gerdes, Gail Hall, Greg Pfenning and Otis Molz. Mr. Molz was Chairman of the Board of the Company from
December 1991 to December 1992. No executive officer of the Company (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of the Company, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of the Company, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.


COMPENSATION OF DIRECTORS

     Directors' compensation consists of payment of three hundred dollars ($300.00) per day of attendance at the Board of Directors or committee meetings, plus reimbursement of necessary expenses incurred in connection with their official duties.



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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  Listing of Financial Statements Financial Statement Schedules and Exhibits

(1)  FINANCIAL STATEMENTS

       Independent Auditors' Report

       Consolidated Balance Sheets, August 31, 1994 and 1995

       Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 1995

       Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 1995

       Consolidated Statements of Capital Shares and Equities for
       each of the years in the three-year period ended August 31,
       1995

       Notes to Consolidated Financial Statements

(2)  FINANCIAL STATEMENT SCHEDULES

       All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(3)  EXHIBITS

   ARTICLES OF INCORPORATION AND BYLAWS:

     3.A Articles of Incorporation and Bylaws of Farmland Industries, Inc. effective December 1, 1994.

   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

     4.(i)A Trust Indenture dated November 20, 1981, as amended January 4,
            1982, including specimen of Demand Loan Certificates.
            (Incorporated by Reference - Form S-1, No.2-75071, effective January 7, 1982)

     4.(i)B Trust Indenture dated November 8, 1984, as amended January 3,
            1985, including specimen of 10-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

          4.(i)B(1)   Amendment Number 2, dated December 3, 1991, to Trust
                      Indenture dated November 8, 1984 as amended January 3,
                      1985 covering Farmland Industries, Inc.'s 10-Year
                      Subordinated Capital Investment Certificates.
                      (Incorporated by Reference - Form SE, dated December 3,
                      1991)

     4.(i)C Trust Indenture dated November 8, 1984, as amended January 3,
            1985, including specimen of 5-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

          4.(i)C(1)   Amendment Number 2, dated December 3, 1991, to Trust
                      Indenture dated November 8, 1984 as amended January 3,
                      1985 covering Farmland Industries, Inc.'s 5-Year
                      Subordinated Capital Investment Certificates.
                      (Incorporated by Reference - Form SE, dated December 3,
                      1991)

     4.(i)D Trust Indenture dated November 8, 1984, as amended January 3, 1985 and November 20, 1985, including specimen of 10-year Subordinated Monthly Income Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

     4.(i)E Trust Indenture dated November 11, 1985 including specimen of the
            5-year Subordinated Monthly Income Capital Investment
            Certificates. (Incorporated by Reference - Form S-1, No. 33-1970, effective December 31, 1985)

     4.(ii)A Trust Indenture dated November 8, 1984, as amended January 3, 1985, including specimen of 20-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

            4.(ii)A(1)  Amendment Number 2, dated December 3, 1991, to Trust
                        Indenture dated November 8, 1984 as amended January 3, 1985 covering Farmland Industries, Inc.'s 20-Year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form SE, dated
                        December 3, 1991)

     4.(ii)B Credit Agreement among Farmland Industries, Inc., as Borrower, ABN Amro Bank N.V., The Bank of Nova Scotia, Boatmen's First National Bank of Kansas City, The Chase Manhattan Bank, N.A., Commerce Bank of Kansas City, N.A., NBD Bank, N.A., as Banks and The National Bank for Cooperatives, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", New York Branch, as Banks and as Co-Agents, dated May 19, 1994, (the "Syndicated Credit Facility"). (Incorporated by Reference - Form 10-Q filed July 14, 1994)

            4.(ii)B(1)  List identifying contents of all omitted schedules referenced in and not filed with, the Syndicated Credit Facility, dated May 19, 1994. (Incorporated by Reference - Form 10-Q, filed July 14, 1994)

   MATERIAL CONTRACTS:

     LEASE CONTRACTS:

     10.(i)A Leveraged lease dated September 6, 1991, among the First National Bank of Chicago, not individually but solely as Trustee for AT&T Commercial Finance Corporation, The Boatmen's National Bank of St. Louis, Firstier Bank, N.A. and Norwest Bank Minnesota, National Association and Farmland Industries, Inc. in the amount of $73,153,000. (Incorporated by Reference - Form SE, filed December 3, 1991)

     10.(i)B Leveraged lease dated March 17, 1977, among the First National Bank of Commerce as Trustee for General Electric Credit Corporation as Beneficiary and Farmland Industries, Inc. in the amount of $51,909,257.90. (Incorporated by Reference - Form S-1, No.2-60372, effective December 22, 1977)

     MANAGEMENT REMUNERATIVE PLANS:

     10.(iii)A   Annual Employee Variable Compensation Plan (September 1,
                 1995- August 31, 1996)

     10.(iii)B   Farmland Industries, Inc. Management Long-Term Incentive Plan
                 (Effective September 1, 1995)

     10.(iii)C   Farmland Industries, Inc. Supplemental Executive Retirement
                 Plan (Effective January 1, 1994)

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

               National Beef Packing Company, L.P., a 58%-owned subsidiary (68%-owned effective March 31, 1995), was formed under the laws of the State of Delaware. National Beef Packing Company has been included in the Consolidated Financial Statements filed in this registration.

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

               Tradigrain, Inc., a wholly-owned subsidiary, was incorporated under the laws of the State of Tennessee. Tradigrain, Inc. has been included in the Consolidated Financial Statements filed in this registration.

               Tradigrain S.A., a wholly-owned subsidiary, was formed under the laws of Switzerland. Tradigrain S.A. of Switzerland has been included in the Consolidated Financial Statements filed in this registration.

               Tradigrain Shipping S.A., a wholly-owned subsidiary, was formed under the laws of Switzerland. Tradigrain Shipping S.A. has been included in the Consolidated Financial Statements filed in this registration.

               Tradigrain S.A., a wholly-owned subsidiary, was formed under the laws of France. Tradigrain S.A. of France has been included in the Consolidated Financial Statements filed in this registration.

               Tradigrain GmbH, a wholly-owned subsidiary, was formed under the laws of Germany. Tradigrain GmbH has been included in the Consolidated Financial Statements filed in this registration.

               Tradigrain LTD., a wholly-owned subsidiary, was formed under the laws of Great Britain. Tradigrain LTD. has been included in the Consolidated Financial Statements filed in this registration.

               Tradigrain S.A., a wholly-owned subsidiary, was formed under the laws of Argentina. Tradigrain S.A. of Argentina has been included in the Consolidated Financial Statements filed in this registration.


     24.    Power of Attorney

     27.    Financial Data Schedule

(B)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, FARMLAND INDUSTRIES, INC. HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF KANSAS CITY, STATE OF MISSOURI ON NOVEMBER 28, 1995.

                                    FARMLAND INDUSTRIES, INC.


                                    BY            JOHN F. BERARDI
                                                  John F. Berardi
                                            Executive Vice President and
                                              Chief Financial Officer


                                    BY            ROBERT B. TERRY
                                                  Robert B. Terry
                                        Vice President and General  Counsel

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS FORM 10-K HAS BEEN SIGNED FOR THE FOLLOWING PERSONS ON THE DATE INDICATED PURSUANT TO VALID POWER OF ATTORNEY EXECUTED ON OCTOBER 25, 1995.

  Signature                      Title                      Date
 ALBERT J. SHIVLEY           Chairman of Board,          November 28, 1995
 Albert J. Shivley                Director

   H. D. CLEBERG         President, Chief Executive      November 28, 1995
   H. D. Cleberg            Officer and Director
                        (Principal Executive Officer)

    OTIS H. MOLZ           Vice Chairman of Board        November 28, 1995
    Otis H. Molz         Vice President and Director

  LYMAN ADAMS, JR.                Director               November 28, 1995
  Lyman Adams, Jr.

 RONALD J. AMUNDSON               Director               November 28, 1995
 Ronald J. Amundson

BAXTER ANKERSTJERNE               Director               November 28, 1995
Baxter Ankerstjerne

    JODY BEZNER                   Director               November 28, 1995
    Jody Bezner

 RICHARD L. DETTEN                Director               November 28, 1995
 Richard L. Detten

   STEVEN ERDMAN                  Director               November 28, 1995
   Steven Erdman

   WARREN GERDES                  Director               November 28, 1995
   Warren Gerdes

    BEN GRIFFITH                  Director               November 28, 1995
    Ben Griffith

    GAIL D. HALL                  Director               November 28, 1995
    Gail D. Hall

   JEROME HEUERTZ                 Director               November 28, 1995
   Jerome Heuertz

    BARRY JENSEN                  Director               November 28, 1995
    Barry Jensen

   GREG PFENNING                  Director               November 28, 1995
   Greg Pfenning

  VONN RICHARDSON                 Director               November 28, 1995
  Vonn Richardson

    MONTE ROMOHR                  Director               November 28, 1995
    Monte Romohr

    JOE ROYSTER                   Director               November 28, 1995
    Joe Royster

   PAUL RUEDINGER                 Director               November 28, 1995
   Paul Ruedinger

 RAYMOND J. SCHMITZ               Director               November 28, 1995
 Raymond J. Schmitz

THEODORE J. WEHRBEIN              Director               November 28, 1995
Theodore J. Wehrbein

   ROBERT ZINKULA                 Director               November 28, 1995
   Robert Zinkula