Form 10-Q
period 1995-11-30
FARMLAND INDUSTRIES INC
filed 1996-01-16
CIK 34616

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                                        Commission File
November 30, 1995                                         Number 2-67985



                            FARMLAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



Kansas                                                        44-0209330
(State of Incorporation)                (I.R.S. Employer Identification No.)



              3315 North Farmland Trafficway, Kansas City, Missouri
                    (Address of principal executive offices)

                                   64116-0005
                                   (Zip Code)


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

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

<CAPTION
                                                                              August 31          November 30
                                                                                 1995               1995
                                                                                  (Amounts in Thousands)
Current Assets:
     Accounts receivable - trade  . . . . . . . . . . . . . . . . . . . .  $       446,232     $      519,088
     Inventories (Note 2)   . . . . . . . . . . . . . . . . . . . . . . .          772,528            807,462
     Other current assets   . . . . . . . . . . . . . . . . . . . . . . .           60,883             89,829

          Total Current Assets  . . . . . . . . . . . . . . . . . . . . .  $     1,279,643     $    1,416,379


Investments and Long-Term Receivables . . . . . . . . . . . . . . . . . .  $       185,687     $      205,959


Property, Plant and Equipment:
     Property, plant and equipment, at cost   . . . . . . . . . . . . . .  $     1,334,849     $    1,374,264
     Less accumulated depreciation and amortization   . . . . . . . . . .          742,704            756,715

     Net Property, Plant and Equipment  . . . . . . . . . . . . . . . . .  $       592,145     $      617,549


Other Assets      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       128,468     $      134,386

Total Assets      . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,185,943     $    2,374,273

See Accompanying Notes to Condensed Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

<CAPTION
                                                                              August 31        November 30
                                                                                 1995               1995
                                                                                  (Amounts in Thousands)
Current Liabilities:
     Checks and drafts outstanding  . . . . . . . . . . . . . . . . . . .  $        37,088     $       95,989
     Accounts and notes payable   . . . . . . . . . . . . . . . . . . . .          592,038            647,834
     Current maturities of long-term debt   . . . . . . . . . . . . . . .           42,394             43,933
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . .          288,610            310,057

          Total Current Liabilities   . . . . . . . . . . . . . . . . . .  $       960,130     $    1,097,813

Long-Term Debt (excluding current maturities) . . . . . . . . . . . . . .  $       506,033     $      506,283

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $        12,501     $       17,994








Minority Owners' Equity in Subsidiaries . . . . . . . . . . . . . . . . .  $        19,992     $       12,644

Net Income (Note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -0-     $       52,284


Capital Shares and Equities:

     Common shares, $25 par value - Authorized
          50,000,000 shares   . . . . . . . . . . . . . . . . . . . . . .  $       385,409     $      434,840
     Other equities   . . . . . . . . . . . . . . . . . . . . . . . . . .          301,878            252,415

          Total Capital Shares and Equities   . . . . . . . . . . . . . .  $       687,287     $      687,255



Contingent Liabilities and Commitments (Note 3)



Total Liabilities and Equities  . . . . . . . . . . . . . . . . . . . . .  $     2,185,943     $    2,374,273


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three Months Ended
                                                                             November 30         November 30
                                                                                 1994               1995
                                                                                    (Amounts in Thousands)
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,616,167     $    2,156,949

Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,481,889          2,009,590

Gross income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       134,278     $      147,359

Selling, general & administrative expenses  . . . . . . . . . . . . . . .  $        75,346     $       81,261

Other income (deductions):

     Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . .  $       (13,443)    $      (14,289)

     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,642              4,185

Total other income (deductions) . . . . . . . . . . . . . . . . . . . . .  $        (8,801)    $      (10,104)


Income before income taxes, equity in net income
     of investees and minority owners' interest in
     net (income) loss of subsidiaries  . . . . . . . . . . . . . . . . .  $        50,131     $       55,994

Income tax (expense)  . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,768)           (12,162)

Income before equity in net income of investees
     and minority owners' interest in
     net (income) loss of subsidiaries  . . . . . . . . . . . . . . . . .  $        41,363     $       43,832

Equity in net income of investees (Note 4)  . . . . . . . . . . . . . . .            6,370              9,832

Minority owners' interest in net (income)
     loss of subsidiaries   . . . . . . . . . . . . . . . . . . . . . . .              212             (1,380)


Net income (Note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        47,945     $       52,284

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                             November 30         November 30
                                                                                 1994               1995
                                                                                   (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        47,945     $       52,284
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . .           16,435             17,749
          Equity in (income) of investee  . . . . . . . . . . . . . . . .           (6,370)            (9,832)
          Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (628)             3,908
          Changes in assets and liabilities:
               Accounts receivable  . . . . . . . . . . . . . . . . . . .           12,724            (73,314)
               Inventories  . . . . . . . . . . . . . . . . . . . . . . .          (52,512)           (34,934)
               Other current assets   . . . . . . . . . . . . . . . . . .           14,036            (26,599)
               Accounts payable   . . . . . . . . . . . . . . . . . . . .          (23,860)            71,319
               Advances on product purchases  . . . . . . . . . . . . . .           50,028             69,613
               Other current liabilities  . . . . . . . . . . . . . . . .              856              3,726
Net cash provided by operating activities . . . . . . . . . . . . . . . .  $        58,654     $       73,920

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposal of investments and notes receivable   . . . .  $         6,502     $        1,335
     Acquisition of investments and notes receivable  . . . . . . . . . .           (9,232)           (11,878)
     Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . .          (20,764)           (44,951)
     Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,312               (859)
Net cash (used in) investing activities . . . . . . . . . . . . . . . . .  $       (22,182)    $      (56,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) of demand loan certificates  . . . . . . . .  $         3,768     $         (597)
     Proceeds from bank loans and notes payable   . . . . . . . . . . . .          191,610            107,316
     Payments on bank loans and notes payable   . . . . . . . . . . . . .         (300,727)          (123,171)
     Proceeds from issuance of subordinated debt certificates   . . . . .            9,092             11,525
     Payments for redemption of subordinated debt certificates  . . . . .           (3,433)           (11,487)
     Increase of checks and drafts outstanding  . . . . . . . . . . . . .           57,536             58,901
     Payments for redemption of equities  . . . . . . . . . . . . . . . .          (12,166)           (23,380)
     Payments of patronage refunds and dividends  . . . . . . . . . . . .          (26,236)           (32,594)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-             (4,080)
Net cash (used in) financing activities . . . . . . . . . . . . . . . . .  $       (80,556)    $      (17,567)

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . .  $       (44,084)    $          -0-
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .           44,084                -0-

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .  $           -0-     $          -0-

See accompanying Notes to Condensed Consolidated Financial Statements


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)    INTERIM FINANCIAL STATEMENTS

       Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal. Historically, the majority of sales of farm supply products occur in the spring. Revenues in the beef business and in grain marketing historically have been concentrated in the summer and summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the three months ended November 30, 1995 should not be annualized to project a full year's results.

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

       In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed to members of Farmland as patronage refunds. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for patrons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying November 30, 1995 Condensed Consolidated Balance Sheet.


(2)    INVENTORIES

      Major components of inventories at August 31, 1995 and November 30, 1995 are as follows:

                                              August 31    November 30
                                                 1995         1995
                                               (Amounts in Thousands)
     Finished and in-process products . . .   $  682,801   $   704,727
     Materials  . . . . . . . . . . . . . .       39,399        52,268
     Supplies . . . . . . . . . . . . . . .       50,328        50,467

                                              $  772,528   $   807,462

       Grain inventories are valued at market adjusted for the net unrealized gains or losses on open grain contracts. Crude oil, refined petroleum products, cattle and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Supplies are valued at cost.

       In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, a seasonal market value decline below cost of LIFO inventories, at an interim date, which is reasonably expected to be restored by year-end, is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At November 30, 1995, the carrying values of crude oil and refined petroleum inventories stated under the LIFO method was $92.1 million. This exceeded the market value of such inventory by $10.4 million. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation and, accordingly, such decline has not been recognized in the accompanying Condensed Consolidated Financial Statements. If the lower of first-in, first-out (FIFO) cost or market had been used to value these products, the carrying values of inventories at November 30, 1995 would have been lower by $4.7 million.

       The LIFO method of accounting for beef inventories had no effect on the carrying value of inventories or on the income reported for the three months ended November 30, 1995 because market value of these inventories was lower than LIFO, and approximated FIFO cost.


(3)    CONTINGENCIES

       In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

       On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million from dispositions of certain other assets

       On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.


       If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $188.8 million before tax benefits of the interest deduction, through December 31, 1995), or $274.6 million in the aggregate at December 31, 1995. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

       The Company currently is aware of probable obligations for environmental matters at 35 properties. As of November 30, 1995, the Company has made an environmental accrual of $18.5 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

       The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at November 30, 1995. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $22.2 million.

       Under the Resource Conservation Recovery Act of 1976 ("RCRA"), the Company has five closure and five post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made. Such closure and post-closure costs are estimated to be $5.1 million at November 30, 1995 (and is in addition to the $22.2 million discussed in the prior paragraph).

       The Company is currently involved in three administrative proceedings brought by Region VII of the Environmental Protection Agency (''EPA'') with respect to alleged violations under the Clean Air Act, the Emergency Planning and Community Right-to-Know Act and RCRA at the Coffeyville refinery. The Company is currently negotiating with the EPA concerning these matters and believes that such negotiations may result in compromise settlements, including the possible implementation of a Supplemental Environmental Project. Absent such settlement, the Company may contest the EPA's allegations. Management's estimate of probable civil fines and penalties for these three proceedings has been included in the environmental accrual discussed above. See "Legal Proceedings", contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1995 ("1995 Form 10-K").


(4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

       Summarized financial information of investees accounted for by the equity method for the three months ended November 30, 1994 and 1995 is as follows:

                                                November 30  November 30
                                                   1994          1995
                                                 (Amounts in Thousands)
       Net sales  . . . . . . . . . . . . . . . $    233,402   $    138,236
       Net Income   . . . . . . . . . . . . . . $     10,111   $     19,362
       Farmland's equity in net income    . . . $      6,370   $      9,832

     The Company's investments accounted for by the equity method consist principally of 50% equity interests in two phosphate fertilizer manufacturing ventures (Farmland Hydro, L.P. and SF Phosphates Limited Company) and, through March 31, 1995, a 50% interest in Hyplains Beef, L.C. ("Hyplains") (such interest having been contributed by the Company to National Beef Packing Company, L.P. ("NBPC"), a majority-owned subsidiary, in return for an additional 10% ownership interest.)



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its debt securities (the ''continuous debt program'') and bank lines of credit.

     The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the three months ended November 30, 1995, the outstanding balance of demand loan and subordinated debt certificates decreased $.6 million.

     Farmland has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At November 30, 1995, short-term borrowings under the Credit Agreement were $232.7 million, revolving term borrowings were $85.0 million and $35.0 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

     At November 30, 1995, Farmland was in compliance with all covenants under the Credit Agreement. The Company and the bank participants annually renew the short-term commitments of the Credit Agreement. The next renewal date is in May 1996. Management expects that the short-term commitment will be renewed; however, at such annual renewal date, any bank participant may choose not to renew its portion of the short-term commitment. The revolving term loan facility will expire in May 1997.

     The Company maintains other borrowing arrangements with banks and financial institutions. At November 30, 1995, $44.2 million was borrowed under such agreements. Leveraged leasing has been utilized to finance railcars and a substantial portion of the Company's fertilizer production equipment.

     NBPC maintains a $90.0 million borrowing agreement with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10 million). At November 30, 1995, $41.3 million was borrowed under this agreement and $1.0 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At November 30, 1995, such short-term borrowing totaled $72.9 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     As a cooperative, Farmland's member-sourced net earnings (i.e., income from business done with or for members) are distributed to its voting members, associate members and other patrons in the form of common equity, capital credits or cash. For this purpose, net income or loss is determined in accordance with generally accepted accounting principles. Income other than member-sourced income is treated as "nonmember-sourced income". Nonmember-sourced income is subject to income tax and after-tax earnings are transferred to earned surplus. Under Farmland's bylaws, the member-sourced income is distributed to members as patronage refunds unless the earned surplus account, at the end of that year, is lower than 30% of the sum of the prior year-end balance of outstanding common shares, associate member shares, capital credits, nonmember capital and patronage refunds payable in equities. In such cases, member-sourced income is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member-sourced income is so reduced is treated as nonmember-sourced income. The member-sourced income remaining is distributed to members as patronage refunds.

     Generally, a portion of the patronage refund is distributed in cash and the balance is allocated to equity (the "allocated equity portion") and distributed in common shares, associate member common shares or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the allocated equity portion in any other form or forms of equities. The allocated equity portion of the patronage refund is determined annually by the Board of Directors, but the allocated equity portion of the patronage refund is not deductible for federal income tax purposes when it is issued unless at least 20% of the amount of the patronage refund is paid in cash. The allocated equity portion of the patronage refund is a source of funds from operations which is retained for use in the business and increases Farmland's equity base. Common shares and associate member common shares may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan. Capital credits and other equities of Farmland and Farmland Foods, Inc., a 99% owned subsidiary ("Foods"), may be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described in the 1995 Form 10-K under "Business - Equity Redemption Plans".

     Major uses of cash during the three months ended November 30, 1995 include $45.0 million for capital expenditures, $32.6 million for patronage refunds and dividends distributed from income of the 1995 fiscal year, $23.4 million for the redemption of equities under the Farmland base capital plan and special allocated equity redemption plan, $15.9 million in net payments to reduce the balance of bank loans and other notes outstanding and $11.9 million for additional investment and long-term notes receivable. Major sources of cash include $73.9 million from operations and $58.9 million from an increase in the balance of checks and drafts outstanding.

     In 1993, the IRS issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

GENERAL

     The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

     The Company's farm supply operations consist of three principal product divisions - petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, by-products of petroleum refining and a complete line of car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen-, phosphate- and potash-based fertilizers, and, through the Company's ownership in WILFARM (a 50%-owned venture formed in 1995) ("WILFARM"), a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. Over 50% of the Company's farm supply products sold in 1995 was produced in plants owned by the Company or operated by the Company under long-term lease arrangements. Approximately 64% of the Company's farm supply products sold in 1995 was sold at wholesale to farm cooperative associations which are members of Farmland. These farm cooperatives distribute products primarily to farmers and ranchers in states which comprise the corn belt and the wheat belt and who utilize the products in the production of farm crops and livestock.

     On the output side, the Company's processing and marketing operations include the processing of pork and beef, the marketing of fresh pork, processed pork and fresh beef and the storage and marketing of grain. In December 1995, the Company began processing wheat into gluten for use primarily in the commercial baking and pet food industries and starch for numerous industrial purposes. The Company anticipates that the plant will be fully operational by May 1996. In 1995, approximately 68% of the hogs processed and 49% of the grain marketed were supplied to the Company by its members. Substantially all of the Company's pork and beef products sold in 1995 were processed in plants owned by the Company.

     No material part of the business of any segment of the Company is dependent on a single customer or a few customers.

     The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the amount of fertilizer and other chemical applications. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture, costs and markets for the Company's products change.

     Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal. Historically, the majority of sales of farm supply products occur in the spring. Revenues in the beef business and in grain marketing historically have been concentrated in the summer and summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the three months ended November 30, 1995 should not be annualized to project a full year's results.



RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1994

SALES

     Sales for the three months ended November 30, 1995 increased $540.8 million, or 33.5%, compared with the corresponding period of the prior year. The increase includes $435.9 million higher sales of agricultural output products, $100.9 million higher sales of farm production input products and $4.0 million higher sales of other products and services.

     Sales of the food processing and marketing business increased $148.2 million in the three months ended November 30, 1995 compared to the corresponding period of the prior year. Pork sales increased $28.7 million as a result of higher unit prices partially offset by lower volume. Beef sales increased $119.5 million primarily due to the March 31, 1995 acquisition by NBPC of the plant at Dodge City, Kansas formerly owned by Hyplains.

     Grain sales increased $287.7 million due to a 58% increase in volume sold (principally export sales) combined with a significant increase in grain commodity prices during the three months ended November 30, 1995 compared to the corresponding period of the prior year.

     Sales of crop production products, petroleum products and feed increased $89.5 million, or 32.6%, $4.5 million, or 2.0%, and $7.0 million, or 5.5%, respectively. Sales of crop production products increased because unit sales and prices of plant nutrients increased approximately 26.6% and 6.8%, respectively. Sales of petroleum products increased only slightly as improved propane prices and increased unit sales of distillates and diesel were largely offset by a decrease in gasoline unit sales. Feed sales increased because of higher formula feed unit sales and because of higher unit prices received on sales of feed ingredients.


NET INCOME

     Net income of $52.3 million for the three months ended November 30, 1995 increased $4.3 million or 9.1% compared with the corresponding period of the prior year. The increase is primarily a result of $17.2 million higher operating profit in the Company's crop production business. In addition, the Company's share of net income from joint ventures engaged in crop production increased $4.4 million. These increases were partially offset by decreased operating profits of the Company's food processing and marketing, petroleum and feed businesses of $4.8 million, $4.3 million and $1.2 million, respectively. In addition, general corporate expenses increased $1.6 million, minority interest in the net income of subsidiaries increased $1.6 million and the provision for income taxes increased $3.4 million.

     Operating profit of the crop production business increased in the three months ended November 30, 1995 compared with the corresponding period of the prior year as a result of both increased volume and higher prices of nitrogen-based products. Income of crop production joint ventures increased primarily because of higher market prices for phosphate fertilizers.

     Operating profit of the food marketing business decreased $4.8 million in the three months ended November 30, 1995 compared with the corresponding period of the prior year. Pork processing and marketing operating profit decreased $11.2 million primarily due to increased hog prices which resulted in decreased margins on fresh pork products. Operating profits in the beef business increased $6.4 million in the three months ended November 30, 1995 compared with the corresponding period of the prior year. This increase is primarily attributable to improvements in operating efficiencies as well as the availability of cattle at a favorable cost level.

     The petroleum business incurred a $1.8 million loss in the three months ended November 30, 1995 compared with operating income of $2.5 million in the same period of the prior year primarily due to an extended turnaround period, which was necessary to complete the expansion of refining capacity from 62,000 barrels per day to 75,000 barrels per day.

     Operating income in the feed business decreased $1.2 million in the three months ended November 30, 1995 compared with the corresponding period of the prior year. This decrease primarily resulted from lower unit margins.

     Selling, general and administrative ("SG&A") expenses increased $5.9 million in the three months ended November 30, 1995 compared with the corresponding period the prior year. Approximately $4.3 million of the increase was directly connected to business segments, primarily the output businesses (grain, beef and pork) and the inclusion of SG&A expenses of the Dodge City beef processing facility (formerly Hyplains) in the consolidated statements. Corporate general expenses, not identified to business segments, increased
$1.6 million primarily due to increased compensation and legal services.

     The estimated effective tax rate, based on the Company's best estimate of the full year's tax rate, increased to 21.6% for the three months ended November 30, 1995 from 15.5% for the corresponding period of the prior year. The increase results from the utilization in prior periods of alternative minimum tax carryforward credits, which have now been fully utilized. The actual effective tax rate may be subject to subsequent refinement or revision.

     The level of operating profits in the crop production and food marketing businesses are, to a significant degree, attributable to favorable spreads between selling prices and raw material costs (natural gas in the case of nitrogen-based fertilizers and live hogs and cattle in the food marketing business). These price and cost factors are beyond the control of the Company's management and have been volatile in the past. Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. The Company's cash flow and income may be volatile as conditions affecting agriculture, costs and markets for the Company's products change.


RECENT ACCOUNTING PRONOUNCEMENTS

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


                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       The exhibit listed below is filed as part of Form 10-Q for quarter ended November 30, 1995.

            27.  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended November 30, 1995.


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FARMLAND INDUSTRIES, INC.
                                        (Registrant)


                      By:           /s/  JOHN F. BERARDI
                                      John F. Berardi
                                  Executive Vice President
                                  and Chief Financial Officer


Date:   January 16, 1996