Form 10-Q
period 1996-02-29
FARMLAND INDUSTRIES INC
filed 1996-04-15
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                             Commission File
February 29, 1996                                              Number 2-67985

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
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                             August 31       February 29
                                                                               1995              1996

                                                                                ((Amounts in Thousands)

Current Assets:
 Accounts receivable - trade                                              $       446,232    $       553,670
 Inventories (Note 2) ....................................................        772,528          1,011,892
 Other current assets ....................................................         60,883             81,289

       Total Current Assets...............................................$     1,279,643    $     1,646,851

Investments and Long-Term Receivables.....................................$       185,687    $       203,570

Property, Plant and Equipment:
 Property, plant and equipment, at cost ..................................$     1,334,849    $     1,431,182
 Less accumulated depreciation and amortization ..........................        742,704    $       770,345

 Net Property, Plant and Equipment .......................................$       592,145    $       660,837

Other Assets .............................................................$       128,468    $       154,570

Total Assets .............................................................$     2,185,943    $     2,665,828

See Accompanying Notes to Condensed Consolidated Financial Statements

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            LIABILITIES AND EQUITIES

                                                                             August 31       February 29
                                                                               1995              1996
                                                                               (Amounts in Thousands)
Current Liabilities:
 Checks and drafts outstanding          ..................................$        37,088    $        92,660
 Accounts and notes payable ..............................................        633,249            857,343
 Customers' advances on product purchases ................................         13,862            182,748
 Other current liabilities ...............................................        275,931            210,643

       Total Current Liabilities..........................................$       960,130    $     1,343,394

Long-Term Liabilities:
 Long-term debt (excluding current maturities) ...........................$       461,436    $       501,415
 Other long-term liabilities .............................................         44,597    $        38,669

       Total Long-Term Liabilities........................................$       506,033    $       540,084

Deferred Income Taxes.....................................................$        12,501    $        19,007

Minority Owners' Equity in Subsidiaries...................................$        19,992    $        11,178

Net Income (Note 1).......................................................$            -0-   $        65,137


Capital Shares and Equities:
 Common shares, $25 par value - Authorized
       50,000,000 shares..................................................$       385,409    $       434,889
       Other equities ....................................................        301,878            252,139

       Total Capital Shares and Equities..................................$       687,287    $       687,028

Contingent Liabilities and Commitments (Note 3)

Total Liabilities and Equities............................................$     2,185,943    $     2,665,828



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Six Months Ended
                                                                    February 28                  February 29
                                                                        1995                        1996
                                                                              (Amounts in Thousands)
Sales ...........................................................$        3,307,659           $       4,356,078
Cost of sales   .................................................         3,069,326                   4,102,967

Gross income    .................................................$          238,333           $         253,111

Selling, general & administrative expenses.......................$          152,027           $         172,460

Other income (deductions):
     Interest expense ...........................................$          (27,133)          $         (29,594)
     Other, net .................................................            10,077                       7,724
Total other income (deductions)..................................$          (17,056)          $         (21,870)

Income before income taxes, equity in net income
     of investees and minority owners' interest in
     net (income) loss of subsidiaries ..........................$           69,250           $          58,781

Income tax (expense).............................................           (10,706)                    (12,767)

Income before equity in net income of investees
     and minority owners' interest in
     net (income) loss of subsidiaries ..........................$           58,544           $          46,014

Equity in net income of investees (Note 4).......................             9,075                      20,269

Minority owners' interest in net (income) loss
     of subsidiaries ............................................               542                      (1,146)

Net income      .................................................$           68,161           $          65,137

See Accompanying Notes to Condensed Consolidated Financial Statements

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                    February 28                  February 29
                                                                        1995                        1996
                                                                          (Amounts in Thousands)
Sales ............................................................$       1,691,492           $    2,199,129
Cost of sales   ..................................................        1,587,437                2,093,377

Gross income    ..................................................$         104,055           $      105,752

Selling, general & administrative expenses........................$          76,681           $       91,199

Other income (deductions):
     Interest expense ............................................$         (13,690)          $      (15,305)
     Other, net ..................................................            5,435                    3,539
Total other income (deductions)...................................$          (8,255)          $      (11,766)

Income before income taxes, equity in net income
     of investees and minority owners' interest in
     net loss of subsidiaries ....................................$          19,119           $        2,787

Income tax (expense)..............................................           (1,938)                    (605)

Income before equity in net income of investees
     and minority owners' interest  in
     net loss of subsidiaries ....................................$          17,181           $        2,182

Equity in net income of investees ................................            2,705                   10,437

Minority owners' interest in net loss
     of subsidiaries  ............................................              330                      234

Net income      ..................................................$          20,216           $       12,853

See Accompanying Notes to Condensed Consolidated Financial Statements

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                             February 28           February 29
                                                                                 1995                  1996
                                                                                    (Amounts in Thousands)
Cash flows from operating activities:
     Net income  ...........................................................$      68,161       $     65,137
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization .........................................       32,637             36,428
     Equity in net income of investees .....................................       (9,075)           (20,269)
     Other, net ............................................................        4,782              4,373
     Changes in assets and liabilities:
          Accounts receivable ..............................................      (53,835)          (102,517)
          Inventories ......................................................     (108,543)          (232,518)
          Other current assets .............................................       (4,060)           (20,578)
          Accounts payable .................................................      (42,501)            91,329
          Customers' advances on product purchases .........................      174,138            168,886
          Other current liabilities ........................................       68,380             18,386
Cash flows from operating activities........................................$     130,084       $      8,657

Cash flows from investing activities:
     Capital expenditures ..................................................$     (56,574)      $   (100,552)
     Proceeds from disposal of investments
          and notes receivable .............................................       27,218              7,771
     Acquisition of investments and notes receivable .......................      (16,262)           (13,068)
     Acquisition of businesses  ............................................          -0-            (32,438)
     Other      ............................................................        2,196              6,409
Net cash used in investing activities.......................................$     (43,422)      $   (131,878)

Cash flows from financing activities:
     Net increase (decrease) of demand loan certificates ...................$      (6,994)      $      1,519
     Proceeds from bank loans and notes payable ............................      251,374            458,654
     Payments on bank loans and notes payable ..............................     (380,179)          (332,896)
     Proceeds from issuance of subordinated debt certificates ..............       16,157             26,545
     Payments for redemption of subordinated debt certificates .............      (10,638)           (20,949)
     Increase of checks and drafts outstanding .............................       38,040             55,572
     Payments for redemption of equities ...................................      (12,198)           (27,280)
     Payments of patronage refunds and dividends ...........................      (26,308)           (32,662)
     Other      ............................................................          -0-             (5,282)
Net cash provided by (used in) financing activities.........................$    (130,746)      $    123,221

Net decrease in cash and cash equivalents...................................$     (44,084)      $        -0-
Cash and cash equivalents at beginning of period............................       44,084                -0-

Cash and cash equivalents at end of period..................................$         -0-       $        -0-

See Accompanying Notes to Condensed Consolidated Financial Statements

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1) INTERIM FINANCIAL STATEMENTS

       Unless the context requires otherwise, (i) "Farmland" or the "Company" herein refers to Farmland Industries, Inc. and its consolidated subsidiaries,
(ii) all references herein to "year" or "years" are to fiscal years ended August 31 and (iii) all references herein to "membership" are to persons eligible to receive patronage refunds from Farmland including voting members, associate members and other patrons with which Farmland has a currently effective patronage refund agreement.

       Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal and subject to price volatility. Historically, the majority of farm supply products are sold in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer. Summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the six months and three months ended February 29, 1996 should not be annualized to project a full year's results.

      The information included in these Condensed Consolidated Financial Statements of Farmland reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

       In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed to members of Farmland as patronage refunds. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for persons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying February 29, 1996 Condensed Consolidated Balance Sheet.

 (2) INVENTORIES

       Major components of inventories at August 31, 1995 and February 29, 1996 are as follows:

                                             August 31          February 29
                                                1995               1996
                                                 (Amounts in Thousands)
             .............................
       Finished and in-process products...$       682,801     $       908,945
       Materials..........................         39,399              49,825
       Supplies...........................         50,328              53,122

                                          $       772,528     $     1,011,892


       Grain inventories are valued at market adjusted for the net unrealized gains or losses on open grain contracts. Crude oil, refined petroleum products, cattle and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Supplies are valued at cost.

       In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, at an interim period-end, a seasonal market value decline below cost of LIFO inventories which is reasonably expected to be restored by year-end is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At February 29, 1996, the carrying values of crude oil and refined petroleum inventories stated under the LIFO method was $96.9 million. This exceeded the market value of such inventory by $4.6 million. However, based on historical prices of energy products and seasonal market price variations, the market value decline below cost is expected to be a temporary seasonal price fluctuation and, accordingly, such decline has not been recognized in the accompanying Condensed Consolidated Financial Statements. If the lower of first-in, first-out (FIFO) cost or market had been used to value these products, the carrying values of inventories at February 29, 1996 would have been lower by $5.3 million.

 (3) CONTINGENCIES

  (A)  TAX LITIGATION

       In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

       On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million from dispositions of certain other assets.

       On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.

       If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $196.5 million before tax benefits of the interest deduction, through March 31, 1996), or $282.3 million in the aggregate at March 31, 1996. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus applicable statutory interest thereon. Finally, the additional federal and state income taxes and accrued interest thereon, which would be owed based on an adverse decision, would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

      In the opinion of Bryan Cave LLP, Farmland's special tax counsel, it is more likely than not that the courts will ultimately conclude that Farmland's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in favor of Farmland on any of these issues.

  (B)  ENVIRONMENTAL MATTERS

       The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various sites.

       The Company currently is aware of probable obligations for environmental matters at 38 properties. At February 29, 1996, the Company has made an environmental accrual of $18.6 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

       The Company's actual final costs of addressing certain other environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at February 29, 1996. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $19.4 million.

       Under the Resource Conservation Recovery Act of 1976 ("RCRA"), the Company has five closure and five post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made. Such closure and post-closure costs are estimated to be $5.2 million at February 29, 1996 (and is in addition to the $18.6 million accrual and the $19.4 million discussed in the prior paragraphs).

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


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

       Summarized financial information of investees accounted for by the equity method for the six months ended February 28, 1995 and February 29, 1996 is as follows:

                                         February 28         February 29
                                              1995                1996
                                               (Amounts in Thousands)
  Net sales    ......................$         515,424     $       367,928

  Net income   ......................$          17,957     $        40,634

  Farmland's equity in net income  ..$           9,075     $        20,269


    The Company's investments accounted for by the equity method consist principally of 50% equity interests in two phosphate fertilizer manufacturing ventures (Farmland Hydro, L.P. and SF Phosphates Limited Company) and, through March 31, 1995, a 50% interest in Hyplains Beef, L.C. ("Hyplains") (such interest having been contributed by the Company to National Beef Packing Company, L.P. ("NBPC"), a majority-owned subsidiary, in return for an additional 10% ownership interest in NBPC).


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its debt securities (the ''continuous debt program'') and bank lines of credit.

    The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding subordinated debt certificates. During the six months ended February 29, 1996, the outstanding balance of demand loan and subordinated debt certificates increased $7.1 million.

    Farmland has a $650.0 million Credit Agreement. The Credit Agreement provides short-term credit of up to $450.0 million to finance seasonal operations and inventory, and revolving term credit of up to $200.0 million. At February 29, 1996, short-term borrowings under the Credit Agreement were $341.6 million, revolving term borrowings were $100.0 million and $45.3 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks.

    The Company and the bank participants annually renew the short-term commitments of the Credit Agreement. The next renewal date is in May 1996. Management believes that the short-term commitment will be renewed. The revolving term loan facility expires in May 1997 but is expected to be revised and extended in connection with the May 1996 annual review of the short-term commitment portion of the Credit Agreement.

    The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at February 29, 1996, $43.7 million was borrowed.

    NBPC maintains a $90.0 million borrowing agreement with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10 million). At February 29, 1996, $59.0 million was borrowed and $1.0 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

    Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At February 29, 1996, such short-term borrowing by Tradigrain totaled $107.4 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

   Leveraged leasing has been used to finance railcars and a substantial portion of the Company's fertilizer production equipment.


    In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, additional financing arrangements are continuously evaluated.

    Major uses of cash during the six months ended February 29, 1996 include:
$232.5 million to build inventories (mostly plant nutrients and grain inventories); $133.0 million for capital expenditures and acquisition of pork processing businesses; $102.5 million for additions to the accounts receivable balance; $32.7 million for patronage refunds and dividends distributed from income of the 1995 fiscal year; $27.3 million for the redemption of equities under the Farmland base capital plan and special allocated equity redemption plan; and $13.1 million for additional investment and long-term notes receivable. Major sources of cash include: receipts of $168.9 million from advanced payments by customers on product (principally plant nutrients) expected to be shipped later in the current fiscal year; $132.9 million in net proceeds from bank loans and other debt sources; $91.3 million from an increase of accounts payable; $55.6 million from an increase in the balance of checks and drafts outstanding; and $65.1 million and $36.4 million from net income and depreciation, respectively.

    In 1993, the IRS issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

GENERAL

    Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal and subject to price volatility. Historically, the majority of farm supply products are sold in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer. Summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the six months and three months ended February 29, 1996 should not be annualized to project a full year's results.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1995

SALES

    Sales for the six months ended February 29, 1996 increased $1,048.4 million, or 31.7%, vis-a-vis the prior period owing principally to increased sales of agricultural output products ($894.4 million) and farm production input products ($149.3 million).

    Sales of the food processing and marketing business increased $286.7 million, or 23.3%, vis-a-vis the prior period. Pork sales increased
$75.4 million owing to higher unit prices which were partially offset by lower unit sales. Beef sales increased $211.3 million owing principally to the March 31, 1995 NBPC acquisition of the Hyplains beef plant.

    Grain sales increased $608.2 million, or 76.0%, over the prior period owing principally to a 46.7% increase in units sold and increased grain prices.

    Sales of crop production, feed and petroleum products increased
$73.3 million, or 13.7%,  $39.0 million, or 15.7%, and $37.0 million, or 8.5%, respectively, owing principally to higher unit sales in plant nutrients, feed and petroleum and higher prices in feed and petroleum.

NET INCOME

    Net income for the six months ended February 29, 1996 decreased $3.0 million from the prior period owing principally to lower income in pork processing and marketing which was partially offset by increased operating income in the Company's crop production business.

    Operating income of the Company's crop production business increased $17.5 million over the prior period primarily as a result of increased unit sales and higher prices.

    Operating income of the food processing and marketing business decreased $9.9 million from the prior period owing principally to decreased pork margins which were only partially offset by increased beef margins.

    Operating income in the grain business decreased $1.0 million owing principally to decreased unit margins which were partially offset by increased unit sales volume.

    The petroleum loss improved slightly ($0.4 million) from the prior period as improved operating efficiencies were mostly offset by the extension of a scheduled maintenance period.

    Selling, general and administrative ("SG&A") expenses increased $20.4 million over the prior period owing principally to acquisition of the plant formerly owned by Hyplains and to higher promotional, incentive and legal expenses.

    The estimated effective tax rate, based on the Company's estimate of the full year's tax rate, increased to 21.3% from 17.8% in the prior period owing to the availability of tax credits in the prior period. The actual effective tax rate may be subject to subsequent refinement or revision.

    The level of operating income in the crop production and food processing and marketing businesses are, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients and live hogs and cattle in the food processing and marketing business). These price and cost factors are beyond the control of the Company's management and have been volatile in the past. Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. The Company's cash flow and income may be volatile as conditions affecting agriculture, costs and markets for the Company's products change.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 29, 1996 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1995

SALES

    Sales for the three months ended February 29, 1996 increased $507.6 million, or 30.0%, over the prior period owing principally to increased sales of agricultural output products and farm production input products. Crop production sales were lower for the quarter owing to delays caused by severe winter weather. All other segment sales are as discussed above in the six months comparison.

NET INCOME

    Net income for the period was $12.9 million vis-a-vis $7.4 million in 1995 owing principally to the lower crop production sales.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of," ("Statement 121") was issued by the Financial Accounting Standards Board in March 1995 and is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management expects that the adoption of Statement 121 will not have a significant impact on the Company's Consolidated Financial Statements.

                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

    The exhibit listed below is filed as part of Form 10-Q for quarter ended February 29, 1996.

         27.  Financial Data Schedule

(B)  NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED  FEBRUARY 29,
     1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FARMLAND INDUSTRIES, INC.
                                        (Registrant)

                     By:           /s/  JOHN F. BERARDI
                                      John F. Berardi
                                 Executive Vice President
                                 and Chief Financial Officer
Date:   April 15, 1996