Form 10-Q
period 1996-05-31
FARMLAND INDUSTRIES INC
filed 1996-07-15
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended                                      Commission File
May 31,  1996                                           Number 2-67985

                           FARMLAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)
Kansas                                                        44-0209330
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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                August 31           May 31
                                                                                1995               1996

                                                                                 (Amounts in Thousands)
Current Assets:
 Accounts receivable - trade..............................................$       446,232     $       607,274
 Inventories (Note 2).....................................................        772,528             818,159
 Other current assets.....................................................         60,883              84,871


  Total Current Assets....................................................$     1,279,643     $     1,510,304



Investments and Long-Term Receivables.....................................$       185,687     $       205,471



Property, Plant and Equipment:
 Property, plant and equipment, at cost...................................$     1,334,849     $     1,461,598
  Less accumulated depreciation and amortization..........................        742,704             780,906


 Net Property, Plant and Equipment........................................$       592,145     $       680,692



Other Assets..............................................................$       128,468     $       157,950









Total Assets..............................................................$     2,185,943    $      2,554,417


<See accompanying Notes to Condensed Consolidated Financial Statements.>

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                             August 31             May 31
                                                                                1995                1996

                                                                                (Amounts in Thousands)
Current Liabilities:
  Checks and drafts outstanding...........................................$        37,088    $         17,920
  Accounts and notes payable..............................................        633,249             885,360
  Customers' advances on product purchases................................         13,862              35,786
  Other current liabilities...............................................        275,931             250,972


   Total Current Liabilities..............................................$       960,130     $     1,190,038


Long-Term Liabilities:
  Long-term debt (excluding current maturities)...........................$       461,436     $       482,772
  Other long-term liabilities.............................................         44,597              40,528


   Total Long-Term Liabilities............................................$       506,033     $       523,300



Deferred Income Taxes.....................................................$        12,501     $        26,959


Minority Owners' Equity in Subsidiaries...................................$        19,992     $        13,175
Net Income (Note 1).......................................................$            -0-    $       113,952




Capital Shares and Equities:
  Common shares, $25 par value - Authorized  50,000,000 shares............$       385,409     $       434,386
  Other equities..........................................................        301,878             252,607


   Total Capital Shares and Equities......................................$       687,287     $       686,993


Contingent Liabilities and Commitments (Note 3)



Total Liabilities and Equities............................................$     2,185,943     $     2,554,417



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Nine Months Ended

                                                                       May 31                       May 31
                                                                        1995                         1996

                                                                          (Amounts in Thousands)

Sales.............................................................$       5,325,044           $        7,025,162

Cost of sales.....................................................        4,930,754                    6,613,048


Gross income    ..................................................$         394,290           $          412,114



Selling, general & administrative expenses........................$         238,539           $          273,987


Other income (deductions):
   Interest expense...............................................$         (39,431)          $          (44,731)
   Other, net   ..................................................            14,249                      13,993

Total other income (deductions)...................................$         (25,182)          $          (30,738)
Income before income taxes, equity in net income of investees
 and minority owners' interest in net income of subsidiaries......$         130,569           $          107,389

Provision for income taxes........................................          (21,439)                     (23,637)


Income before equity in net income of investees and minority
 owners' interest in net income of subsidiaries...................$         109,130           $           83,752

Equity in net income of investees (Note 4)........................           22,410                       34,159

Minority owners' interest in net income of subsidiaries...........           (2,497)                      (3,959)



Net income........................................................$         129,043           $          113,952


<See accompanying Notes to Condensed Consolidated Financial Statements.>

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three Months Ended

                                                                       May 31                       May 31
                                                                        1995                         1996

                                                                              Amounts in Thousands)
Sales..............................................................$      2,017,385           $     2,669,084

Cost of sales......................................................       1,861,428                 2,510,081


Gross income.......................................................$        155,957           $       159,003



Selling, general & administrative expenses.........................$         86,512           $       101,527



Other income (deductions):
   Interest expense................................................$        (12,298)          $       (15,137)
   Other, net   ...................................................           4,172                     6,269

Total other income (deductions)....................................$         (8,126)          $        (8,868)



Income before income taxes, equity in net
 income of investees and minority owners'
 interest in net income of subsidiaries............................$         61,319           $        48,608
Provision for income taxes.........................................         (10,733)                  (10,870)


Income before equity in net income of investees and minority
 owners' interest in net income of subsidiaries....................$         50,586           $        37,738


Equity in net income of investees .................................          13,335                    13,890

Minority owners' interest in net income of
 subsidiaries......................................................          (3,039)                   (2,813)


Net income.........................................................$         60,882           $        48,815


<See accompanying Notes to Condensed Consolidated Financial Statements.>

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended

                                                                                May 31                May 31
                                                                                 1995                  1996

                                                                                   (Amounts in Thousands)

Cash flows from operating activities:
   Net income   .............................................................$     129,043      $    113,952
    Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................       49,437            55,868
   Equity in net income of investees.........................................      (22,410)          (34,159)
   Other, net   .............................................................        7,346            14,329
    Changes in operating assets and liabilities, net of acquisition of businesses:
     Accounts receivable.....................................................       13,789          (156,578)
     Inventories.............................................................     (150,260)          (38,785)
     Other current assets....................................................       12,046           (25,746)
     Accounts payable........................................................      (29,039)          101,897
         Customers' advances on product purchases............................       37,159            21,924
     Other current liabilities...............................................       39,890            48,249

Cash flows from operating activities.........................................$      87,001      $    100,951


Cash flows from investing activities:
   Capital expenditures......................................................$     (86,527)     $   (143,738)
    Proceeds from disposal of investments and notes receivable...............       37,626            22,806
   Acquisition of investments and notes receivable...........................      (18,968)          (14,347)
   Acquisition of businesses ................................................       (2,200)          (32,438)
   Distributions from investees..............................................          295            14,644
   Other.....................................................................        2,321            (3,934)

Net cash used in investing activities........................................$     (67,453)     $   (157,007)


Cash flows from financing activities:
    Net increase (decrease) of demand loan certificates......................$      (7,137)           12,940
    Proceeds from bank loans and notes payable...............................      370,686           459,201
    Payments on bank loans and notes payable.................................     (460,762)         (343,529)
    Proceeds from issuance of subordinated debt certificates.................       34,461            43,421
    Payments for redemption of subordinated debt certificates................      (18,632)          (30,744)
    Increase (decrease) of checks and drafts outstanding.....................       56,306           (19,168)
    Payments for redemption of equities......................................      (12,335)          (27,436)
    Payments of patronage refunds and dividends..............................      (26,308)          (32,745)
    Other....................................................................           89            (5,884)

Net cash provided by (used in) financing activities..........................$     (63,632)     $     56,056


Net decrease in cash and cash equivalents....................................$     (44,084)     $         -0-

Cash and cash equivalents at beginning of period.............................       44,084                -0-


Cash and cash equivalents at end of period...................................$          -0-     $         -0-


<See accompanying Notes to Condensed Consolidated Financial Statements.>

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

       Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal and subject to price volatility. Historically, the majority of farm supply products are sold in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer. Summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the nine months and three months ended May 31, 1996 should not be annualized to project a full year's results.

       The information included in these Condensed Consolidated Financial Statements of Farmland reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

       In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed as patronage refunds to members of Farmland. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for persons entitled to receive patronage refunds. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying May 31, 1996 Condensed Consolidated Balance Sheet.


 (2) INVENTORIES

       Major components of inventories at August 31, 1995 and May 31, 1996 are as follows:

                                                                     August 31             May 31
                                                                        1995                1996

                                                                         (Amounts in Thousands)
       Finished and in-process products............................$       682,801    $        706,861
       Materials...................................................         39,399              60,023
       Supplies....................................................         50,328              51,275


                                                                   $       772,528    $        818,159





           Grain inventories are valued at market adjusted for the net unrealized gains or losses on open grain contracts. Crude oil, refined petroleum products, cattle and beef by-products are valued at the lower of last-in, first-out (LIFO) cost or market. Other inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Supplies are valued at cost.

           In applying the lower of cost or market valuation method in the case of petroleum LIFO inventory, the general practice is modified to conform to the integral view of interim financial statements. Accordingly, at an interim period-end, a seasonal market value decline below cost of LIFO inventories which is reasonably expected to be restored by year-end is not recognized in interim results of operations since no loss is expected to be incurred in the annual period. At May 31, 1996, the carrying values of crude oil and refined petroleum inventories stated under the LIFO method were $92.0 million. If market had been used to value these products, the carrying values of inventories at May 31, 1996 would have been higher by $5.9 million.


(3)  CONTINGENCIES

  (A)  TAX LITIGATION

       In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

       On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as patronage income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that, among other things, Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million from dispositions of certain other assets.

       On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.

       If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $201.2 million before tax benefits of the interest deduction, through May 31, 1996), or $287.0 million in the aggregate as of May 31, 1996. Such a decision would also affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus applicable statutory interest thereon. The asserted liabilities would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

        The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's new Credit Agreement (the "Agreement"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had the obligation ($287.0 million) related to such unresolved issues been due and payable on May 31, 1996, Farmland's borrowing capacity under the Agreement would have been adequate to finance the liability. However, Farmland's capacity to finance such an adverse decision with borrowings under the Agreement will depend on the financial effects of future operating events on its ability to satisfy the financial covenants in the Agreement.

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

       The Company currently is aware of probable obligations for environmental matters at 38 properties. At May 31, 1996, the Company has made an environmental accrual of $18.9 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

       The Company's actual final costs of addressing certain other environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management also is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at May 31, 1996. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $19.7 million.

       Under the Resource Conservation Recovery Act of 1976 ("RCRA"), the Company has five closure and five post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made. Such closure and post-closure costs are estimated to be $5.2 million at May 31, 1996 (which is in addition to the $18.9 million accrual and the $19.7 million discussed in the prior paragraphs).

       The Company is currently involved in three administrative proceedings brought by Region VII of the Environmental Protection Agency (''EPA'') with respect to alleged violations under the Clean Air Act, the Emergency Planning and Community Right-to-Know Act and RCRA at the Coffeyville, Kansas refinery. The Company is currently negotiating with the EPA concerning these matters and believes that such negotiations may result in compromise settlements, including the possible implementation of a Supplemental Environmental Project. Absent such settlement, the Company may contest the EPA's allegations. Management's estimate of probable civil fines and penalties for these three proceedings has been included in the environmental accrual discussed above. See "Legal Proceedings", contained in the Company's Annual Report on Form 10-K for the year ended August 31, 1995 ("1995 Form 10-K").

 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

       Summarized financial information of investees accounted for by the equity method for the nine months ended May 31, 1995 and May 31, 1996 is as follows:

                                                                       May 31              May 31
                                                                        1995                1996

                                                                         (Amounts in Thousands)

       Net sales....................................................$      888,028    $       866,169


       Net income ..................................................$       44,512    $        68,440


       Farmland's equity in net income .............................$       22,410    $        34,159




  The Company's investments accounted for by the equity method consist principally of 50% equity interests in two phosphate fertilizer manufacturing ventures (Farmland Hydro, L.P. and SF Phosphates Limited Company) and, through March 31, 1995, a 50% interest in Hyplains Beef, L.C. ("Hyplains") (such interest having been contributed by the Company to National Beef Packing Company, L.P. ("NBPC"), a majority-owned subsidiary, for an additional 10% ownership interest in NBPC).


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its debt securities (the ''continuous debt program'') and bank lines of credit.

     The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding subordinated debt certificates. During the nine months ended May 31, 1996, the outstanding balance of demand loan and subordinated debt certificates increased $25.5 million.

        In May 1996, Farmland entered into a five year Credit Agreement (the "Agreement") with various participating banks. This Agreement provides a $1.1 billion facility, subject to compliance with financial covenants as set forth in the Agreement, consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.

        Farmland pays commitment fees under the Agreement of 1/10 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with the Agreement's financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined therein. The Company and the bank participants annually renew the short-term credit portion of the Agreement. The next renewal date is in May 1997.

        At May 31, 1996, under the Agreement the Company had short-term borrowings of $385.3 million, long-term borrowings of $80.0 million and $44.4 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks. As of May 31, 1996, under the short-term credit the Company had capacity to finance additional working capital of $253.5 million and under the long-term credit the Company had capacity to borrow up to an additional $291.5 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at May 31, 1996, $18.0 million was borrowed.

     NBPC maintains a $90.0 million borrowing agreement with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10 million). At May 31, 1996, NBPC had borrowed $52.0 million and $1.0 million was utilized to support letters of credit. In addition, NBPC has certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     Tradigrain, which is comprised of seven international grain trading subsidiaries of Farmland, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At May 31, 1996, such short-term borrowing by Tradigrain totaled $109.2 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

     Leveraged leasing has been used to finance railcars and a substantial portion of the Company's fertilizer production equipment.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, additional financing arrangements are continuously evaluated.

     Major uses of cash during the nine months ended May 31, 1996 include:
$176.0 million for capital expenditures and acquisition of pork processing businesses; $32.7 million for patronage refunds and dividends distributed from income of the 1995 fiscal year; and $27.4 million for the redemption of equities under the Farmland base capital plan and for other allocated equity redemptions. Major sources of cash include: $100.9 million from operations and $128.3 million in net proceeds from bank loans, subordinated debt and other debt sources.

     In 1993, the IRS issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS

GENERAL

     Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal and subject to price volatility. Historically, the majority of farm supply products are sold in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer. Summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the nine months and three months ended May 31, 1996 should not be annualized to project a full year's results.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MAY 31, 1996 COMPARED TO NINE MONTHS ENDED MAY 31, 1995

SALES

     Sales for the nine months ended May 31, 1996 increased $1.7 billion, or 31.9%, compared with the prior period principally owing to increased sales of agricultural output products ($1.4 billion) and farm production input products ($285 million).

     Sales of the food processing and marketing business increased $372 million, or 19.1%, vis-a-vis the prior period. Pork sales increased $129 million principally owing to higher unit prices partially offset by lower unit sales. Beef sales increased $244 million owing principally to the March 31, 1995 NBPC acquisition of the Hyplains beef plant.
     Grain sales increased $1.0 billion, or 76.0%, over the prior period principally owing to a 37.0% increase in units sold combined with increased grain prices.

     Sales of crop production, feed and petroleum products increased
$109.0 million, or 12.3%,  $70 million, or 19.4%, and $105 million, or 16.1%, respectively, as each of the segments had increased  unit sales and prices.


NET INCOME

     Net income for the nine months ended May 31, 1996 decreased $15.1 million compared with the prior period principally owing to: lower operating income in pork processing and marketing; a net operating loss in grain; and increased general corporate expenses. The impact of these decreases on net operating income was partially offset by increased operating income in the Company's crop production, petroleum and beef processing and marketing businesses .

     Operating income of the Company's crop production business, combined with the Company's equity in net income of crop production investees, increased $24.2 million ($7.6 million and $16.6 million, respectively) over the prior period, primarily as a result of increased unit sales and higher prices.

     Operating income of the food processing and marketing business decreased $10.9 million from the prior period principally owing to decreased pork margins partially offset by increased beef margins.

     Grain had an operating loss of $9.8 million for the nine months ended May 31, 1996 compared with an operating profit of $5.9 million for the nine months ended May 31, 1995. The operating loss was principally attributable to drought conditions in certain major wheat producing regions of the United States which resulted in both shortages of and significantly higher prices for wheat and feed grains.

     Petroleum had operating income of $0.3 million compared with $9.7 million operating loss in the prior period. This was principally the result of improved unit sales and margin improvements that resulted from increased production capacity at the Company's refinery.

     Selling, general and administrative ("SG&A") expenses increased $35.4 million over the prior period principally owing to acquisition of pork and beef processing plants and to higher sales promotion, variable incentive, and information system installation expenses.

     The estimated effective tax rate, based on the Company's estimate of the full year's tax rate, increased to 21.3% from 17.0% in the prior period principally owing to the availability of tax credits in the prior period. The actual effective tax rate may be subject to subsequent refinement or revision.

     The level of operating income in the crop production and food processing and marketing businesses are, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients and live hogs and cattle in the food processing and marketing business). These price and cost factors are beyond the control of the Company's management and are volatile. Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. The Company's cash flow and income may be volatile as conditions affecting agriculture and the costs and markets for the Company's products change.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MAY 31, 1996 COMPARED TO THREE MONTHS ENDED MAY 31, 1995

SALES

     Sales for the three months ended May 31, 1996 increased $651.7 million, or 32.3%, over the prior period owing principally to increased sales of agricultural output and petroleum products. Third quarter sales increased because of the factors discussed in the nine months comparison.


NET INCOME

     Net income for the period was $48.8 million compared with $60.9 million in the prior year principally owing to the grain operating loss as discussed above in the nine months comparison.


RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of," ("Statement 121") was issued by the Financial Accounting Standards Board in March 1995 and is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management expects that the adoption of Statement 121 will not have a significant impact on the Company's Consolidated Financial Statements.

                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.
(A)  EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended May 31, 1996.

        Exhibit No.                         Description of Exhibits


        4.(ii)C Credit Agreement dated May 15, 1996 between Farmland Industries, Inc. and various banks

         27         Financial Data Schedule

(B)  NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED MAY 31, 1996.



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

Date:   July 15, 1996