Form 10-K
period 1996-08-31
FARMLAND INDUSTRIES INC
filed 1996-11-27
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended  AUGUST 31, 1996

                                     OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 2-60372

                         FARMLAND INDUSTRIES, INC.
           (Exact Name of Registrant as Specified in Its Charter)
KANSAS                                                           44-0209330
(State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)

3315 NORTH FARMLAND TRAFFICWAY, KANSAS CITY, MISSOURI            64116-0005
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Farmland Industries, Inc. is a cooperative. Its voting stock can only be held by its members. No public market for voting stock of Farmland Industries, Inc. is established and it is unlikely, in the foreseeable future, that a public market for such voting stock will develop.

Documents incorporated by reference:    None


                                     PART I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

                                  THE COMPANY

     Farmland is an agricultural farm supply and processing and marketing cooperative headquartered in Kansas City, Missouri that is primarily owned by its members and operates on a cooperative basis. Founded originally in 1929, Farmland has grown from revenues of $310,000 during its first year of operation to over $9.7 billion during 1996. Members are entitled to receive patronage refunds distributed by Farmland from its member-sourced annual net earnings. Unless the context otherwise requires, the term "member" herein means (i) any voting member, (ii) any associate member, or (iii) any other person with which Farmland is a party to a currently effective patronage refund agreement (a "patron"). See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings" included herein.

     Farmland was formally incorporated in Kansas in 1931. Its principal executive offices are at 3315 North Farmland Trafficway, Kansas City, Missouri 64116 (telephone 816-459-6000). Unless the context requires otherwise, (i) "Farmland" or the "Company" herein refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references herein to "year" or "years" are to fiscal years ended August 31, (iii) all references herein to "tons" are to United States short tons.


MEMBERSHIP

      Membership requirements are determined by Farmland's Articles of Incorporation and the Board of Directors of Farmland (the ''Board of Directors'').

   VOTING MEMBERS

      As of August 31, 1996, Farmland's requirements for voting membership were as follows: the voting member must (1) own a minimum of $1,000 of Farmland's common stock; and (2) transact business with Farmland on a patronage basis; and
(3) not be a significant direct competitor with Farmland in any of Farmland's major business lines; and (4) (a) be a natural person, a family farm corporation or a family farm partnership that (i) derives a majority of earned income from a farming operation (excluding any earned income of a spouse from other sources) and (ii) is a vendor of livestock to Farmland and/or a contract producer of livestock for Farmland; or (b) be an association of producers of agricultural products that (i) is organized and conducts business on a cooperative basis;
(ii) distributes its earnings based on patronage; and (iii) is controlled directly by its voting producer members.

   ASSOCIATE MEMBERS

      To qualify for associate membership in Farmland, all of the following
conditions must be met:   the associate member must (1) own a minimum of $1,000
of Farmland's associate member common stock; and (2) not be a significant direct competitor of Farmland in any of the business line(s) in which the associate member expects to conduct patronage business with Farmland; and (3)(a) be a natural person, a family farm corporation, or a family farm partnership that (i) derives a majority of earned income from a farming operation (excluding any earned income of a spouse from other sources) and (ii) is a vendor of livestock to Farmland and/or a contract producer of livestock for Farmland; or (b) be an association conducting business on a cooperative basis; or (c) be a business entity owned 100%, directly or indirectly, by Farmland or its members or associate members; or (d) be a hog-and/or cattle-feeding business entity that agrees to provide Farmland with the information it needs to pass on patronage refunds from Farmland's hog- and/or cattle-marketing operations to those agricultural producer-members of Farmland who have conducted business with the entity.

   PATRONAGE AGREEMENTS WITH PATRONS

      All existing patronage agreements with patrons will remain in force until such time as either (a) the patron has been inactive with Farmland during any single fiscal year; or (b) the patronage agreement is canceled by mutual consent. No new patronage agreements will be authorized without prior approval by the Board of Directors.

      As of August 31, 1996, Farmland's membership, associate membership and patrons eligible for patronage refunds consisted of approximately 1,800 cooperative associations of farmers and ranchers and 11,800 pork or beef producers or associations of such producers. See ''Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings''. included herein

      In the event the Board of Directors of Farmland shall determine that any holder of the common stock or associate member common stock of Farmland does not meet the qualifications as may be established by the Board of Directors for holders thereof, such person shall have no rights or privileges on account of such common stock to vote for director(s) or to vote on the management or affairs of Farmland, and Farmland shall have the right, at its option, (a) to purchase such common stock at its book or par value, whichever is less, as determined by the Board of Directors, or (b) in exchange for such common stock or associate member common stock to issue or record on the books of Farmland capital credits in an equivalent amount. On the failure of any holder, following any demand by Farmland therefor, to deliver the certificate or certificates evidencing any common stock or associate member common stock, Farmland may cancel the same on its books and issue or record on the books of Farmland an equivalent amount of capital credits in lieu thereof.

                                    BUSINESS

GENERAL

      The Company is one of the largest cooperatives in the United States in terms of revenues. In 1996, Farmland had exports to approximately 70 countries, and derived approximately 42% of its grain revenues from export sales. Substantially all of the Company's foreign grain sales are paid in U.S. Dollars.

      The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

      The Company's farm supply operations consist of three principal product divisions: petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, by-products of petroleum refining and car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen-, phosphate- and potash-based fertilizers ("plant nutrients"), and, through the Company's ownership in WILFARM (a 50%-owned venture formed in 1995) ("WILFARM"), a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. Over 50% of the Company's farm supply products sold in 1996 was produced in plants owned by the Company or operated by the Company under long-term lease arrangements. Approximately 60% of the Company's farm supply products sold in 1996 were sold at wholesale to farm cooperative associations which are members of Farmland. These farm cooperatives distribute products primarily to farmers and ranchers in states which comprise the corn belt and the wheat belt and who utilize the products in the production of farm crops and livestock.

      On the output side, the Company's operations include the processing of pork and beef, the marketing of fresh pork, processed pork and fresh beef and the storage, marketing and processing of grain. In 1996, approximately 66% of the hogs processed, 14% of the beef cattle processed and 45% of the grain marketed by the Company were supplied to the Company by its members. Substantially all of the Company's pork and beef products sold in 1996 were processed in plants owned by the Company.

      No material part of the business of any segment of the Company is dependent on a single customer or a few customers. Financial information about the Company's industry segments is presented in Note 12 of the Notes to Consolidated Financial Statements included herein.

      The principal businesses of the Company are highly seasonal.
Historically, the majority of sales of farm supply products occur in the spring. Revenues in the beef business and in grain marketing historically have been concentrated in the summer, and summer is the lowest sales period for pork products.

      The Company competes for market share with numerous participants with various levels of vertical integration, product and geographical diversification, sizes and types of operations. In the petroleum industry, competitors include major oil companies, independent refiners, other cooperatives and product brokers. Competitors in the crop production industry include global producers (some of which are cooperatives) of nitrogen and phosphate fertilizers and product importers and brokers. The feed, pork and beef industries are comprised of a large variety of competitive participants. BUSINESS RISK FACTORS

   INCOME TAX MATTERS

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

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $209.2 million, before tax benefits of the interest deduction, through August 31, 1996), or $295.0 million in the aggregate at August 31, 1996. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $6.6 million), or $11.6 million in the aggregate at August 31, 1996. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

     The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Credit Agreement (the "Agreement"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1996, Farmland's borrowing capacity under the Agreement was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources" included herein.

   GENERAL FACTORS AFFECTING THE BUSINESS

     The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports and other factors. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the amount of fertilizer and other chemical applications that they use. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for the Company's products change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for Years Ended August 31, 1994, 1995 and 1996" and "Business and Properties - Business - Petroleum - Raw Materials" and" - Crop Production - Raw Materials" included herein.

   LIMITED ACCESS TO EQUITY CAPITAL MARKETS

     As a cooperative, the Company cannot sell its common equity to traditional public or private markets. Instead, equity is raised largely from cooperative voting members, associate members and patrons. Farmland's equity results from payment of the noncash portion of patronage refunds with common stock, associate member common stock and capital credits and from net income on transactions with nonmembers (retained earnings). See ''Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings'' and '' - Equity Redemption Plans" included herein.

   ENVIRONMENTAL MATTERS

     The Company is subject to various stringent federal, state and local environmental laws and regulations in the United States which regulate the Company's petroleum operations, farm supply manufacturing and distribution operations, its food processing and marketing operations and its grain marketing operations, or which may impose liability for the cleanup of environmental contamination. The Company has incurred and will continue to incur substantial capital expenditures and operating costs related to these laws and regulations. The Company cannot, however, predict the impact of new or amended laws or regulations, nor can it predict with certainty how existing laws and regulations will be enforced or interpreted. See ''Business and Properties - Business - Matters Involving the Environment'' included herein.

     Many of the Company's current and former facilities have been in operation for many years and, over such time, the Company and other predecessor operators of such facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws. As a result of such operations, the soil and groundwater at or under certain of the Company's current and former facilities have been contaminated. Material expenditures may be required by the Company in the future to remediate contamination from past or future releases of hazardous substances or wastes.

     The Company wholly or jointly owns or operates 34 grain elevators and 58 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. The Company also has been identified as a potentially responsible party (a ''PRP'') under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owner or operator of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property.
The Company is investigating or remediating contamination at 28 properties. During 1994, 1995 and 1996, the Company paid approximately $1.4 million,
$3.2 million and $1.8 million, respectively, for environmental investigation and remediation.

     The Company currently is aware of probable obligations for environmental matters at 39 properties. As of August 31, 1996, the Company has an environmental accrual in its Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated property of $18.9 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

     The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at August 31, 1996. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $20.6 million. See "Business and Properties - Business - Matters Involving the Environment" included herein.


PETROLEUM

   MARKETING

      The principal product of this business segment is refined fuels. Approximately 58% of refined fuels products sold in 1996 resulted from transactions with Farmland's members. The balance of the Company's refined fuels products sales were principally to retailing chains in urban areas. Other petroleum products include lube oil, grease, by-products of petroleum refining and car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of the Company's consolidated sales for 1994, 1995 and 1996 were 13%, 12% and 11%, respectively.

      Competitive methods in the petroleum industry include service, product quality and prices. However, in refined fuel markets, price competition is most dominant. Many participants in the industry engage in one or more of the industry's processes (oil production and transportation, refining, wholesale distribution and retailing). The Company participates in the industry primarily as a mid-continent refiner and as a wholesale distributor of petroleum products.

   PRODUCTION

      The Company owns a refinery at Coffeyville, Kansas. Production volume for 1994, 1995 and 1996 was as follows:

                          Barrels of Crude Oil Processed
                                   Daily Average
                            Based on 365 Days per year
                        1994            1995            1996

                                     (barrels)
Coffeyville, Kansas    63,872          66,367          64,276

      The Coffeyville refinery produced approximately 25 million barrels of motor fuels, heating fuels and other petroleum products in 1994, 26 million barrels in 1995, and 25 million barrels in 1996. Production at the refinery reflects a decrease in 1996 compared with 1995 primarily because production was suspended for 35 days for scheduled maintenance during that year. Approximately 65% of petroleum product sales in 1996 represented products produced at this location.

      In July 1994, the Company acquired a mothballed refinery in Texas for reassembly at the Coffeyville refinery site. Reassembly was completed during the fourth quarter of 1996 which expanded crude oil processing capacity to 95,000 barrels per day.

   RAW MATERIALS

      Farmland's refinery at Coffeyville, Kansas presently is designed to process high quality crude oil with low sulfur content ("sweet crude"). Competition for sweet crude and declining production in proximity of the refinery has increased its cost of raw material relative to such cost for coastal refineries with the capacity for processing and access to lower quality crude grades. In 1996, the Company's pipeline/trucking gathering system collected approximately 25% of its crude oil supplies from producers near its refineries. Additional supplies are acquired from diversified sources.

      Modifications to the Coffeyville refinery to increase its capability to process efficiently crude oil streams containing greater amounts of lower quality crude are continuing. In October 1996, Farmland entered into various 20-year agreements with Tessenderlo KERLEY Inc. ("TKI") whereby TKI will build, own and operate a sulfur processing plant at the Coffeyville refinery (the Company anticipates the plant will be completed by the first quarter of 1998). Under the agreements, Farmland will provide high sulfur gas streams to TKI's plant. High sulfur gas streams, a by-product of Farmland's refinery, will be utilized by TKI's plant as a source of feedstock to manufacture sulfur. TKI's facility will have the capacity to process 100 tons sulfur per day. The refinery operations currently include a sour gas stripper and sulfur plant but additional sulfur handling capacity will be required to accommodate any additional expansion of refinery capacity.

      Crude oil is purchased approximately 45 to 60 days in advance of the time the related refined products are to be marketed. Certain of these advance crude oil purchase transactions, as well as fixed price refined products advance sales contracts, are hedged utilizing petroleum futures contracts. See "Business and Properties - Business - Business Risk Factors - General Factors Affecting the Business" included herein.

      During periods of volatile crude oil price changes or in extremely short crude supply conditions, the Company's petroleum operations could be affected to a greater extent than petroleum operations of more vertically integrated competitors with crude oil supplies available from owned producing reserves. In past periods of relatively severe crude oil shortages, various governmental regulations such as price controls and mandatory crude oil allocating programs have been implemented. There can be no assurance as to what, if any, government action would be taken if a crude oil shortage were to develop.


CROP PRODUCTION

   MARKETING

      The Company's crop production business plant nutrients and, through the Company's ownership in WILFARM, a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Sales of the crop production business segment as a percent of consolidated sales for 1994, 1995 and 1996 were 17%, 16% and 14%, respectively.

      Competition in the plant nutrient industry is dominated by price considerations. However, during the spring and fall plant nutrient application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. The Company maintains a significant capital investment in distribution assets and a seasonal investment in inventory to enhance its manufacturing and distribution operations. The Company owns or leases plant nutrient custom dry blending, liquid mixing, storage and distribution facilities at 177 locations throughout its trade territory to conform delivery capacity more closely to customer demands for delivery services.

      The Company's sales of crop production products are primarily at wholesale to local cooperative associations who are members of Farmland. In view of this member/customer relationship, management believes that, with respect to such customers, the Company has a slight competitive advantage.

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

      The Company owns and produces phosphate-based products at one plant and has 50% ownership interests in two ventures which produce phosphate-based products.
      Nitrogen fertilizer production information for 1994, 1995 and 1996 is as follows:

                                Actual Annual Production Anhydrous
                                              Ammonia
  Plant Location                  1994         1995         1996
                                             (tons)
Lawrence, Kansas............     443,000       430,000      431,000
Dodge City, Kansas..........     257,000       276,000      285,000
Fort Dodge, Iowa............     256,000       258,000      263,000
Beatrice, Nebraska..........     277,000       281,000      276,000
Enid, Oklahoma (2 plants)(A)     985,000       998,000    1,005,000
Pollock, Louisiana(A).......     526,000       497,000      508,000

      (A) Leased plants

      Natural gas is the major raw material used in production of synthetic anhydrous ammonia. Synthetic anhydrous ammonia is the basic component of other commercially produced nitrogen-based crop production products including urea, urea ammonium nitrate ("UAN") solutions and other products. The Company produces such value-added nitrogen-based products at four plants. Production of such value-added products from anhydrous ammonia for 1994, 1995 and 1996 was as follows:
                                     Actual Annual Production
  Plant Location                  1994         1995         1996
                                             (tons)
Lawrence, Kansas............     654,000       719,000      710,000
Enid, Oklahoma (2 plants)(A)     433,000       473,000      475,000
Dodge City, Kansas..........     163,000       202,000      187,000
Beatrice, Nebraska..........     162,000       165,000      161,000

     (A) Leased plants

      Ammonia also is used to react with phosphoric acid to produce phosphoric acid products such as liquid mixed fertilizer, diammonium phosphate and monoammonium phosphate.

      The Company owns land in Florida which contains an estimated 40 million tons of phosphate rock and a phosphate chemical plant located in Joplin, Missouri. The Joplin plant produces ammonium phosphate which is combined in varying ratios with muriate of potash to produce 12 different fertilizer grade products. In addition, feed grade phosphate (dicalcium phosphate) is produced at this facility.

      Production at the Joplin plant for 1994, 1995 and 1996 was as follows:

                                     Actual Annual Production
                                  1994         1995         1996
                                             (tons)
Ammonium Phosphate...........     75,000        64,000       65,000
Feed Grade Phosphate.........    157,000       159,000      160,000

      The Company and Norsk Hydro a.s. are each 50% owners of a joint venture, Farmland Hydro, L.P. ("Hydro"), which is a manufacturer of phosphate fertilizer products for distribution principally to international markets. Hydro operates a phosphate plant at Green Bay, Florida and owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 40 million tons of phosphate rock. The Company provides management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. Hydro's plant produces phosphoric acid products such as super acid, diammonium phosphate and monoammonium phosphate. Annual production in tons of such products for 1994, 1995 and 1996 was 1,437,000, 1,471,000 and 1,494,000, respectively. The phosphate rock required to operate Hydro's plant is presently purchased from outside suppliers and adequate supplies of sulfur are available from several producers.

      Plans for development of the phosphate reserves owned by the Company and Hydro have not been established in view of the availability of adequate supplies of phosphate rock from alternative sources.

      The Company and J.R. Simplot Company are each 50% owners of a joint venture, SF Phosphates Limited Company ("SF Phosphates"), which operates a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super acid with annual production in tons for 1994, 1995 and 1996 of 465,000, 451,000 and 506,000, respectively.
Under the joint venture agreement, the Company and J.R. Simplot Company purchase the production of the joint venture in proportion to their ownership. Based on current recovery methods and the levels of plant production in recent years, the Company estimates that the phosphate rock reserves owned by SF Phosphates are adequate to provide the phosphate rock requirements of the plant for approximately 75 years.

      The Company and Mississippi Chemical Company are each 50% owners of a joint venture formed to develop, construct and operate a 1,850 metric ton per day ammonia production facility in The Republic of Trinidad and Tobago. The plant construction is funded by a combination of nonrecourse project financing and equity. The Company expects to fund its equity position in the project (estimated to amount to approximately $67.0 million) from currently available sources of capital. Construction is tentatively scheduled to be completed in 1998. See "Business and Properties - Business - Capital Expenditures and Investments in Ventures" included herein.

   RAW MATERIALS

      Natural gas, the largest single component of nitrogen-based fertilizer production, is purchased directly from natural gas producers. Natural gas purchase contracts are generally market sensitive and contract prices change as the market price for natural gas changes. The Company's management believes that the flexible pricing attributes of its gas supply contracts, without relinquishing rights to long-term supplies, are essential to its competitive position. In addition, the Company has a hedging program which utilizes natural gas futures and options to reduce risks of market price volatility. See "Business and Properties - Business - Business Risk Factors - General Factors Affecting the Business" included herein.

      Natural gas is delivered to the Company's facilities under pipeline transportation service agreements which have been negotiated with each plant's delivering pipeline. Natural gas delivery to the plants could be curtailed under regulations of the Federal Energy Regulatory Commission if a delivering pipeline's capacity was required to serve priority users such as residences, hospitals and schools. In such case, production could be curtailed. No significant production has been lost because of curtailments in pipeline transportation, and no such curtailment is anticipated.

FEED

      Products in the Company's feed line include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements and animal health products. The primary component of feed products is grain and grain by-products, which are generally available in the region in which the company operates.

      This business segment's sales were approximately 8%, 6% and 6% of consolidated sales for the years 1994, 1995 and 1996, respectively. Approximately 56% of the feed business segment's sales in 1996 was attributable to products manufactured in the Company's feed mills. The Company operates feed mixing plants at 22 locations throughout its territory, an animal protein and premix plant located in Eagle Grove, Iowa, a premix plant in Marion, Ohio and a pet food plant in Muncie, Kansas.

      Feed production for 1994, 1995 and 1996 was as follows:

                                  Actual Annual Production
                            1994            1995           1996
                                         (tons)
25 feed mills              1,118,000      1,112,000       1,103,000
(combined)............

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


FOOD PROCESSING AND MARKETING

  PORK

   PROCESSING

      The Company's pork processing and marketing operations are conducted through a 99%-owned subsidiary, Farmland Foods, Inc. ("Foods"), which operates 11 food processing facilities including facilities at Topeka, Kansas, Albert Lea, Minnesota and Dubuque, Iowa which were purchased during 1996. Meat processing facilities at Springfield, Massachusetts, Carey, Ohio, and New Riegel, Ohio produce Italian-style specialty meats and ham products. Plants in Wichita and Topeka, Kansas and Albert Lea, Minnesota process fresh pork into a variety of products including ham, bacon and sausage. Additionally, the Wichita, Kansas facility processes pork, beef and chicken into hot dogs, dry sausage and other luncheon meats. Facilities in Denison, Iowa, Monmouth, Illinois, Dubuque, Iowa and Crete, Nebraska function as pork abattoirs and have additional capabilities for processing pork into bacon, ham and smoked meats. These facilities also process fresh pork into primal cuts for additional processing into fabricated meats which are sold to commercial users and to retail grocery chains, as well as case-ready and label-branded cuts for retail distribution. The plant located in Carroll, Iowa is primarily a packaging facility for canned or cook-in-bag products.

      Production for 1994, 1995 and 1996 is as follows:


                                     Actual Weekly Production
                                  1994         1995         1996
                                            (pounds)
Crete, Nebraska..............  2,800,000     3,100,000    3,300,000
Denison, Iowa................  2,700,000     2,800,000    2,700,000
Wichita, Kansas..............  1,900,000     2,200,000    2,600,000
Monmouth, Illinois...........  1,400,000     1,900,000    1,900,000
Carroll, Iowa................  1,100,000     1,400,000    1,200,000
Springfield, Massachusetts...    750,000       725,000      782,619
Carey/New Riegel, Ohio.......    275,000       425,000      434,996
Dubuque, Iowa(A).............     n/a          n/a        1,200,000
Albert Lea, Minnesota (A)....     n/a          n/a        1,300,000
Topeka, Kansas (a) ..........     n/a          n/a          810,000



    (A) Actual weekly averages since acquisition of the plant by the Company.

                                  Actual Weekly Head Slaughtered
                                  1994         1995         1996

Crete, Nebraska..............     46,000        46,000       43,000
Denison, Iowa................     40,000        41,000       37,000
Monmouth, Illinois...........     27,000        33,000       31,000


     MARKETING

      The Company's products include fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs, and packing house by-products. These products are marketed under a variety of brand names including: Farmland, Farmstead, OhSe, Maple River, Carando, Roegelein, Regal and Marco Polo.
Product distribution is through national and regional retail food chains, food service accounts, distributors and through international marketing brokers.

      Pork marketing is a highly competitive industry with many suppliers of fresh and processed pork products competing for shelf space in retail food stores. Other meat products such as beef, poultry and fish also compete directly with pork products. Competitive methods in this segment include price, product quality, product differentiation and customer service.


BEEF

   PROCESSING

      The Company's beef processing and marketing operations are conducted through National Beef Packing Company, L.P. ("NBPC"), which was formed in April 1993, and at September 1, 1996, was 75%-owned by Farmland. The processing facilities for these beef operations are located in Liberal, Kansas and Dodge City, Kansas. These facilities function as beef abattoirs and process fresh beef into primal cuts for additional processing into fabricated or boxed beef. During 1994, 1995 and 1996, the two plants slaughtered an aggregate of 1.7 million, 1.9 million and 2.1 million cattle, respectively.

   MARKETING

      Products in the Company's beef processing and marketing operations include fresh beef, boxed beef and packing house by-products. Product distribution is through national and regional retail and food service customers as well as under
the Farmland Black Angus Beef label.   In addition, certain beef products are
distributed in international markets.

      Beef marketing is a highly competitive industry with many suppliers of fresh and boxed beef. Other meat products such as pork, poultry and fish also compete directly with beef products. Competitive methods in this industry include price, product quality and customer service.


GRAIN

   MARKETING

      The Company markets wheat, milo, corn, soybeans, barley and oats, with corn and wheat constituting the majority of the marketing business. The Company purchases grain from members and nonmembers located in the Midwestern part of the United States. Once the grain is purchased, the Company assumes all risks related to selling such grain. Since grain is a commodity, the pricing of grain in the United States is principally conducted through bids based on the commodity futures markets.

      The Company is exposed to risk of loss in the market value of its grain inventory and fixed price purchase contracts if grain market prices decrease, and is exposed to loss on its fixed price sales contracts if grain market prices increase. To reduce the price change risk associated with holding positions in grain, the Company takes opposite and offsetting positions by entering into grain commodity futures contracts. Such contracts have terms of up to one year. The Company's strategy is to maintain hedged positions on as close to 100% of its position in grain as is possible. During 1994, 1995 and 1996, the Company maintained hedges on approximately 95.3%, 97.9% and 94.8%, respectively, of its grain positions. Based on total assets at the beginning and end of 1996, the average market value of grain positions not hedged during the year amounted to less than 1% of the Company's average total assets. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain.

      In 1996, approximately 42% of grain revenues were from export sales or sales to domestic customers for export. In 1994 and 1995, export sales or sales to domestic customers for export accounted for approximately 37% and 47%, respectively, of consolidated grain revenues. Export-related sales are subject to international political upheavals and changes in other countries' trade policies which are not within the control of the United States or the Company. Foreign sales of grain generally are paid in U.S. Dollars.

      Heartland Wheat Growers, L.P. (79%-owned by Farmland and 21%-owned by five cooperative members of Farmland), which processes wheat into gluten for use primarily in commercial baking and pet food markets and starch for numerous industrial purposes, started commercial operations during May 1996. The plant has capacity to process 4.3 million bushels of wheat annually; actual production for 1996 was approximately 0.6 million bushels of wheat.

   PROPERTY

      The Company owns or leases 33 inland elevators and one export elevator in North America with a total capacity of approximately 179.2 million bushels of grain, six of which elevators (with an aggregate capacity of 55.5 million bushels of grain) are temporarily closed due to current demand for grain holding and storage facilities.

   TRADIGRAIN

      Eight international grain trading subsidiaries of Farmland (collectively referred to as "Tradigrain") import, export and ship all major grains from the major producing countries to final consumers which are either governmental entities, private companies or other major grain companies.

      Tradigrain's purchases of grain are made on a cash basis against presentation of documents. Its sales of grain are mostly done against confirmed letters of credit at sight or on 180/360 days deferred basis. For purposes of the Company's Consolidated Financial Statements, on Tradigrain transactions, the Company recognizes as revenues net margin on grain merchandised rather than the gross value of such products merchandised.


RESEARCH

     The Company operates a research and development farm near Bonner Springs, Kansas where many aspects of animal nutrition are studied. The research is directed toward improving the nutrition, breeding and feeding practices of livestock and pets.

     Expenditures related to Company-sponsored product research and process improvements amounted to $2.7 million, $2.3 million and $2.4 million for 1994, 1995 and 1996, respectively.

CAPITAL EXPENDITURES AND INVESTMENTS IN VENTURES

     In 1996, the Company made capital expenditures and investments in ventures totaling $233.5 million. See "Business and Properties - Business - Petroleum", " - Crop Production", " - Feed"," - Food Processing and Marketing" and " - Grain" included herein.

     The Company plans expenditures for capital additions, improvements and investments in ventures of an aggregate of approximately $278.3 million during the years 1997 and 1998 (of which $61.0 million was committed as of August 31, 1996) as described in the following paragraphs. Of this amount, the Company plans expenditures of $248.6 million for capital additions and improvements and $29.7 million for investments in ventures.

     Capital expenditures and investments planned for the crop production business segment total approximately $127.7 million and include: an investment in a 50%-owned venture organized to construct and operate an anhydrous ammonia plant in The Republic of Trinidad and Tobago, construction of a 525,000 ton per year UAN facility in Ft. Dodge, Iowa and expenditures for operating efficiencies, environmental and safety issues and for operating necessities or betterments.

     Capital expenditures and investments planned for the feed business segment total approximately $11.5 million for feed mill efficiencies, operating necessities and replacements.

     Capital expenditures and investments planned for the petroleum business segment total approximately $39.4 million and are for operating necessities, increased operating efficiency and for environmental and safety issues.

     Capital expenditures and investments of approximately $72.8 million are planned for the food processing and marketing business segment. These expenditures are primarily for operating necessities and improvements.

     Capital expenditures and investments of approximately $6.3 million planned for the grain business segment are mainly for expansion and replacements.

     Capital expenditures and investments of approximately $20.6 million are planned for the other operations and corporate groups. These expenditures include upgrades of management information services. The remaining expenditures are planned for operating necessities and improvements.

     The Company intends to fund its capital program with cash from operations or through borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" included herein.


MATTERS INVOLVING THE ENVIRONMENT

     The Company is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, as the Company uses hazardous substances and generates hazardous wastes in the ordinary course of its manufacturing processes. The Company recognizes liabilities related to remediation of contaminated properties when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of the Company's share of costs attributable to potentially responsible parties (''PRPs'') which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

     The Company wholly or jointly owns or operates 34 grain elevators and 58 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. The Company also has been identified as a PRP under CERCLA at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of, or arranged for the disposal of hazardous substance found at the property. The Company is investigating or remediating contamination at 28 properties under CERCLA and/or the state and federal hazardous waste management laws. During 1994, 1995 and 1996, the Company paid approximately $1.4 million, $3.2 million and $1.8 million, respectively, for environmental investigation and remediation.

     The Company currently is aware of probable obligations for environmental matters at 39 properties. As of August 31, 1996, the Company has an environmental accrual in its Consolidated Balance Sheet for probable and reasonably estimated cost for remediation of contaminated property of $18.9 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

     The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at August 31, 1996. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $20.6 million.

     Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has four closure and four post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.2 million at August 31, 1996 (and is in addition to the $20.6 million discussed in the prior paragraph). Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made.

     The Company and the Environmental Protection Agency (''EPA'') reached an agreement to settle three proceedings brought by Region VII of the EPA with respect to alleged violations under the Clean Air Act, the Emergency Planning and Community Right-to-Know Act and RCRA at the Coffeyville refinery. The major terms of the settlement are: (1) the Company does not acknowledge liability or fault; (2) the Company will spend approximately $4.3 million to implement Supplemental Environmental Projects; and (3) the Company will pay penalties of approximately $1.5 million. The penalties have been included in the Company's August 31, 1996 environmental accrual of $18.9 million.

     Protection of the environment requires the Company to incur expenditures for equipment or processes, which expenditures may impact the Company's future net income. However, the Company does not anticipate that its competitive position will be adversely affected by such expenditures or by laws and regulations enacted to protect the environment. Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1994, 1995 and 1996, the Company had capital expenditures of approximately $2.6 million, $4.7 million and $10.7 million, respectively, to prevent future discharges into the environment. The majority of such expenditures were for improvements at the Coffeyville refinery. Management believes the Company currently is in substantial compliance with existing environmental rules and regulations.


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

     Certain policies may be implemented from time to time by the United States Department of Agriculture, the Department of Energy or other governmental agencies which may impact the demands of farmers and ranchers for the Company's products or which may impact the methods by which certain of the Company's operations are conducted. Such policies may impact the Company's farm supply and food processing and marketing operations.

      The Federal Agriculture Improvement and Reform Act of 1996 ("FAIR") represents the most significant change in government farm programs in more than 60 years. FAIR greatly accelerates the trend toward greater market orientation and reduced Government influence on the agricultural sector. As a result, the Company expects the number of acres under cultivation to increase. This increase could favorably impact demand of producers for the Company's plant nutrients and crop protection products and fuels. Whether demand for the Company's products is favorably impacted depends in a large part on whether U.S. agriculture becomes more competitive in world markets as this industry moves toward greater market orientation, the extent which governmental actions expand international trade agreements and whether markets access opportunities for U.S. agriculture is increased.

     Management is not aware of any newly implemented or pending policies, other than as discussed above, having a significant impact or which may have a significant impact on operations of the Company.


EMPLOYEE RELATIONS

     At August 31, 1996, the Company had approximately 14,700 employees. Approximately 50% of the Company's employees were represented by unions having national affiliations. The Company considers its relationship with employees to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on the Company's operating results. Current labor contracts expire on various dates through February 1999.


PATRONAGE REFUNDS AND DISTRIBUTION OF ANNUAL EARNINGS

      For purposes of this section, (1) annual earnings for 1994 and earlier years means earnings before income taxes determined in accordance with federal income tax law, and (2) annual earnings for 1995 and after means earnings before income taxes determined in accordance with generally accepted accounting principles.

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland returns the member-sourced portion of its annual net earnings to its members as a patronage refund. Member-sourced earnings are the earnings attributed to transactions with members. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid.

      Generally, the members receive a portion of the annual patronage refund in cash and, for the balance of the patronage refund (the "non-cash portion"), the members receive Farmland common shares, associate member common shares or capital credits (the equity type received is determined by the membership status). The non-cash portion of the patronage refund is determined annually by the Board of Directors. The annual patronage refund is returned to members as soon as practical after the end of each fiscal year. The Internal Revenue Code of 1986, as amended, allows a cooperative to deduct from its taxable income the total amount of the patronage refunds returned, provided that not less than 20% of the total patronage refund returned is cash. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses.

      For the years ended 1994, 1995 and 1996, Farmland returned the following patronage refunds:

              Cash or Cash
               Equivalent        Non-Cash          Total
               Portion of       Portion of       Patronage
               Patronage         Patronage        Refunds
                Refunds           Refunds
                         (Amounts in thousands)
1994.........  $   26,552      $    44,032      $   70,584
1995.........  $   33,038      $    61,356      $   94,394
1996.........  $   32,719      $    60,776      $   93,495

     Nonmember-sourced income (earnings attributed to transactions with persons not eligible to receive patronage refunds, i.e. nonmembers) and nonpatronage income or loss (income or loss from activities not directly related to the cooperative marketing or purchasing activities of Farmland) is subject to income taxes computed on the same basis as such taxes are computed on the income or loss of other corporations.

EQUITY REDEMPTION PLANS

     The Equity Redemption Plans described below, namely the Base Capital Plan (as defined below), the estate settlement plan and the special equity redemption plans (collectively, the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are also not binding upon the Board of Directors or the Company, and the Board of Directors reserves the right to redeem, or not redeem, any equities of the Company without regard to whether such action or inaction is in accordance with the Plans. The factors which may be considered by the Board of Directors in determining when, and under what circumstances, the Company may redeem equities include, but are not limited to, the terms of the Company's Base Capital Plan, the Company's results of operations, financial position, cash flow, capital requirements, long-term financial planning needs, income and other tax considerations and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of the Company and thus of its owners will be protected.

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

   ESTATE SETTLEMENT PLAN

      The estate settlement plan provides that equity holdings of deceased natural persons (except for equity purchased and held for less than five years) will be redeemed at par value. This provision is subject to a limitation of $1.0 million in any one fiscal year without further authorization by the Board of Directors for such year.

   SPECIAL EQUITY REDEMPTION PLANS

      From time to time, the Company has redeemed portions of its outstanding equity under various special equity redemption plans. The special equity redemption plans (collectively, the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are also not binding upon the Board of Directors or the Company, and the Board of Directors reserves the right to redeem, or not redeem, any equities of the Company without regard to whether such action or inaction is in accordance compliance with the Plans.

      The special equity redemption plans are designed to return cash to members or former members of Farmland or Foods by a systematic method for redemption of outstanding equity which is not subject to redemption through other Plans, such as the Base Capital Plan or the estate settlement plan. The order in which each type of equity is redeemed is determined by the Board of Directors.

      Presented below are the amounts of equity approved for redemption by the Board of Directors under the Base Capital Plan, the estate settlement plan, special equity redemption plans and redemptions of Foods equities for each of the years in the five-year period ended 1996. Substantially all amounts approved for redemptions are paid in cash in the year following approval.

                Base Capital Plan    Estate Settlement       Special Equity       Total Plan
                   Redemptions        Plan Redemptions        Redemption(A)       Redemptions
                                               (Amounts in Thousands)
1992........... $       6,707          $        234           $     6,755          $    13,696
1993........... $         -0-          $        127           $        12          $       139
1994........... $       8,740          $        126           $     4,108          $    12,974
1995........... $      14,159          $        128           $    13,451          $    27,738
1996........... $      14,024          $        138           $    11,277          $    25,439

(A)  Included in 1995 and 1996 are redemptions of preferred stock.



ITEM 3.   LEGAL PROCEEDINGS

     The Company believes there is no litigation existing or pending against Farmland or any of its subsidiaries that, based on the amounts involved or the defenses available to the Company, would have a material adverse effect on the financial position of the Company except for the pending tax litigation relating to Terra Resources, Inc. ("Terra"), a former subsidiary of the Company, as explained in Note 7 of the Notes to Consolidated Financial Statements. See "Business and Properties - Business - Business Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" included herein.

In accordance with Securities and Exchange Commission regulations, the Company reports that, during the fourth quarter, it resolved (see "Business and Properties - Business - Matters Involving the Environment" included herein) the following civil and administrative proceedings in which violations of environmental laws were alleged and civil penalties in excess of $100,000 were sought.

   1. COFFEYVILLE CERCLA/EPCRA PENALTIES. Administrative complaint issued August 10, 1993, by Region VII of the EPA seeking $350,000 in civil penalties for alleged violations of notification requirements under the CERCLA and the Emergency Planning and Community Right to Know Act.

   2. COFFEYVILLE RCRA DOCKET NO. VII-94-H-0018. Administrative compliant issued August 2, 1994, by Region VII of the EPA seeking $1.4 million in civil penalties for alleged violations of the RCRA and of regulations issued thereunder.

   3. COFFEYVILLE CLEAN AIR ACT CIVIL PENALTY. Federal civil complaint filed August 15, 1996, by the U.S. Department of Justice for alleged violations of the Clean Air Act.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There is no established public market for the common stock, associate member common stock and capital credits of Farmland. The Company believes that it is unlikely that a public market for these equities will develop, in the foreseeable future, for the following reasons:

1.the common stock, associate member common stock and capital credits are nondividend bearing;

2.the right of any holder of common stock, associate member common stock and capital credits to receive patronage refunds (including any cash patronage refunds) from Farmland is dependent on the holder being a voting member, an associate member or a patron. See "Business and Properties - The Company" included herein;

3.the amount of patronage refunds (including any cash patronage refunds) a holder, who is eligible to receive patronage refunds, may receive is dependent on the earnings of Farmland attributable to the quantity or value of business such holder transacts with Farmland and the amount by which the equity of Farmland held by a holder varies from such holder's base capital requirement. See "Business and Properties -
  Business - Patronage Refunds and Distribution of Annual Earnings" included herein; and

4.Farmland intends to redeem its equities in accordance with provisions of the Plans which provisions may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors and which may be amended or otherwise changed at any time by the Board of Directors. See "Business and Properties - Business - Equity Redemption Plans" included herein.

     At August 31, 1996 there are approximately 3,200 holders of common shares, 660 holders of associate member shares, and 10,700 holders of capital credits based on holders of record.



ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 1996 are derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements as of August 31, 1995 and 1996 and for each of the years in the three-year period ended August 31, 1996 (the "Consolidated Financial Statements"), and the independent auditors' report thereon, are included elsewhere herein. The information set forth below should be read in conjunction with information appearing elsewhere herein: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                   Year Ended August 31
                                          1992             1993             1994             1995             1996
                                                           (Amounts in Thousands except ratios)
SUMMARY OF OPERATIONS:(1)(2)
Net Sales........................... $  3,429,307     $  4,722,940     $  6,677,933     $  7,256,869     $  9,788,587
Operating Income of Industry
  Segments..........................      160,912           86,579          154,799          293,381          238,825
Interest Expense....................       27,965           36,764           51,485           53,862           62,445
Income (Loss) From
  Continuing Operations ............       61,046          (30,400)          73,876          162,799          126,418
Net Income (Loss)................... $     62,313     $    (30,400)    $     73,876     $    162,799     $    126,418

DISTRIBUTION OF NET INCOME (LOSS):
Patronage Refunds:
  Allocated Equity.................. $      1,038     $      1,155     $     44,032     $     61,356     $     60,776
  Cash and Cash Equivalents.........       17,918              495           26,580           33,061           32,719
Earned Surplus and Other
  Equities..........................       43,357          (32,050)           3,264           68,382           32,923

                                     $     62,313     $    (30,400)          73,876     $    162,799     $    126,418
BALANCE SHEETS:
Working Capital..................... $    208,629     $    260,519     $    290,704     $    319,513     $    322,050
Property, Plant and
  Equipment, Net....................      446,002          504,378          501,290          592,145          717,224
Total Assets........................    1,526,392        1,719,981        1,926,631        2,185,943        2,568,446
Long-Term Borrowings (excluding
  current maturities)...............      296,297          482,112          506,531          469,718          616,258
Capital Shares and Equities.........      588,129          561,707          585,013          687,287          755,331


[FN]

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources", included herein, for a discussion of the pending income tax litigation relating to Terra, a former subsidiary of the Company.

(2)  Acquisitions and Dispositions:

     (a) In December 1993, the Company acquired all the common stock of seven (subsequently increased to eight) international grain trading companies (collectively referred to as "Tradigrain"). The purchase price for Tradigrain ($31.4 million) was paid in cash. See Note 2 of the Notes to Consolidated Financial Statements included herein.

     (b) During 1993, the Company and partners NBPC. Farmland retained a 58% ownership interest in NBPC by investing $10.5 million in cash. The partnership interest was increased to 68% effective March 31, 1995 and to 75% effective September 1, 1996). On April 15, 1993, NBPC acquired the business of Idle Wild Foods, Inc. ("Idle Wild"), a beef packing plant and feedlot located in Liberal, Kansas. NBPC acquired the assets by assuming liabilities of Idle Wild with a fair value of approximately $130.6 million. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NBPC have been included in the Company's Consolidated Financial Statements from April 15, 1993. The excess of liabilities assumed over the fair value of the net identifiable assets acquired has been recorded as goodwill.

     (c) On August 30, 1993, The Cooperative Finance Association ("CFA") purchased 10,113,000 shares of its voting common stock from Farmland as part of a recapitalization plan which established CFA as an independent finance association for its members. As a result of CFA's stock purchase and amendments to CFA's bylaws, Farmland did not have voting control of CFA at August 31, 1993 and, therefore, did not include CFA in its consolidated balance sheet at August 31, 1993. Farmland's remaining investment in CFA is being accounted for by the cost method.

     (d) Effective June 30, 1992, Farmland acquired substantially all the business and assets of Union Equity Co-Operative Exchange ("Union Equity") in exchange for 2,051,880 shares of Farmland common stock with a par value of $51.3 million and Farmland's assumption of substantially all of Union Equity's liabilities. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Union Equity have been included in the Company's Consolidated Financial Statements from June 30, 1992. The excess of the purchase price over the fair value of the net identifiable assets ($21.0 million) acquired has been recorded as goodwill and is being amortized on a straight-line basis over 25 years.

     (e) The following unaudited financial information for the years ended August 31, 1992 and 1993 present pro forma results of operations of the Company as if the disposition of CFA and the acquisitions of Union Equity and NBPC had occurred at the beginning of each period presented. The pro forma financial information includes adjustments for amortization of goodwill, additional depreciation expense, and increased interest expense both on recourse and nonrecourse debt assumed in the acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company been a single entity which excluded CFA and included Union Equity and NBPC for the full years 1992 and 1993.

                                           August 31 (Unaudited)
                                           1992           1993

                                         (Amounts in Thousands)

Net Sales............................  $  5,441,303   $  5,357,867
Income (Loss) Before Extraordinary
   Item................................$     47,225   $    (44,040)





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the "continuous debt program") and bank lines of credit.

     The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding debt certificates. During the year ended August 31, 1996, the outstanding balance of demand certificates increased by $26.6 million and the outstanding balance of subordinated debt certificates increased by $24.1 million.

     In May 1996, Farmland entered into a five year Credit Agreement (the "Agreement") with various participating banks. The Agreement provides a $1.1 billion facility, subject to compliance with financial covenants as set forth in the Agreement, consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.

     Farmland pays commitment fees under the Agreement equal to 1/10 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with the Agreement's financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined therein. The short-term credit provisions of the Agreement are subject to review and renewal annually by the lenders and the Company. The next renewal date is in May 1997. The Agreement matures in May 2001.

     At August 31, 1996, under the Agreement the Company had short-term borrowings of $236.6 million, long-term borrowings of $175.0 million and $69.5 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks. As of August 31, 1996, under the short-term credit provisions, the Company had capacity to finance additional working capital of $386.7 million and, under the long-term credit provisions, the Company had capacity to borrow up to an additional $232.2 million.

     NBPC maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10.0 million). At August 31, 1996, $90.0 million was available under this facility of which $47.0 million was borrowed and $0.6 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1996, such borrowings totaled $78.8 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 1996, $18.0 million was borrowed.

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

     As a cooperative, Farmland's member-sourced net earnings (i.e., income from business done with or for members) are distributed to its voting members, associate members and patrons in the form of common shares, associate member common shares, capital credits or cash. For this purpose, net income or loss is determined in accordance with the requirements of federal income tax law up to 1994 and is determined in accordance with generally accepted accounting principles in 1995 and after. Other income is treated as "nonmember-sourced income". Nonmember-sourced income is subject to income tax and after-tax earnings are transferred to earned surplus. Under Farmland's bylaws, the member-sourced income is distributed to members as patronage refunds unless the earned surplus account, at the end of that year, is lower than 30% of the sum of the prior year-end balance of outstanding common shares, associate member shares, capital credits and patronage refunds for reinvestment. In such cases, member-sourced income is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member-sourced income is so reduced is treated as nonmember-sourced income. The member-sourced income remaining is distributed to members as patronage refunds. For the years 1994, 1995 and 1996, the earned surplus account exceeded the required amount by $2.3 million, $62.8 million and $45.5 million, respectively.

     Generally, a portion of the patronage refund is distributed in cash and the balance (the allocated equity portion) is distributed in common shares, associate member common shares or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the allocated equity portion in any other form or forms of equities. The allocated equity portion of the patronage refund is determined annually by the Board of Directors, but the allocated equity portion of the patronage refund is not deductible for federal income tax purposes when it is issued unless at least 20% of the amount of the patronage refund is paid in cash. The allocated equity portion of the patronage refund is a source of funds from operations which is retained for use in the business and increases Farmland's equity base. Common shares and associate member common shares may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan. Common stock, associate member common stock, capital credits and other equities of Farmland and Foods may be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described under "Business and Properties - Business - Equity Redemption Plans" included herein.

     Cash provided by operating activities totaled $182.1 million in 1996 compared with $47.5 million in 1995. This increase is primarily the result of the cash effect of changes in working capital as cash generated through a reduction in inventories and an increase in accounts payable were partially offset by increased levels of accounts receivable and other current assets.

     Other major sources of cash include $53.2 million from distributions from joint ventures, sale of investments and collection of long-term notes receivable, $50.7 million from investors in demand loan and subordinated debt certificates and $71.1 million from bank loans and other notes.

     Major uses of cash during 1996 include $192.0 million for capital additions and other long-term assets, $51.9 million for acquisition of investments and notes receivable, $39.5 million for acquisition of pork processing businesses and facilities, $32.8 million for patronage refunds and dividends distributed from 1995 earnings and $27.5 million for the redemption of allocated equities under the Farmland base capital plan and special allocated equity redemption plan.

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

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $209.2 million, before tax benefits of the interest deduction, through August 31, 1996), or $295.0 million in the aggregate at August 31, 1996. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $6.6 million), or $11.6 million in the aggregate at August 31, 1996. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

     The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Credit Agreement (the "Agreement") become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1996, Farmland's borrowing capacity under the Agreement was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Agreement.

     No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. The Company believes that it has meritorious positions with respect to all of these claims.

     In the opinion of Bryan Cave LLP, the Company's special tax counsel, it is more likely than not that the courts will ultimately conclude that the Company's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in favor of the Company on any of these issues.


RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 1994, 1995 AND 1996

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

     The increase (decrease) in sales and operating income by business segment in each of the years in the three-year period ended 1996, compared with the respective prior year, is presented in the below table.

     Management's discussion of industry segment sales, operating income or loss and other factors affecting the Company's net income during 1994, 1995 and 1996 follows the table.

                                           Change in Sales                            Change in Net Income
                                  1994           1995           1996           1994           1995           1996
                                Compared       Compared       Compared       Compared       Compared       Compared
                               with 1993      with 1994      with 1995      with 1993      with 1994      with 1995

                                                               (Amounts in Millions)
INCREASE (DECREASE) OF INDUSTRY SEGMENT
SALES AND OPERATING INCOME OR LOSS:
  Petroleum.................. $     (32)     $      21       $     181      $      32      $     (35)     $      13
  Crop Production............       278              8             165             74             73            (20)
  Feed.......................        49            (60)            102             (4)            (7)             3
  Food Processing
  and Marketing .............       943            337             528              4             56            (11)
  Grain Marketing............       674            279           1,566            (34)            52            (37)
  Other......................        43             (6)            (10)            (4)            -0-            (3)

                              $   1,955      $     579       $   2,532      $      68      $     139      $     (55)


CORPORATE EXPENSES AND OTHER:
General corporate expenses (increase) decrease.......................      $      (9)     $     (14)     $     (11)
Interest expense (increase) decrease.................................            (15)            (2)            (8)
Other income and deductions increase (decrease)......................             14             (6)            10
Equity in net income of investees increase (decrease)................             23             11             18
Minority owners' interest in net income of subsidiaries
  (increase) decrease ...............................................              5            (14)             2
Provision for loss on disposition of assets
  (increase) decrease ...............................................             29             -0-            -0-
Income taxes (increase) decrease.....................................            (11)           (25)             8

Net income increase (decrease).......................................      $     104      $      89      $     (36)




     In computing the operating income or loss of an industry segment, none of the following have been added or deducted: corporate expenses (included in the Consolidated Statements of Operations as selling, general and administrative expenses) which cannot be identified or allocated, practicably, to an industry segment, interest expense, interest income, equity in net income (loss) of investees, other income (deductions) and income taxes.


PETROLEUM

   SALES

      Sales of the petroleum business increased $181.5 million in 1996 compared with 1995. This increase was primarily the result of increased fuel (gasoline, distillate, diesel and propane) prices and unit sales of approximately 11% and 9.5%, respectively.

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

   OPERATING INCOME

      The petroleum business had operating income of $5.0 million in 1996 compared to an operating loss of $8.0 million in 1995. This improvement was primarily attributable to higher unit margins resulting from seasonal demand pressure on product price movements. In addition, petroleum realized some margin improvement resulting from increased production capacity at the Company's refinery.

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


CROP PRODUCTION

   SALES

      Crop production sales, consisting primarily of plant nutrients, increased $164.9 million or 14.1% in 1996 compared with 1995. This increase was primarily a net result of increased unit sales of phosphate and nitrogen fertilizers and higher phosphate prices, partly offset by a slight decline of nitrogen prices.

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

   OPERATING INCOME

      Operating income of the Company's crop production business reflects a decrease of $19.7 million in 1996 compared with 1995. However, the aggregate contribution to net income from all crop production operations (including joint ventures) was at about the same level in 1996 as in 1995.

      The Company's crop production operations reflect a decrease primarily because of lower fertilizer margins. The approximately $6.0 million, or 2.8%, decrease in nitrogen fertilizer margins was the result of lower average unit selling prices combined with higher raw material costs. Unit margins from the Company's phosphate fertilizer operations decreased approximately $17.0 million. The effect of these decreases were largely offset by an increase of approximately $17.1 million in the Company's share of net income from joint ventures engaged in phosphate fertilizer manufacturing operations and an increase of approximately $2.4 million in the Company's share of net income from WILFARM (a joint venture engaged in the distribution of crop protection products).

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

      Operating income of the crop production business in 1994 increased $74.4 million compared with 1993. This increase resulted from higher unit sales and unit margins. Unit margins in 1994 were approximately twice the level of 1993 which increased operating income in this segment approximately $66.8 million. Unit sales increased over one million tons (18%) which increased operating income by approximately $10.8 million. In addition, included in the statement of operations in the caption "Equity in income (loss) of investees", is $15.3 million in 1994 representing the Company's share of net income from fertilizer joint ventures. This is an increase of $23.4 million compared with 1993.
Demand for plant nutrients in 1994 was stronger than in 1993 due to an increase in the number of acres under cultivation, principally corn acreage (corn acreage harvested was relatively low in 1993 due to wet weather and the resulting floods in the Company's trade territory). In addition, demand for plant nutrients was stimulated by favorable weather conditions during the fall and spring application seasons. The increased demand for plant nutrients translated into higher unit sales and margins and contributed significantly to the Company's increased net income in 1994.

FEED

   SALES

      Sales of feed products increased 21.9% to $569.9 million in 1996 compared with $467.7 million in 1995. The increase is primarily attributable to higher unit prices which reflects higher cost of raw materials. In addition, unit sales of formula feed and feed ingredients increased approximately 2% and 10%, respectively.

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

   OPERATING INCOME

      Operating income of the feed business increased $2.9 million in 1996 compared with 1995. This increase is attributable primarily to increased unit margins on feed grade phosphate and to increased sales of feed ingredients.

      Operating income of the feed business decreased $7.0 million in 1995 compared with 1994. This decease is attributable to decreased unit sales in traditional markets with cooperatives combined with a net loss on sales to commercial accounts.

      Operating income of the feed business segment decreased $3.7 million in 1994 compared with 1993. Gross margins decreased approximately $0.5 million reflecting lower margins on feed ingredients and pet food of $0.8 million and $0.4 million, respectively, partly offset by $0.7 million higher margins on animal health products. In addition, feed sales, marketing and administration expenses increased $3.2 million primarily due to higher commissions and other variable compensation plans.


FOOD PROCESSING AND MARKETING

   SALES

      Sales of the food processing and marketing business increased $528.1 million in 1996 compared with 1995. Beef sales increased $308.7 million due primarily to the effect of including operations of the Hyplains Beef L.C. ("Hyplains") beef plant in the Company's financial statements for a full year in 1996. The Company acquired a majority ownership in this plant in March 1995. Pork sales increased $219.4 million primarily as a result of higher unit sales of branded products mostly as a result of acquisitions (OhSe and Farmstead brands).

      Sales of the food processing and marketing business increased $337.3 million in 1995 compared with 1994. Sales of beef increased $350.6 million. Approximately $235.0 million of this increase resulted from NBPC's purchase of assets from Hyplains (formerly 50%-owned by Farmland). The balance of the increased sales of beef resulted primarily from increased volume (approximately 16%) at NBPC's plant. Sales of pork decreased $13.3 million reflecting the net effect of lower wholesale pork prices, partly offset by higher unit sales.

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

   OPERATING INCOME

      Operating income of the food processing and marketing business of $66.0 million represents an $11.1 million decrease compared to 1995. This decrease primarily results from decreased margins on fresh pork and increased pork administrative expenses, partially offset by increased beef unit sales.

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


GRAIN MARKETING

   SALES AND OPERATING INCOME

      Grain sales increased $1.6 billion, or 82%, principally owing to a 40% increase in units sold combined with increased grain prices. Grain had a $19.0 million operating loss in 1996 compared with $17.9 million operating income in 1995. The operating loss was principally attributable to drought conditions in certain major wheat producing regions of the United States which resulted in both shortages of and significantly higher prices for wheat. Due to this shortage, the Company had to source wheat (in order to meet contractual obligations), from domestic geographic areas further from the Company's Gulf coast export elevator than expected, resulting in higher than anticipated purchase prices and transportation charges. The Company's policy is to hedge its exposure to price fluctuations. However, in order to avoid influencing price movement in certain commodity futures markets, significant contracts are hedged over a period of time, but as soon as practical, after such contracts are written. In 1996, the Company entered into a significant fixed price sales contract. During the time required to fully hedge this contract, the market for wheat was relatively volatile but generally trended upward. The joint effect of these factors contributed to the loss in the Company's grain operations.

      Sales of grain increased $279.0 million in 1995 compared with 1994. This increase resulted from higher grain prices and unit sales, primarily export sales. Operating income of the grain business totaled $17.9 million in 1995 compared with a loss of $33.5 million in 1994. The increase in operating results was attributable to approximately 59.0 million bushels higher export volume by the North American grain division, increased volume of international grain brokered by Tradigrain and as a result of more favorable unit margins which developed as market prices increased in response to decreased worldwide production in 1995.

      Grain sales increased $673.6 million in 1994 compared with 1993 primarily due to the acquisition of Wells-Bowman Trading Company and from operating elevators in Utah and Idaho which were leased to the Company in 1994.

      The grain marketing business had an operating loss of $33.5 million in 1994 compared with near break-even operations in 1993. The operating loss in 1994 resulted primarily from negative unit margins on international grain transactions and higher domestic operating expenses.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased $24.6 million, or 7.1%, in 1996 compared with 1995. Approximately $13.5 million of the increase was directly connected to business segments (primarily the pork and grain businesses) and has been included in the determination of the operating income of business segments. The increase of general corporate expenses, not identified to business segments ($11.1 million), includes higher expenses from improving the management information systems and higher employee related costs.

     SG&A increased $39.1 million in 1995 compared with 1994. Approximately $25.3 million of the increase was directly connected to business segments (primarily the grain and pork businesses) and has been included in the determination of the operating income of business segments. The increase of general corporate expenses, not identified to business segments ($13.8 million), reflects higher variable compensation, pension and other employee costs and higher costs for legal services.

     SG&A increased $81.5 million in 1994 compared with 1993. However, as a percent of sales, these expenses were slightly lower in 1994 than in 1993. Approximately $17.6 million of the increase resulted from acquisitions of subsidiaries and from including NBPC in the Company's financial statements for the full year in 1994. Approximately $29.0 million of the increase was in pork marketing and processing and resulted primarily from including the Monmouth, Illinois pork plant in the Company's operations for a full year, and from higher sales of pork. Farm supply businesses and the grain marketing business had higher SG&A of $13.1 million and $3.4 million, respectively. The balance of the SG&A increase was primarily due to variable compensation plans.


OTHER INCOME (DEDUCTIONS)

   INTEREST EXPENSE

      Interest expense increased $8.6 million in 1996 compared with 1995, reflecting higher average borrowings, partly offset by a slight decline in the average interest rate.

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

   CAPITAL EXPENDITURES

      See "Business and Properties - Business - Capital Expenditures and Investments in Ventures" included herein.

   OTHER, NET

      In May 1996, the Company sold its interest in a communications joint venture, Broadcast Partners. The sale resulted in a gain before income taxes of $10.9 million, which has been included in the caption "Other income (deductions): Other, net" in the Company's 1996 Consolidated Statement of Operations. See Note 16 of the Notes to Consolidated Financial Statements included herein.

      In June 1993, the Company filed a lawsuit against 43 insurance carriers and other parties (the "Defendants") seeking declaratory judgments regarding the Defendants' insurance coverage obligations for environmental remediation costs. In 1994, 1995 and 1996, the Company negotiated settlements with 20, 2 and 3 insurance companies, respectively, and, as part of the settlements, the Company provided the Defendants with releases of various possible environmental obligations. As a result of these settlements, the Company received cash payments of $13.6 million, $0.3 million and $0.5 million in 1994, 1995 and 1996, respectively, and has included such amounts in the caption "Other income (deductions): Other, net" in the Company's and Consolidated Statement of Operations for the year then ended. See Note 16 of the Notes to Consolidated Financial Statements included herein.


MATTERS INVOLVING THE ENVIRONMENT

     See "Business and Properties - Business - Business Risk Factors" and " - Matters Involving the Environment" included herein.


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

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" ("Statement 121") was issued by FASB in March 1995 and is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Management expects that the adoption of Statement 121 will not have a significant impact on the Company's Consolidated Financial Statements.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements.

      Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

1.Weather patterns (flood, drought, frost, etc.) or crop failure.

2.Federal or state regulations regarding agricultural programs and production efficiencies.

3.Federal or state regulations regarding the amounts of fertilizer and other chemical applications used by farmers.

4.Factors affecting the export of U.S. agricultural produce (including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand).

5.Factors affecting supply, demand and price of crude oil, refined fuels, natural gas and other commodities.

6.Regulatory delays and other unforeseeable obstacles beyond the Company's control that may affect growth strategies through acquisitions and investments in joint ventures.

7.Competitors in various segments which may be larger than the Company, offer more varied products or possess greater resources.

8.Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments, and environmental remediation costs in excess of reserves.

9.The factors identified in "Business and Properties - Business - Business Risk
  Factors".


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              INDEX TO FARMLAND CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Report ...............................16

    Consolidated Balance Sheets, August 31, 1995 and
    1996 .......................................................18

    Consolidated Statements of Operations for each of
    the years in the three-year period ended August
    31, 1996 ...................................................26

    Consolidated Statements of Cash Flows for each of
    the years in
    the three-year period ended August 31, 1996 ................30

    Consolidated Statements of Capital Shares and
    Equities for each of the years in the three-year
    period ended August 31, 1996 ...............................36

    Notes to Consolidated Financial Statements .................42





                           INDEPENDENT AUDITORS' REPORT


The Board of Directors
Farmland Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1996, in conformity with generally accepted accounting principles.




                                   KPMG Peat Marwick LLP




Kansas City, Missouri
October 18, 1996


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                     August 31

                                                                            1995               1996

                                                                            (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade........................................  $      446,232      $      624,002
  Inventories (Note 3)...............................................         772,528             736,620
  Other current assets...............................................          60,883             101,748


       Total Current Assets..........................................  $    1,279,643      $    1,462,370




Investments and Long-Term Receivables (Note 4).......................  $      185,687      $      241,124



Property, Plant and Equipment (Notes 5 and 6):
  Property, plant and equipment, at cost.............................  $    1,334,849      $    1,506,460
  Less accumulated depreciation and amortization.....................         742,704             789,236


  Net Property, Plant and Equipment..................................  $      592,145      $      717,224



Other Assets.........................................................  $      128,468      $      147,728



Total Assets.........................................................  $    2,185,943      $    2,568,446


FN>
See accompanying Notes to Consolidated Financial Statements.

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND EQUITIES

                                                                                         August 31

                                                                                1995                 1996
                                                                                (Amounts in Thousands)
Current Liabilities:
  Demand loan certificates...............................................   $       13,524      $       40,099
  Short-term notes payable (Note 6)......................................          346,133             315,428
  Current maturities of long-term debt (Note 6)..........................           42,394              41,080
  Accounts payable - trade...............................................          245,905             392,436
  Accrued payroll........................................................           50,337              48,893
  Other current liabilities..............................................          261,837             302,384


       Total Current Liabilities.........................................   $      960,130      $    1,140,320


Long-Term Liabilities (Note 6):
  Long-term borrowings (excluding current maturities)....................   $      469,718      $      616,258
  Other long-term liabilities............................................           36,315              35,983

       Total Long-Term Liabilities.......................................   $      506,033      $      652,241


Deferred Income Taxes (Note 7)...........................................   $       12,501      $        6,709


Minority Owners' Equity in Subsidiaries (Note 8).........................   $       19,992      $       13,845


Capital Shares and Equities (Note 9):
  Preferred shares, $25 par value--Authorized 8,000,000 shares, 50,565 shares issued and outstanding
    (98,113 shares in 1995)..............................................   $        2,453      $        1,264
  Common shares, $25 par value--Authorized 50,000,000
  shares, 16,580,112 shares issued and outstanding
     (15,416,370 shares in 1995).........................................          385,409             414,503
  Associate member common shares (nonvoting), $25 par value --Authorized
  2,000,000 shares, 623,058 shares
    issued and outstanding (445,323 shares in 1995)......................           11,133              15,576
  Earned surplus and other equities......................................          288,292             323,988



            Total Capital Shares and Equities............................   $      687,287      $      755,331



Contingent Liabilities and Commitments (Notes 6, 7 and 10)


Total Liabilities and Equities............................................. $    2,185,943      $    2,568,446


See accompanying Notes to Consolidated Financial Statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended August 31
                                                                  1994               1995               1996
                                                                             (Amounts in Thousands)
Sales........................................................ $    6,677,933       $   7,256,869      $    9,788,587
Cost of sales................................................      6,284,084           6,699,178           9,272,002


Gross income................................................. $      393,849       $     557,691      $      516,585


Selling, general and administrative expenses................. $      305,279       $     344,364      $      368,954


Other income (deductions):
   Interest expense.......................................... $      (51,485)      $     (53,862)     $      (62,445)
   Interest income...........................................          6,170               8,334               5,021
   Other, net (Note 16)......................................         20,111              11,600              24,257

Total other income (deductions).............................. $      (25,204)      $     (33,928)     $      (33,167)


Income before income taxes and equity in net income of
  investees and minority owners'
    interest in net (income) loss of subsidiaries............ $       63,366       $     179,399      $      114,464

Income tax  expense (Note 7).................................          4,890              29,628              21,755


Income before equity in net income of investees and minority owners' interest  in net
    (income) loss of subsidiaries............................ $       58,476       $     149,771      $       92,709

Equity in net income of investees
   (Note 4)..................................................         10,878              22,785              41,092

Minority owners' interest in net (income)
   loss of subsidiaries......................................          4,522              (9,757)             (7,383)


Net income .................................................. $      73,876        $    162,799       $     126,418



Distribution of net income (Note 9):
   Patronage refunds:
   Farm supply patrons....................................... $       59,685       $      74,557      $       83,739
   Pork marketing patrons....................................         10,927              16,087               6,998
   Beef marketing patrons....................................             -0-              2,488               2,753
   Grain marketing patrons...................................             -0-              1,285                  -0-
   Livestock production......................................             -0-                 -0-                  5

                                                              $       70,612       $      94,417      $       93,495
   Earned surplus and other equities (Note 9)................          3,264              68,382              32,923


                                                              $       73,876       $     162,799      $      126,418


See accompanying Notes to Consolidated Financial Statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended August 31
                                                                     1994              1995              1996
                                                                              (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................... $    73,876       $   162,799         $   126,418
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization................................      62,960            69,138              77,741
  Gain on disposition of investments...........................         -0-               -0-            (11,300)
  (Gain) loss on disposition of fixed assets...................      (1,794)            1,882                (967)
  Patronage refunds received in equities.......................      (2,171)           (2,025)             (2,244)
  Proceeds from redemption of patronage equities...............         573             3,776               5,112
  Equity in net income of investees............................     (10,878)          (22,785)            (41,092)
  Deferred income tax (benefit) expense........................      (5,034)            6,161              11,034
  Minority owners' equity in net
    income (loss) of subsidiaries..............................      (4,522)            9,757               7,383
  Other........................................................       5,292               412              (2,335)
  Changes in assets and liabilities (exclusive
    of assets and liabilities of businesses acquired):
    Accounts receivable........................................     (12,079)          (70,413)           (175,991)
    Inventories................................................      (4,692)         (186,570)             47,220
    Other assets...............................................     (34,873)           38,889             (40,774)
    Accounts payable...........................................      17,884               782             140,721
    Other liabilities..........................................      32,617            35,684              41,194


Net cash provided by operating activities...................... $   117,159       $    47,487         $   182,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses...................................... $   (35,790)      $       -0-        $    (39,536)
Proceeds from sale of investments
  and collection of notes receivable...........................      34,577            39,780              31,003
Acquisition of investments and notes receivable................     (22,117)          (26,789)            (51,923)
Capital expenditures...........................................     (69,776)         (124,722)           (168,272)
Acquisition of other long-term assets..........................     (11,117)           (2,141)            (23,768)
Proceeds from sale of fixed assets.............................      14,785             3,828               5,996
Distribution from joint venture...............................           -0-              513              22,239
Proceeds from sale of assets to
  joint venture partner.......................................        2,310               -0-                 -0-
Other..........................................................       5,547               -0-              (6,803)


Net cash used in investing activities.......................... $   (81,581)      $  (109,531)        $  (231,064)

See accompanying Notes to Consolidated Financial Statements.




                                                 Year Ended August 31


                                               1994       1995         1996
                                                   (Amounts in Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand loan      $ (6,702)   $ (9,634)   $ 26,575
certificates................................
Proceeds from bank loans and notes payable.. 888,088     522,916     597,959
Payments of bank loans and notes payable....(924,731)   (513,672)   (526,814)
Proceeds from issuance of subordinated debt   57,636      46,715      67,965
certificates................................
Payments for redemption of subordinated
  debt certificates......................... (33,034)    (26,866)    (43,803)
Net increase (decrease) in checks
  and drafts outstanding....................      -0-     37,088      (6,144)
Payments for redemption of equities.........  (3,244)    (12,431)    (27,470)
Payments of patronage refunds and dividends.      -0-    (26,648)    (32,781)
Other, increase (decrease)..................   2,120         492      (6,543)


Net cash provided by (used in) financing    $(19,867)   $ 17,960    $ 48,944
activities..................................

Net increase (decrease) in cash and cash    $ 15,711    $(44,084)  $     -0-
equivalents.................................
Cash and cash equivalents at beginning of     28,373      44,084         -0-
year........................................
Cash and cash equivalents at end of year....$ 44,084    $     -0-  $     -0-



SUPPLEMENTAL SCHEDULE OF CASH PAID FOR
INTEREST AND INCOME TAXES:
Interest....................................$ 43,419    $ 50,551   $ 58,125



Income taxes (net of refunds)...............$  9,746    $ 30,422   $ 27,943



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Equities and minority owners' interest
called
  for redemption............................$ 12,935    $ 27,738   $ 25,214


Transfer of assets in exchange for
investment in
  joint ventures............................$    309    $  2,061   $    -0-


Appropriation of current year's net income
  as patronage refunds......................$ 70,612    $ 94,417   $ 93,495


Acquisition of businesses:
  Fair value of net assets acquired.........$131,847    $     -0-  $ 52,401
  Goodwill..................................   1,094          -0-     3,181
  Minority owners' investment...............    (843)         -0-       -0-
  Cash Paid................................. (35,790)         -0-   (39,536)

Liabilities assumed.........................$ 96,308    $     -0-  $ 16,046


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES

                                                                Years Ended August 31, 1994, 1995 and 1996
                                                                                 Associate      Earned        Total
                                                                                  Member     Surplus and     Capital
                                                      Preferred      Common       Common        Other       Shares and
                                                       Shares        Shares       Shares       Equities      Equities

                                                                          (Amounts in Thousands)
BALANCE AT AUGUST 31, 1993.........................   $ 3,708      $ 379,996     $ 8,196      $ 169,807     $  561,707
Issue, redemption and cancellation of equities.....        -0-          (355)         17         (3,397)        (3,735)
Appropriation of current year's net income.........        -0-            -0-         -0-        73,876         73,876
Patronage refund payable in cash transferred
  to current liabilities...........................        -0-            -0-         -0-       (26,552)       (26,552)
Base capital redemptions transferred
  to current liabilities...........................        -0-        (8,628)       (112)            -0-        (8,740)
Other equity redemptions transferred
  to current liabilities...........................        (6)            (9)         -0-        (3,440)        (3,455)
Transferred to liabilities.........................        -0-            -0-         -0-        (8,084)        (8,084)
Dividends on preferred stock.......................        -0-            -0-         -0-            (4)            (4)
Exchange of common stock, associate member
  common stock and other equities..................        -0-        (7,442)      1,167          6,275             -0-



BALANCE AT AUGUST 31, 1994.........................   $ 3,702      $ 363,562     $ 9,268      $ 208,481     $  585,013
Issue, redemption and cancellation of equities.....        -0-           (51)        332           (990)          (709)
Appropriation of current year's net income.........        -0-            -0-         -0-       162,799        162,799
Patronage refund payable in cash transferred
  to current liabilities...........................        -0-            -0-         -0-       (33,061)       (33,061)
Base capital redemptions transferred
  to current liabilities...........................        -0-       (13,939)       (220)            -0-       (14,159)
Other equity redemptions transferred
  to current liabilities...........................    (1,249)           (30)         -0-       (11,477)       (12,756)
Prior year patronage refund allocation.............        -0-        35,940       1,508        (37,284)           164
Dividends on preferred stock.......................        -0-            -0-         -0-            (4)            (4)
Exchange of common stock, associate member
  common stock and other equities..................        -0-           (73)        245           (172)            -0-


BALANCE AT AUGUST 31, 1995.........................   $ 2,453      $ 385,409     $11,133      $ 288,292     $  687,287
Issue, redemption and cancellation of equities.....         1           (166)         (6)            29           (142)
Appropriation of current year's net income.........        -0-            -0-         -0-       126,418        126,418
Patronage refund payable in cash transferred
  to current liabilities...........................        -0-            -0-         -0-       (32,719)       (32,719)
Base capital redemptions transferred
  to current liabilities...........................    (1,190)       (13,922)       (103)            -0-       (14,025)
Other equity redemptions transferred
  to current liabilities...........................        -0-        (6,578)       (287)        (3,272)       (11,327)
Prior year patronage refund allocation.............        -0-        49,644       6,493        (56,294)          (157)
Dividends on preferred stock.......................        -0-            -0-         -0-            (4)            (4)
Exchange of common stock, associate member
  common stock and other equities..................        -0-           116      (1,654)         1,538             -0-

BALANCE AT AUGUST 31, 1996                            $ 1,264      $ 414,503     $15,576      $ 323,988     $  755,331

See accompanying Notes to Consolidated Financial Statements.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Farmland Industries, Inc., a Kansas corporation, is organized and operated as a cooperative and its mission is to be a producer-driven, customer-focused and profitable agricultural supply to consumer foods cooperative system.

     General -- The consolidated financial statements include the accounts of Farmland Industries, Inc. and all of its majority-owned subsidiaries ("Farmland" or the "Company", unless the context requires otherwise). All significant intercompany accounts and transactions have been eliminated. When necessary, the financial statements include amounts based on informed estimates and judgments of management. The Company's fiscal year ends August 31.
Accordingly, all references to "year" or "years" are to fiscal years ended August 31.

     Cash and Cash Equivalents -- Investments with maturities of less than three months are included in "Cash and cash equivalents."

     Investments -- Investments in companies over which the Company exercises significant influence (20% to 50% voting control) are accounted for by the equity method. Other investments are stated at cost, less any provision for impairment (other than temporary impairment).

     Accounts Receivable -- The Company uses the allowance method to account for doubtful accounts and notes. Pursuant to the Company's right to offset, as contained in its bylaws, uncollectible accounts and notes receivable from members are written off against the common shares held by members before such uncollectible accounts are charged to operations.

     Inventories -- Grain inventories are valued at market adjusted for net unrealized gains or losses on open commodity contracts. Crude oil, refined petroleum products, cattle and beef inventories are valued at the lower of last-in, first-out ("LIFO") cost or market. Other inventories are valued at the lower of first-in, first-out ("FIFO") cost or market. Supplies are valued at cost.

     Property, Plant and Equipment -- Assets, including assets under capital leases, are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets and the remaining terms of the capital leases, respectively.

     Goodwill -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis over a period of 15 to 25 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $6.9 million and $10.3 million, respectively at August 31, 1995 and 1996.

     Sales -- The Company's policy is to recognize sales at the time product is shipped. Net margins on international grain merchandised, rather than the gross value of such products merchandised, are included in net sales. The gross value of international grain merchandised in 1994, 1995 and 1996 was $590.2 million, $1.6 billion and $2.6 billion, respectively.

     Environmental Expenditures -- Liabilities related to remediation of contaminated properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted as new facts or changes in law or technology occur. Environmental expenditures are capitalized when such costs provide future economic benefits.

     Federal Income Taxes -- Farmland is subject to income taxes on all income not distributed to patrons as patronage refunds. Farmland files consolidated federal and state income tax returns.

     Reclassification -- Certain prior-year amounts have been reclassified to conform with the current year presentation.


(2)  ACQUISITIONS

     In December 1993, the Company acquired all the common stock of seven international grain trading companies (collectively referred to as "Tradigrain"). The purchase price for Tradigrain ($31.4 million) was paid in cash.

     The acquisition of Tradigrain has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's Consolidated Financial Statements from the date of acquisition. The excess of the cash paid over the fair value of the net assets acquired has been recorded as goodwill. The pro forma effect of the acquisition of Tradigrain on the Consolidated Financial Statements is not significant.


(3)  INVENTORIES

     Major components of inventories are as follows:

                                              August 31

                                          1995         1996

                                        (Amounts in Thousands)
 Finished and in-process products..... $ 682,801    $ 620,794
 Materials............................    39,399       58,526
 Supplies.............................    50,328       57,300

                                       $ 772,528    $ 736,620

     The carrying values of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at August 31, 1995 and 1996 were $82.6 million and $111.8 million, respectively. Replacement cost approximated the LIFO carrying values of inventories at both August 31, 1995 and 1996.

     The carrying values of beef inventories stated under the lower of LIFO or market at August 31, 1995 and 1996 were $30.2 million and $32.3 million, respectively. At both August 31, 1995 and 1994, market value was lower than LIFO and, accordingly, such inventories were valued at market.
(4) INVESTMENTS AND LONG-TERM RECEIVABLES

     Investments and long-term receivables are as follows:

                                                         August 31
                                                      1995         1996
                                                    (Amounts in Thousands)

Investments accounted for by the equity method      $ 88,786    $ 147,028
Investments in and advances to other cooperatives     47,328       44,944
National Bank for Cooperatives ............           27,000       24,913
Other investments and long-term receivables           18,355       22,796
Notes receivable from ventures, 20% to 50% owned       4,218        1,443

                                                    $185,687     $241,124


     National Bank for Cooperatives ("CoBank") requires its borrowers to maintain an investment in stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 1995 and 1996, Farmland's investment in CoBank approximated its requirement. CoBank maintains a statutory lien on the investment held by the Company in CoBank.

     Summarized financial information of investees accounted for by the equity method is as follows:

                                                   August 31
                                               1995         1996
                                             (Amounts in Thousands)

Current Assets.............................  $243,259     $228,883
Long-Term Assets...........................   238,297      319,166

   Total Assets............................  $481,556     $548,049

Current Liabilities........................ $ 205,713     $191,632
Long-Term Liabilities......................    94,029       57,208

   Total Liabilities.......................  $299,742     $248,840

Net Assets.................................  $181,814     $299,209


                                       Year Ended August 31
                                  1994         1995         1996
                                      (Amounts in Thousands)
Net sales..................... $ 803,516    $1,212,592    $1,154,195

Net income.................... $  24,285    $  46,803     $ 83,075

   Farmland's equity in net
    income.....................$  10,878    $  22,785     $ 41,092


     The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited (expected to commence production in 1998) and a 50% equity interest in a distributor of crop protection products, WILFARM, LLC.

     Effective September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of this change in the use of fair value accounting and reporting for certain investments in debt and equity securities was immaterial.
(5) PROPERTY, PLANT AND EQUIPMENT

     A summary of cost for property, plant and equipment is as follows:

                                           August 31
                                       1995            1996
                                    (Amounts in Thousands)
Land and improvements......        $  42,355      $  50,800
Buildings..................          245,460        278,097
Machinery and equipment....          765,383        880,152
Automotive equipment.......           67,124         67,754
Furniture and fixtures.....           54,888         61,426
Capital leases.............           49,241         50,562
Leasehold improvements.....           21,763         24,539
Other......................            7,124          8,837
Construction in progress...           81,511         84,293

                                   $1,334,849     $1,506,460



     During 1994, 1995 and 1996, the Company capitalized construction period interest of $0.4 million, $0.7 million and $1.6 million, respectively.


(6) BANK LOANS, SUBORDINATED DEBT CERTIFICATES AND NOTES PAYABLE

     Bank loans, subordinated debt certificates and notes payable are as follows:

                                                August 31
                                            1995          1996
                                         (Amounts in Thousands)
Subordinated capital investment
certificates
  --6% to 9.5%, maturing 1997 through 2004    $ 225,132      $ 245,792
Subordinated monthly income certificates
  --6.25% to 10.5%, maturing 1997 through 2006   74,863         78,313
Syndicated Credit Facility
  --5.73% to 6.05%, maturing 2001.......         85,000        175,000
Other bank notes--7.2% to 10.75%,
  maturing 1997 through 2001............         71,498         88,704
Industrial revenue bonds--6.75% to
9.25%, maturing 1997 through 2007............    21,750         18,930
Promissory notes--7% to 8.5%,
  maturing 1997 through 2002............         17,210         16,917
Other--5% to 14.92%.....................         16,659         33,682

                                                512,112        657,338
Less current maturities.................         42,394         41,080

                                              $ 469,718      $ 616,258



     The Company has a $1.1 billion Credit Agreement ("the Agreement"). The Agreement provides short-term credit of up to $650.0 million to finance seasonal operations and inventory, and revolving term credit of up to $450 million. At August 31, 1996, the Company had $236.6 million of short-term borrowings under the Agreement, $175.0 million of revolving term borrowings and $69.5 million was being utilized to support letters of credit issued on behalf of the Company by participating banks.

     The Company pays commitment fees under the Agreement of 1/10 of 1% annually on the unused portion of the short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, the Company must comply with the Agreement's financial covenants regarding working capital, the ratio of certain debt to average cash flow and the ratio of equity to total capitalization, all as defined therein. The short-term provisions of the Credit Agreement are reviewed and/or renewed annually. The next review date is in May 1997. The revolving term provisions of this agreement expire in May 2001.

     The Company maintains other borrowing arrangements with banks and financial institutions. At August 31, 1996, $18.0 million was borrowed under such agreements.

     National Beef Packing Company, L.P. ("NBPC") maintains a $90.0 million borrowing agreement with a group of banks which provides financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10 million). At
August 31, 1996, $47.0 million was borrowed under this agreement and $0.6 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At August 31, 1996, such short-term borrowings totaled $78.8 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

     Subordinated debt certificates have been issued under several different indentures. Certain subordinated capital investment certificates may be redeemed prior to maturity at the option of the owner in accordance with the indenture. Subject to limitations in the Agreement, the Company has an option to redeem certain subordinated capital investment certificates in advance of scheduled maturities. Additionally, the Company may redeem subordinated capital investment certificates and subordinated monthly interest certificates upon death of the holder.

     Outstanding subordinated debt certificates are subordinated to senior indebtedness ($522.6 million at August 31, 1996) and additional financings (principally long-term operating leases). See Note 10.

     Under industrial revenue bonds and other agreements, property, plant and equipment with a carrying value of $20.5 million have been pledged.

     Borrowings from CoBank, totaling $94.3 million at August 31, 1996, are partially secured by liens on the equity investment held by the Company in CoBank. See Note 4.

     Bank loans, subordinated debt certificates and notes payable mature during the fiscal years ending August 31 in the following amounts:

                                 (Amounts in Thousands)
               1997.................   $  41,080
               1998.................     132,769
               1999.................      22,016
               2000.................      31,070
               2001.................     226,551
               2002 and after.......     203,852

                                       $ 657,338



     At August 31, 1995 and 1996, the Company had demand loan certificates and short-term bank debt outstanding of $365.3 million (weighted average interest rate of 6.4%) and $355.5 million (weighted average interest rate of 6.29%), respectively.


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

     If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $209.2 million, before tax benefits of the interest deduction, through August 31, 1996), or $295.0 million in the aggregate at August 31, 1996. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $6.6 million), or $11.6 million in the aggregate at August 31, 1996. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

     The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Credit Agreement (the "Agreement"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1996, Farmland's borrowing capacity under the Agreement was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Agreement.

     No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. The Company believes that it has meritorious positions with respect to all of these claims.

     In the opinion of Bryan Cave LLP, the Company's special tax counsel, it is more likely than not that the courts will ultimately conclude that the Company's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in favor of the Company on any of these issues.

   B.   OTHER INCOME TAX MATTERS

     Income tax expense is comprised of the following:

                                Year Ended August 31
                           1994         1995         1996
                               (Amounts in Thousands)
Federal:
  Current............... $ 10,076    $  18,533    $   7,322
  Deferred..............   (3,217)       4,255        9,430

                         $  6,859    $  22,788    $  16,752

State:
   Current.............. $  1,965    $   3,356    $   1,292
   Deferred.............     (755)         665        1,664

                         $  1,210    $   4,021    $   2,956

Foreign:
   Current.............. $ (2,117)   $   1,578    $   2,107
   Deferred.............   (1,062)       1,241          (60)

                         $ (3,179)   $   2,819    $   2,047

Total income tax expense $  4,890    $  29,628    $  21,755

     During the year ended August 31, 1994, a charge in lieu of taxes, resulting from initial recognition of acquired tax benefits that are allocated to reduce goodwill related to the acquired entity, decreased Farmland's deferred tax benefit by $3.0 million.

     Income (loss) before income tax expense from foreign sources amounted to ($14.3 million), $19.3 million and $13.5 million for 1994 , 1995 and 1996, respectively.

     Income tax expense attributable to income from continuing operations differs from the "expected" income tax expense using statutory rate of 35% as follows:

                                       Year Ended August 31
                                  1994         1995         1996
                                      (Amounts in Thousands)
Computed "expected" income tax
  expense on income
  before income taxes ........    35.0 %        35.0%       35.0 %
Increase (reduction) in income
  tax expense attributable to:
Patronage refunds.............   (33.3)        (18.3)      (20.4)
State income tax expense net of
  federal income tax effect ..     1.1           2.2         2.5
Other, net....................     3.8          (2.4)        1.9

Income tax expense............     6.6 %        16.5%       19.0 %


     The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 1995 and 1996 are as follows:

                                        August 31
                                    1995         1996
                                  (Amounts in Thousands)
Deferred tax liabilities:
   Property, plant and
   equipment, principally due
   to differences
   in depreciation............    $ 26,009      $40,182
  Prepaid pension cost .......      19,807       21,500
  Other ......................      15,065        2,080

   Total deferred tax             $ 60,881      $63,762
  liabilities ................

Deferred tax assets:
  Safe harbor leases .........    $  5,096      $ 4,699
  Accrued expenses ...........      29,394       47,140
   Accounts receivable,
   principally due to
   allowance for
   doubtful accounts..........       2,300        1,971
  Other ......................      11,590        3,243

  Total deferred tax assets ..    $ 48,380      $57,053


Net deferred tax liability....    $ 12,501      $ 6,709



     A valuation allowance for deferred tax assets was not necessary at August 31, 1995 or 1996.


(8) MINORITY OWNERS' EQUITY IN SUBSIDIARIES

     A summary of the equity of subsidiaries owned by others is as follows:

                                               August 31
                                            1995        1996
                                         (Amounts in Thousands)
National Beef Packing Company, L.P. and   $12,473       $6,455
G.P. $  .................................
Farmland Foods, Inc. ....................  4,682        4,594
Other subsidiaries.......................  2,837        2,796

                                          $19,992      $13,845


(9)  PREFERRED STOCK, EARNED SURPLUS AND OTHER EQUITIES

     A summary of preferred stock is as follows:

                                               August 31
                                           1995        1996
                                        (Amounts in Thousands)
Preferred shares, $25 par value -
Authorized 8,000,000 shares:  6% - 608
 shares issued and outstanding, 6% -
 608 shares issued and
   outstanding, (608 shares in 1995)... $    15     $     15

  5-1/2% - 2,412 shares issued and
   outstanding
   (2,436 shares in 1995)..............      61           60

Series F - 47,545 shares issued and
   outstanding
  (95,069 shares in 1995)..............   2,377        1,189

                                        $ 2,453     $  1,264



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

     A summary of earned surplus and other equities is as follows:

                                                   August 31
                                               1995        1996
                                             (Amounts in Thousands)
Earned surplus.........................   $ 197,666   $ 230,340
Patronage refund payable in equities...      61,356      60,776
Capital credits........................      27,645      31,237
Additional paid-in surplus.............       1,603       1,616
Currency translation adjustment........          22          19

                                          $ 288,292   $ 323,988



     In accordance with the bylaws of Farmland, the member-sourced portion of its net income or loss and the resulting patronage refund payable to members and patrons are determined annually.

     Farmland maintains a base capital plan. The plan's objectives are as follows: 1) to achieve proportionality between the dollar amount of business a member or associate member of Farmland ("Participant") transacts with Farmland and the equity of Farmland which the Participant should hold (hereinafter referred to as the Participant's "Base Capital Requirement"); and, 2) provide a method for the Board of Directors, in its discretion, to redeem equities held by a Participant when the amount of such equity held by the Participant exceeds the Participant's Base Capital Requirement. This plan provides a mechanism under which the cash portion of the patronage refund payable to voting members or associate members will depend upon the degree to which such voting members or associate members meet their base capital requirements.

     The Base Capital Requirement is determined annually by the Farmland Board of Directors at its sole discretion. At August 31, 1995 and 1996, common stock and associate member common stock with an aggregate par value of $14.2 million and $14.0 million, respectively, were approved for redemption by the Board of Directors under the base capital plan and such amounts have been included in "Other current liabilities" in the Consolidated Balance Sheets at August 31, 1995 and 1996, respectively.

     Farmland maintains an estate settlement plan for redemption of equities held by estates of deceased individuals (except purchased equities held less than five years) and special equity redemption plans. Under these plans, the Board of Directors, in its discretion, may redeem equities based on certain factors, including the financial position and consolidated net income of the Company.

     At August 31, 1995 and 1996, certain equities of Farmland with a face amount of $12.8 million and $11.3 million, respectively, and capital equity fund certificates held by certain members of Farmland Foods, Inc. in the amount of $0.8 million and $0.1 million, respectively, have been approved by the Board of Directors for redemption under the estate settlement and special allocated equity redemption plan and such amounts have been included in "Other current liabilities" in the Consolidated Balance Sheets at August 31, 1995 and 1996, respectively.

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


(10) CONTINGENT LIABILITIES AND COMMITMENTS

     The Company leases various equipment and real properties under long-term operating leases. For 1994, 1995 and 1996, rental expenses totaled $41.8 million, $44.6 million and $43.6 million, respectively. Rental expense is reduced for mileage credits received on leased railroad cars ($1.9 million in 1994, $1.8 million in 1995 and $1.4 million in 1996).

     The leases have various remaining terms ranging from one year to fourteen years. Some leases are renewable, at the Company's option, for additional periods. The minimum required payments for these leases during the fiscal years ending August 31 are as follows:

                                         (Amounts in Thousands)
                1997...........................$   46,750
                1998...........................    50,498
                1999...........................    43,847
                2000...........................    39,296
                2001...........................    36,143
                2002 and after.................    92,296

                                               $  308,830



     Commitments for capital expenditures and investments in joint ventures aggregated $61.0 million at August 31, 1996.

     The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's accrued liability for probable and reasonably determinable obligations for resolution of environmental matters at NPL and other sites was $18.5 million and $18.9 million at August 31, 1995 and 1996, respectively.

     The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably determinable at August 31, 1996. In the opinion of management, it is reasonably possible for such costs to approximate an additional $20.6 million.

     In the ordinary course of conducting international grain trading, Tradigrain, as of August 31, 1996, was contingently liable in respect of $114.2 million of guarantees, performance and bid bonds, and letters of credit.

     The Company is involved in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these litigation issues will not have a material adverse effect on the Company's Consolidated Financial Statements.


(11) EMPLOYEE BENEFIT PLANS

     The Farmland Industries, Inc. Employee Retirement Plan (the "Plan") is a defined benefit plan covering substantially all employees of the Company who meet minimum age and length-of-service requirements. Benefits payable under the Plan are based on years of service and the employee's average compensation during the highest four of the employee's last ten years of employment.

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

     Components of the Company's pension cost are as follows:
                                                         August 31
                                                  1994      1995      1996
                                                    (Amounts in Thousands)
Service cost - benefits earned during the period $ 8,663   $10,336   $10,886
Interest cost on projected benefit obligation.    15,292    16,707    18,843
Actual return on Plan assets..................   (10,949)  (27,422)  (46,630)
Net amortization and deferral.................    (7,860)    8,677    24,634

Pension expense...............................   $ 5,146    $8,298   $ 7,733

     The discount rate, the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations and the expected long-term rate of return on assets were 8.0%, 4.5% and 8.5%, respectively, at August 31, 1994, 1995 and 1996.
     The following table sets forth the Plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets at August 31, 1995 and 1996. Such prepaid pension cost is based on the Plan's funded status as of May 31, 1995 and 1996.
                                                        August 31
                                                    1995          1996
                                                 (Amounts in Thousands)
Actuarial present value of benefit obligations:
  Vested benefits..............................  $ 170,105      $180,253
  Nonvested benefits...........................     11,584        12,024
  Accumulated benefit obligation...............  $ 181,689      $192,277
  Increase in benefits due to future
     compensation increases.........................56,353        56,030

  Projected benefit obligation.................  $ 238,042      $248,307
  Estimated fair value of Plan assets..........    259,262       301,504

  Plan assets in excess of projected benefit
   obligation....................................$  21,220      $ 53,197.
  Unrecognized net loss from past experience
   different from that assumed and effects of
   changes in assumptions.......................    27,750           450
  Unrecognized prior service cost..............      1,089           871

Prepaid pension cost at end of year............  $  50,059      $ 54,518


(12) INDUSTRY SEGMENT INFORMATION

     The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

     The Company's farm supply operations consist of three principal product divisions: petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, jet fuels, by-products of petroleum refining and car, truck and tractor tires, batteries and accessories. Principal products of the crop production division are nitrogen-, phosphate- and potash-based fertilizers, and, through the Company's ownership in the WILFARM joint venture, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.

     On the output side, the Company's processing and marketing operations include the processing of pork and beef, the marketing of fresh pork, processed pork and fresh beef and the storage and marketing of grain.

     Other operations primarily includes livestock production and services such as computer services, accounting, financial, management, printing and transportation.

     The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable and allocated expenses. In computing operating income (loss) of industry segments, none of the following items has been added or deducted: interest expense, interest income, other income (deductions) or corporate expenses (included in the statements of operations as selling, general and administrative expenses), which cannot practicably be identified or allocated by industry segment. Corporate assets include cash, investments in other cooperatives, the Company's corporate headquarters and certain other assets.

     Following is a summary of industry segment information as of and for the years ended August 31, 1994, 1995 and 1996 Export sales to unaffiliated customers from U.S. operations for the years ended August 31, 1994, 1995 and 1996 were $842.5 million, $1.3 billion and $2.0 billion, respectively.

                                                                                                    Unallocated
                                                                                                     Corporate
                                                                                                       Items
                          Cooperative Farm Supply           Cooperative Marketing                    and Inter-
                                    Crop                        and Processing           Other        Segment
                     Petroleum   Production      Feed         Foods         Grain      Operations   Eliminations  Consolidated
                                                           (Amounts in Thousands)
1994
Sales to unaffiliated
  customers........$855,479    $1,163,357    $527,864    $2,355,599    $1,627,156    $ 148,478     $     -0-    $6,677,933

Transfers between
  segments.........   4,843         9,513       2,072         3,007           -0-       19,467       (38,902)          -0-

Total sales and
  transfers........$860,322    $1,172,870    $529,936    $2,358,606    $1,627,156    $ 167,945     $ (38,902)   $6,677,933


Operating income
  (loss) of industry
  segments.........$ 27,172    $  126,047    $ 17,019    $   20,608    $  (33,637)   $  (2,410)                 $  154,799

Equity in net income
  (loss) of investees
  (Note 4).........$    (41)   $   15,466    $    155    $   (4,404)   $      -0-    $    (298)                 $   10,878

General corporate
  expenses..........                                                                                               (66,229)

Other corporate
  income............                                                                                                26,281

Interest  expense...                                                                                               (51,485)

Minority interest...                                                                                                 4,522

Income tax expense..                                                                                                (4,890)

Net income..........                                                                                            $   73,876

Identifiable assets at
  August 31, 1994..$306,366    $  357,178    $ 92,767    $  395,159    $  341,367    $  62,301                  $1,555,138

Investment in and
  advances to
  investees........$    746    $   76,439    $  1,761    $   13,927    $      -0-    $   8,560                  $  101,433

Corporate assets....                                                                                               270,060

Total assets........                                                                                            $1,926,631


Provision for
  depreciation and
  amortization.....$  9,911    $   14,700    $  3,815    $   16,776    $    4,011    $   7,982     $   5,765    $   62,960


Capital expenditures
  (including $16.9
  million of capital
  assets of
  businesses
  acquired)........$ 14,399    $   14,136    $  4,508    $   19,040    $    6,256    $  26,051     $   2,274    $   86,664


1995
Sales to unaffiliated
  customers........$876,776    $1,171,389    $467,695    $2,692,892    $1,906,191    $ 141,926     $     -0-    $7,256,869

Transfers between
  segments.........   2,877         6,547         940         3,100           -0-       29,100       (42,564)          -0-

Total sales and
  transfers........$879,653    $1,177,936    $468,635    $2,695,992    $1,906,191    $ 171,026     $ (42,564)   $7,256,869

Operating income
  (loss) of industry
  segments.........$ (8,029)   $  198,720    $ 10,061    $   77,060    $   17,942    $  (2,373)                 $  293,381

Equity in net income
  (loss) of investees
  (Note 4).........$    168    $   22,096    $    130    $      823    $      688    $  (1,120)                 $   22,785

General corporate
  expenses..........                                                                                               (80,054)

Other corporate
  income............                                                                                                19,934

Interest  expense...                                                                                               (53,862)

Minority interest...                                                                                                (9,757)

Income tax expense..                                                                                               (29,628)

Net income..........                                                                                            $  162,799

Identifiable assets at
  August 31, 1995..$313,478    $  410,979    $ 93,438    $  491,257    $  525,032    $  59,108                  $1,893,292


Investment in and
  advances to
  investees........$    953    $   80,805    $  1,497    $      325    $      120    $   9,304                  $   93,004

Corporate assets....                                                                                               199,647

Total assets........                                                                                            $2,185,943

Provision for
  depreciation and
  amortization.....$  9,858    $   15,530    $  4,319    $   21,891    $    5,156    $   5,308     $   7,076    $   69,138


Capital
  expenditures     $ 27,638    $   23,845    $  5,766    $   32,219    $      905    $   7,504     $  28,986    $  126,863


1996
Sales to
  affiliated
  customers......$1,058,258    $1,336,307    $569,869    $3,220,996    $3,472,009    $ 131,148     $     -0-    $9,788,587

Transfers between
  segments.........   3,351         1,402         923         2,959           -0-       33,255       (41,890)          -0-

Total sales and
  transfers........$1,061,609  $1,337,709    $570,792    $3,223,955    $3,472,009    $ 164,403     $ (41,890)   $9,788,587

Operating income
  (loss)
  of industry
  segments.........$    4,990  $  179,008    $ 12,952    $   65,953    $  (18,993)   $  (5,085)                 $  238,825

Equity in net
  income (loss) of
  investees
  (Note 4).........$      (98) $   41,899    $    382    $      -0-    $      (10)   $  (1,081)                 $   41,092

General corporate
  expenses.........                                                                                                (91,194)

Other corporate
  income...........                                                                                                 29,278

Interest  expense..                                                                                                (62,445)

Minority interest..                                                                                                 (7,383)

Income tax expense.                                                                                                (21,755)

Net income.........                                                                                             $  126,418

Identifiable assets at
  August 31, 1996..$433,352    $  438,559    $107,267    $  618,122    $  492,919    $  64,403                  $2,154,622

Investment in and
  advances to
  investees........$    611    $  136,959    $  3,399    $       18    $      468    $   7,016                  $  148,471

Corporate assets...                                                                                                265,353

Total assets.......                                                                                             $2,568,446

Provision for
  depreciation and
  amortization.....$ 11,024    $   16,797    $  4,625    $   26,438    $    5,729    $   6,171     $   6,957    $   77,741

Capital
  expenditures
  (Including $29.9
  million of
  capital
  assets of
  businesses
  acquired)........$ 42,075    $   37,296    $  5,083    $   84,493    $   15,084    $  10,603     $  27,342    $  221,976

(13) SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

     The Company extends credit to its customers on terms generally no more favorable than standard terms of sale for the industries it serves. A substantial portion of the Company's receivables are concentrated in the agricultural industry. Collection of these receivables may be dependent upon economic returns from farm crop and livestock production. The Company's credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

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

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


     Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.
Except as follows, the fair market value of the Company's financial instruments approximates the carrying value:

                                                       August 31, 1995                     August 31, 1996
                                                  Carrying                            Carrying
                                                   Amount          Fair Value          Amount          Fair Value
                                                                    (Amounts in Thousands)
FINANCIAL ASSETS:
Notes receivable from investees,
  20% to 50% owned............................ $       4,218     $     3,747        $     1,443       $     1,454
National Bank for Cooperatives................        27,000            ****             24,913              ****
Other cooperatives:
  Equities....................................        27,728            ****             27,187              ****
  Notes receivable............................        19,600          17,327             17,757            17,073

FINANCIAL LIABILITIES:
Subordinated capital investment certificates
and subordinated monthly
income certificates........................... $    (299,995)    $  (304,450)       $  (324,105)      $  (317,476)


****Investments in National Bank for Cooperatives and other cooperatives' equities which have been purchased are carried at cost and equities received as patronage refunds are carried at par value, less provisions for other than temporary impairment. The Company believes it is not practicable to estimate the fair value of these equities because there is no established market for these equities and estimated future cash flows, which are largely dependent on the future equity redemptions policy of each cooperative, are not determinable.


     The estimated fair value of notes receivable has been determined by discounting future cash flows using a market interest rate.

     The estimated fair value of the subordinated debt certificates was calculated using a discount rate equal to the interest rate on subordinated debt certificates with similar maturities currently offered for sale by the Company. The carrying amounts of the Company's other debt borrowings approximate their fair market value.


(15) RELATED PARTY TRANSACTIONS

     The Company has a 50% interest in two manufacturers of phosphate products, Farmland Hydro, L.P. and SF Phosphates Limited Company, and a 50% interest in a distributor of crop production products, WILFARM, LLC. During 1994, 1995 and 1996, the Company purchased $83.1 million, $106.2 million and $117.4 million, respectively, of product from these ventures. Accounts payable includes $4.8 million and $2.9 million due to these ventures at August 31, 1995 and 1996, respectively. The Company also has notes receivable from these ventures in the amount of $16.6 million and $12.9 million at August 31, 1995 and 1996, respectively.


(16) OTHER INCOME

     In May 1996, the Company sold its interest in a communications joint venture, Broadcast Partners. The sale resulted in a gain before income taxes of $10.9 million, which has been included in the caption "Other income (deductions): Other, net" in the Company's 1996 Consolidated Statement of Operations.

     In June 1993, the Company filed a lawsuit against 43 insurance carriers and other parties (the "Defendants") seeking declaratory judgments regarding the Defendants' insurance coverage obligations for environmental remediation costs. The Company negotiated settlements with 20, 2 and 3 insurance companies in 1994, 1995 and 1996, respectively. As part of the settlements, the Company provided the Defendants with releases of various possible environmental obligations. As a result of these settlements, the Company received cash payments in 1994, 1995 and 1996 of $13.6 million, $0.3 million and $0.5 million, respectively, and included such amounts in the caption "Other income (deductions): Other, net" in the Consolidated Statement of Operations for the years ended.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors of Farmland are as follows:
                                                           Total
                                                          Years
                                              Expiration   of
                      Age as of   Positions   of Present  Service
                      August 31,  Held With    Term as    as Board
 Name                   1996       Farmland    Director    Member  Business Experience During Last Five Years

Albert J. Shivley         53     Chairman of   1998        12      General Manager--American Pride Co-op
                                  the Board                        Association, Brighton, Colorado, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

H. D. Cleberg             57    President and  1997         6      Mr. Cleberg has been with Farmland since
                                    Chief                          1968.  He was named as president-elect in
                                  Executive                        February 1991 and became President in April
                                   Officer                         1991.  From September 1990 to January 1991 he
                                                                   served as Senior Vice President and Chief
                                                                   Operating Officer, Agricultural Group.  From
                                                                   April 1989 to August 1990 he served as
                                                                   Executive Vice President, Operations.

Otis H. Molz              65    Vice Chairman  1997        13      Producer--Deerfield, Kansas.  Mr. Molz has
                                  and Vice                         served as Chairman of the Board of the
                                  President                        National Bank for Cooperatives since January
                                                                   1993.  He served as Chairman of the Board of
                                                                   Directors of Farmland Industries, Inc. from
                                                                   December 1991 to December 1992.  He served as
                                                                   First Vice President of the National Bank for
                                                                   Cooperatives from January 1990 to January of
                                                                   1993.  He was Second Vice Chairman from
                                                                   January 1, 1989 to January 1, 1990.

Lyman Adams, Jr.          45                   1998         4      General Manager--Cooperative Grain and
                                                                   Supply, Hillsboro, Kansas, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Ronald J. Amundson        52                   1997         8      General Manager--Central Iowa Cooperative,
                                                                   Jewell, Iowa, a local cooperative association
                                                                   of farmers and ranchers.

Baxter Ankerstjerne       60                   1996         6      Producer--Peterson, Iowa.  Since December
                                                                   1988 Mr. Ankerstjerne has served as Chairman
                                                                   of the Board of Directors of Farmers
                                                                   Cooperative, Association, Marathon, Iowa, a
                                                                   local cooperative association of farmers and
                                                                   ranchers.

Jody Bezner               55                   1997         5      Producer--Texline, Texas.

Richard L. Detten         62                   1996         9      Producer--Ponca City, Oklahoma.

Steven Erdman             46                   1998         4      Producer--Bayard, Nebraska.

Warren Gerdes             48                   1998         3      General Manager--Farmers Cooperative Elevator
                                                                   Company, Buffalo Lake, Minnesota, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Ben Griffith              47                   1998         7      General Manager--Central Cooperatives, Inc.,
                                                                   Pleasant Hill, Missouri, a local cooperative
                                                                   association of farmers and ranchers.

Gail D. Hall              54                   1997         8      General Manager--Lexington Cooperative Oil
                                                                   Company, Lexington, Nebraska, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Jerome Heuertz            55                   1997         2      General Manager--Farm Service Cooperative,
                                                                   Council Bluffs, Iowa, a local cooperative
                                                                   association of farmers and ranchers.

Barry Jensen              51                   1996         6      Producer--White River, South Dakota.
                                                                   Mr. Jensen currently serves as a Director,
                                                                   and was President from May 1989 to May 1993,
                                                                   of Farmers Co-op Oil Association, Winner,
                                                                   South Dakota, a local cooperative association
                                                                   of farmers and ranchers.

Ron Jurgens               58                   1998         1      General Manager-Agri Co-op in Holdrege,
                                                                   Nebraska, a local cooperative association of
                                                                   farmers and ranchers.

Greg Pfenning             47                   1997         4      Producer--Hobart, Oklahoma.  Director of
                                                                   Hobart & Roosevelt Cooperative, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Vonn Richardson           63                   1996         9      Producer--Plains, Kansas.  President of The
                                                                   Plains Equity Exchange and Cooperative Union,
                                                                   Plains, Kansas, a local cooperative
                                                                   association of farmers and ranchers.

Monte Romohr              43                   1996         6      Producer--Gresham, Nebraska.  From March 1988
                                                                   to March 1991, Mr. Romohr served as President
                                                                   of Farmers Co-op Business Association,
                                                                   Shelby, Nebraska, a local cooperative
                                                                   association of farmers and ranchers.

Joe Royster               44                   1996         3      General Manager--Dacoma Farmers Cooperative,
                                                                   Inc., Dacoma, Oklahoma, a local cooperative
                                                                   association of farmers and ranchers.

Raymond J. Schmitz        65                   1996         9      Producer--Baileyville, Kansas.

Frank Wilson              50                   1998         1      General Manager-Elkhart Farmers Co-op
                                                                   Association, Elkhart, Texas, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Robert Zinkula            66                   1996         6      Producer--Mount Vernon, Iowa.  Secretary and
                                                                   Treasurer of Linn Cooperative Oil Company,
                                                                   Marion, Iowa, a local cooperative association
                                                                   of farmers and ranchers.

     Directors are elected for a term of three years by the shareholders of Farmland at its annual meeting. The expiration dates for such three-year terms are sequenced so that about one-third of the Board of Directors is elected each year. H. D. Cleberg is serving as director-at-large; the remaining 21 directors were elected from nine geographically defined districts. The executive committee consists of Ronald Amundson, Ben Griffith, Otis Molz, Monte Romohr, Albert Shivley and H. D. Cleberg. With the exception of H. D. Cleberg, President and Chief Executive Officer, members of the executive committee serve as chairman of standing committees of the Board of Directors as follows: Ronald Amundson, corporate responsibility committee; Ben Griffith, audit committee; Otis Molz, compensation committee; Monte Romohr, finance committee; and Albert Shivley, nominating committee.

   The executive officers of Farmland are:


                     Age as of
                    August 31,
Name                     1996             Principal Occupation and Other Positions

J. F. Berardi            53    Executive Vice President and Chief Operating Officer, Grain Businesses - Mr.
                                 Berardi joined Farmland March 1992, serving as Executive Vice President and
                                 Chief Financial Officer.  He was appointed to his present position in July 1996.
                                 He served as Executive Vice President and Treasurer of Harcourt Brace
                                 Jovanovich, Inc., a diversified Fortune 200 company, and was a member of its
                                 Board of Directors from 1988 until 1990.

T. M. Campbell           46    Executive Vice President and Chief Financial Officer - Mr. Campbell jointed
                                 Farmland August 1992, serving as Vice President and Treasurer.  He was appointed to his present position in August 1996.  He served as Vice President and
                                 Assistant Treasurer of Harcourt Brace Jovanovich, Inc., a diversified Fortune
                                 200 company, from 1986 to 1992.

H. D. Cleberg            57    President and Chief Executive Officer - Mr. Cleberg has been with Farmland since
                                 1968.  He was appointed to his present position effective April 1991.  From
                                 September 1990 to March 1991 he served as Senior Vice President and Chief
                                 Operating Officer.  From April 1989 to August 1990 he served as Executive Vice
                                 President, Operations.  Prior to April 1989 he held several executive management positions with Farmland.

S. P. Dees               53    Executive Vice President, Business Development and International Marketing - Mr.
                                 Dees joined Farmland in 1984, serving as Vice President and General Counsel, Law and Administration.  He was appointed to his present position in September 1995.
                                 From September 1993 to September 1995 he served as Executive Vice President,
                                 Farmland and Director General of Farmland Industrias, S.A. de C.V.  From October
                                 1990 to September 1993 he served as Executive Vice President, Administrative
                                 Group and General Counsel.

 G. E. Evans             52    Executive Vice President and Chief Operating Officer, Livestock and Meat
                                 Businesses - Mr. Evans has been with Farmland since 1971.  He was appointed to his present position in September 1995.  From January 1992 to September 1995 he
                                 served as Senior Vice President, Agricultural Production Marketing/Processing.
                                 From April 1991 to January 1992 he served as Senior Vice President, Agricultural
                                 Inputs.  He served as Executive Vice President, Agricultural Marketing from
                                 October 1990 to March 1991.

 R. W. Honse             53    Executive Vice President and Chief Operating Officer, Ag Input Businesses - Mr.
                                 Honse has been with Farmland since 1983.  He was appointed to his present position in September 1995.  From January 1992 to September 1995, he served as
                                 Executive Vice President, Agricultural Inputs Operations.  From October 1990 to
                                 January 1992 he served as Executive Vice President, Agricultural Operations.

B. L. Sanders            55    Senior Vice President and Corporate Secretary - Dr. Sanders has been with Farmland since 1968.  He was appointed to his present position in September 1991.  From
                                 April 1990 to September 1991 he served as Vice President, Strategic Planning and
                                 Development.  From October 1987 to March 1990 he served as Vice President,
                                 Planning.

                             EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to the Company in all capacities during 1994, 1995 and 1996.

                                                                                                     Long-Term
                                                      Annual Compensation                          Compensation
                                     Year                           Employee        Other Annual          LTIP
Name and Principal Position         Ending         Salary           Variable        Compensation        Payouts
                                  August 31                       Compensation
                                                                      Plan

H. D. Cleberg,                       1994        $     439,728     $     338,481     $         -0-     $         -0-
President and                        1995        $     456,218     $     346,944     $         -0-     $         -0-
Chief Executive Officer              1996        $     497,713     $     356,485     $         -0-     $   1,296,482

G. E. Evans,                         1994        $     278,304     $     217,761     $         -0-     $         -0-
Executive Vice President and         1995        $     283,988     $     217,761     $         -0-     $         -0-
Chief Operating Officer              1996        $     298,848     $     216,121     $         -0-     $     648,241
Livestock and Meat Businesses

R. W. Honse,                         1994        $     251,532     $     205,206     $         -0-     $         -0-
Executive Vice President and         1995        $     280,248     $     210,337     $         -0-     $         -0-
Chief Operating Officer              1996        $     303,364     $     216,121     $         -0-     $     648,241
Ag Input Businesses

J. F. Berardi,                       1994        $     216,252     $     146,576     $         -0-     $         -0-
Executive Vice President and         1995        $     226,914     $     150,241     $         -0-     $         -0-
Chief Operating Officer,             1996        $     244,770     $     154,372     $         -0-     $     549,204
Grain Businesses

S. P. Dees,                          1994        $     205,066     $     119,093     $     124,138(a)  $         -0-
Executive Vice President             1995        $     211,000     $     122,070     $     127,878(a)  $         -0-
Business Development and             1996        $     236,765     $     125,427     $       5,357(a)  $     459,171
International Marketing

(a)Mr. Dees received a differential remuneration and reimbursements in 1994, 1995 and 1996 for taxes in connection with foreign assignments. Mr. Dees' foreign assignment ended in September 1995.


     An Annual Employee Variable Compensation Plan, a Management Long-Term Incentive Plan and an Executive Deferred Compensation Plan have been established by the Company to meet the competitive salary programs of other companies, and to provide a method of compensation which is based on the Company's performance.

     Under the Company's Annual Employee Variable Compensation Plan, all regular salaried employees' total compensation is based on a combination of base and variable pay. The variable compensation payment is dependent upon the employee's position, the performance of the Company for the fiscal year or other performance criteria of the individual's operating unit. Variable compensation is awarded only in years that the Company achieves a threshold performance level as approved each year by the Board of Directors. The Company intends for its total cash compensation (base plus variable) to be competitive, recognizing that in the event the Company fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates. This system of variable compensation allows the Company to keep its fixed costs (base salaries) lower and only increase payroll costs consistent with the Company's ability to pay. Distributions under this plan are made annually after the close of each fiscal year.

     During 1996, under the Company's Management Long-Term Incentive Plan for 1996 through 1998, certain management employees became eligible for future payments (contingent on satisfying the terms and conditions of the Plan as set forth below herein) including those executives set forth below.

       (A)                 (B)                    (C)                Estimated Future Payouts Under Non-Stock
                                                                                 Price Based Plans

                   Number of Shares,     Performance or Other           (D)              (E)             (F)
       Name          Units or Other     Period Until Maturation      Threshold       Target (2)      Maximum (2)
                       Rights (1)              or Payout

                                                                              (Amounts in Thousands)
H. D. Cleberg                                 1996 - 1998             $   392

G. E. Evans                                   1996 - 1998             $   196

R. W. Honse                                   1996 - 1998             $   196

J. F. Berardi                                 1996 - 1998             $   153

S. P. Dees                                    1996 - 1998             $   139


(1) Rights in the incentive pool are expressed as a minimum percentage of the total pool. See discussion contained below herein.

(2) Not applicable as payouts are based on a percentage of aggregate income; the plan does not specify a target or maximum payment. See discussion contained below herein.

     Under the Management Long-Term Incentive Plan, certain of the Company's management employees are paid cash incentive amounts determined by a formula which takes into account the level of management and the aggregate income of the Company over a three year period. The Management Long-Term Incentive Plan provides for three year performance and reward cycles and, in general, participants must be active employees of the Company at the end of the cycle in order to receive payment of the award with respect to such cycle. Periods currently covered by the Management Long-Term Incentive Plan are: 1995 through 1997 ("1997 Plan"); 1996 through 1998 ("1998 Plan") and 1997 through 1999 ("1999
Plan"). The income threshold ("Threshold") for the three year period of the 1997 Plan, the 1998 Plan and 1999 Plan is $235,043,000, $393,481,000 and
$541,768,000, respectively. For each plan, if the aggregate income is less than the Threshold or if the sum of the cash returned to members during the 1997 Plan, the 1998 Plan and the 1999 Plan, as patronage refunds, redemptions under the base capital plan, estate settlement plans and special allocated equity redemption plans is less than $61,938,000, $90,000,000 and $147,285,000, respectively, subject to the following sentence, no payment will occur with respect to such plan. The Board of Directors may, in its sole discretion, amend or discontinue the Management Long-Term Incentive Plan, adjust or cancel any awards otherwise payable thereunder should the Company incur a loss in the final year of any performance cycle or impact the goals and rewards of the plan by approving for inclusion or exclusion in the calculation of performance results the financial results of extraordinary events occurring during the cycle. Subject to the preceding sentence, if aggregate income equals or exceeds the Threshold and the cash returned to members equals or exceeds the specified amounts, then .83% of aggregate income for the 1997 Plan, the 1998 Plan and the 1999 Plan is allocated to an incentive pool for each such plan from which awards to management will be paid. Absent a significant change in their status, in which event such percentages may be adjusted, of the amount, if any, allocated to the incentive pool Messrs. Cleberg, Evans, Honse, Berardi and Dees will receive at least : 12%, 6% 6%, 5.6% and 4.25%, respectively, for the 1997 Plan; 12%, 6%, 6%, 6% and 4.25%, respectively, for the 1998 Plan; and 11.2%, 5.6%,
5.6%, 5.6% and 4.0%, respectively, for the 1999 Plan.

     The Company's Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their bonus compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by the Company on any subordinated debt certificate sold during the year. Payment of an employee's account balance shall, at the employee's election, be a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the years 1994, 1995 and 1996 are included in the cash compensation table.

     The Company established the Farmland Industries, Inc. Employee Retirement Plan (the "Plan") in 1986 for all employees whose customary employment is at the rate of at least 1,000 hours per year. Participation in the Plan is optional prior to age 34, but mandatory thereafter. Approximately 6,890 active and 7,640 inactive employees were participants in the Plan on August 31, 1996. The Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 65, or a reduced income beginning as early as age 55. The Plan also contains provisions for death and disability benefits. The Plan has been determined qualified under the Internal Revenue Code. The Plan is administered by a committee appointed by the Board of Directors, and all funds of the Plan are held by a bank trustee in accordance with the terms of the trust agreement. It is the present intent to continue this plan indefinitely. The Company's funding policy is to make the maximum annual contributions to the Plan's trust fund that can be deducted for federal income tax purposes. Company contributions made to the Plan for the years ended August 31, 1994, 1995 and 1996 were $2.9 million, $5.3 million and $12.2 million, respectively.

     Payments to participants in the Plan are based upon length of participation and compensation reported to the Plan for the four highest of the last ten years of employment. Compensation for this purpose includes base salary and compensation earned under the Company's Annual Employee Variable Compensation Plan discussed above. However, at the present time, the maximum compensation (per participant) which may be covered by a qualified pension plan is limited to $150,000 ($160,000 for the plan year beginning in 1997) annually and the maximum retirement benefit which may be paid by such plan is limited to $120,000 ($125,000 for the limitation year beginning in 1997) annually by the Internal Revenue Code ("IRC").

     The Company established the Farmland Industries, Inc. Supplemental Executive Retirement Plan ("SERP") effective January 1, 1994. The SERP is intended to supplement the retirement income of executive participants in the Farmland Industries, Inc. Employee Retirement Plan whose retirement benefit would otherwise be reduced because of the limitation of the IRC on the amount of annual salary which can be included in the computation of retirement income (currently $150,000) or the amount of annual retirement benefit which may be paid by a qualified retirement plan (currently $120,000).

     The Board of Directors has appointed an Administrative Committee to administer the SERP. The Company purchased cash value life insurance polices on the lives of certain plan participants to recover its cost of providing benefits under the SERP. The Company owns these insurance policies and has the sole right to name policy beneficiaries. The total SERP premiums charged to operations for the years ended August 31, 1994, 1995 and 1996 were $0.4 million, $0.6 million and $-0-, respectively.

     The Company's obligation to pay supplemental retirement benefits under the SERP is limited to the aggregate cash value of the life insurance policies designated by the Administrative Committee as policies of the SERP. If the benefit payments under this Plan for a year would, when added to all prior benefit payments made from this Plan, exceed (a) the total cash value, on August 31 of the preceding year, of the policies designated by the Administrative Committee, increased by (b) any previous reductions in cash value caused by withdrawals from the policies by the Corporation, each Participant's payment shall be reduced.

     The following table sets forth, for compensation levels up to $150,000, the estimated annual benefits payable at age 62 for members of the Retirement Plan, which benefits are not reduced by virtue of Social Security payments. The following table also sets forth, for compensation levels exceeding $150,000, the combined estimated annual benefits payable under the Retirement Plan and SERP for each of the first 10 years following retirement (no SERP payouts are to be made after 10 years) assuming: retirement occurs on or after age 62; the portion of the employee's benefit lost (due to the IRC limitations), which would have been provided by the employer's contribution to the Retirement Plan, is 85%; the employee lives for 10 years after retirement; and, the aggregate payments under the SERP are less than the cash value of life insurance policies designated (see above) as SERP policies.


  Final Average                                       Years of Service
       Wage                     15                    20                    25                    30

   $       100,000       $        26,250       $        35,000       $        43,750       $        52,500
           125,000                32,812                43,750                54,687                65,625
           150,000                39,375                52,500                65,625                78,750
           200,000                46,813                62,417                78,021                93,625
           250,000                54,250                72,333                90,417               108,500
           300,000                61,688                82,250               102,813               123,375
           350,000                69,125                92,167               115,209               138,250
           400,000                76,563               102,083               127,604               153,125
           450,000                84,000               112,000               140,000               168,000
           500,000                91,437               121,917               152,396               182,875
           600,000               106,313               141,750               177,188               212,626
           700,000               121,188               161,584               201,980               242,376
           800,000               136,063               181,417               226,771               272,126
           900,000               150,938               201,251               251,564               301,876
         1,000,000               165,813               221,083               276,355               331,626


     The following table sets forth the credited years of service for certain executive officers of the Company at August 31, 1996.

                  Name                   Years of Creditable Service

                 H. D. Cleberg                       31
                 G. E. Evans                         22
                 R. W. Honse                         22
                 J. F. Berardi                        4
                 S. P. Dees                          12


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of the Company or any of its subsidiaries, served as members of the Company's compensation committee during 1996. Messrs. Lyman Adams, Jody Bezner, Warren Gerdes, Gail Hall and Otis Molz. Mr. Molz was Chairman of the Board of the Company from December 1991 to December 1992. No executive officer of the Company (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of the Company, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of the Company, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

COMPENSATION OF DIRECTORS

     Directors' compensation consists of payment of three hundred dollars ($300.00) per day of attendance at the Board of Directors or committee meetings, plus reimbursement of necessary expenses incurred in connection with their official duties.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Farmland's equity consists of preferred shares, common shares, associate common shares and capital credits. Only the common shares have voting rights.

     At August 31, 1996, no person was known by Farmland to be the beneficial owner of more than five percent of Farmland's common shares.

     At August 31, 1996, none of the directors of Farmland and the executive officers listed under the first table under "Executive Compensation" above, either individually or as a group, beneficially owned in excess of one percent of any class of Farmland's equity.



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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  Listing of Financial Statements and Exhibits

     (1)  FINANCIAL STATEMENTS

           Consolidated Balance Sheets, August 31,  1995 and 1996

           Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 1996

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 1996

           Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 1996

           Notes to Consolidated Financial Statements

     (2)  EXHIBITS


      ARTICLES OF INCORPORATION AND BYLAWS:

  3.A Articles of Incorporation and Bylaws of Farmland Industries, Inc.
      effective December 1, 1994. (Incorporated by Reference - Form 10-K, filed November 28, 1995)

      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
      INDENTURES:

  4.(i)A Trust Indenture dated November 20, 1981, as amended January 4, 1982, including specimen of Demand Loan Certificates. (Incorporated by Reference - Form S-1, No. 2-75071, effective January 7, 1982)

  4.(i)B Trust Indenture dated November 8, 1984, as amended January 3, 1985, including specimen of 10-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

      4.(i)B(1)    Amendment Number 2, dated December 3, 1991, to Trust
               Indenture dated November 8, 1984 as amended January 3, 1985 covering Farmland Industries, Inc.'s 10-Year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form SE, dated December 3, 1991)

  4.(i)C Trust Indenture dated November 8, 1984, as amended January 3, 1985, including specimen of 5-year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

      4.(i)C(1)    Amendment Number 2, dated December 3, 1991, to Trust
               Indenture dated November 8, 1984 as amended January 3, 1985 covering Farmland Industries, Inc.'s 5-Year Subordinated Capital Investment Certificates. (Incorporated by Reference - Form SE, dated December 3, 1991)

  4.(i)D Trust Indenture dated November 8, 1984, as amended January 3, 1985 and November 20, 1985, including specimen of 10-year Subordinated Monthly Income Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

  4.(i)E  Trust Indenture dated November 11, 1985 including specimen of the
      5-year Subordinated Monthly Income Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 33-1970, effective December 31, 1985)

  4.(ii)A Credit Agreement between Farmland Industries, Inc. and various banks dated May 15, 1996, (Incorporated by Reference - Form 10-Q filed July 15,
      1996)


      The Registrant agrees to furnish to the Commission upon request copies of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

      MATERIAL CONTRACTS:

      LEASE CONTRACTS:

 10.(i)A  Leveraged lease dated September 6, 1991, among the First National
      Bank of Chicago, not individually but solely as Trustee for AT&T Commercial Finance Corporation, The Boatmen's National Bank of St. Louis, Firstier Bank, N.A. and Norwest Bank Minnesota, National Association and Farmland Industries, Inc. in the amount of $73,153,000. (Incorporated by Reference - Form SE, filed December 3, 1991)

 10.(i)B Leveraged lease dated March 17, 1977, among the First National Bank of Commerce as Trustee for General Electric Credit Corporation as Beneficiary and Farmland Industries, Inc. in the amount of $51,909,257.90. (Incorporated by Reference - Form S-1, No. 2-60372, effective December 22, 1977)

      MANAGEMENT REMUNERATIVE PLANS:

 10.(iii)A  Annual Employee Variable Compensation Plan (September 1, 1996-August
            31, 1997)

 10.(iii)B  Farmland Industries, Inc. Management Long-Term Incentive Plan
            (Effective September 1, 1994)(Incorporated by Reference - Form 10-K,
             filed November 28, 1995)

             10.(iii)B(1) Exhibit E (Fiscal years 1997 through 1999)

 10.(iii)C  Farmland Industries, Inc. Supplemental Executive Retirement Plan
            (Effective January 1, 1994) (Incorporated by Reference - Form 10-K, filed November 28, 1995)

             10.(iii)C(1) Resolution Approving the Revision of Appendix A and
                          Appendix

 10.(iii)D  Farmland Industries, Inc. Executive Deferred Compensation Plan (As
            Amended and Restated Effective November 1, 1996)

 21.  Subsidiaries of the Registrant

 24.  Power of Attorney

 27.  Financial Data Schedule

(B)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FARMLAND INDUSTRIES, INC. HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON NOVEMBER 27, 1996.

                              FARMLAND INDUSTRIES, INC.


                              BY /s/  TERRY M. CAMPBELL

                                   Terry M. Campbell
                              Executive Vice President and
                                Chief Financial Officer


                              BY  /s/  ROBERT B. TERRY

                                    Robert B. Terry
                              Vice President and General Counsel


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED FOR THE FOLLOWING PERSONS ON BEHALF OF FARMLAND INDUSTRIES, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED PURSUANT TO VALID POWER OF ATTORNEY EXECUTED ON OCTOBER 23, 1996.


  Signature                                        Title                                         Date


           *                                       Chairman of Board                     November 27, 1996
   Albert J. Shivley                                  and Director

          *                                           President,                         November 27, 1996
     H. D. Cleberg                              Chief Executive Officer
                                                      and Director
                                             (Principal Executive Officer)

           *                                     Vice Chairman of Board                  November 27, 1996
      Otis H. Molz                                    and Director

           *                                            Director                         November 27, 1996
    Lyman Adams, Jr.

           *                                            Director                         November 27, 1996
   Ronald J. Amundson

           *                                            Director                         November 27, 1996
  Baxter Ankerstjerne

           *                                            Director                         November 27, 1996
      Jody Bezner

           *                                            Director                         November 27, 1996
   Richard L. Detten

           *                                            Director                         November 27, 1996
     Steven Erdman

           *                                            Director                         November 27, 1996
     Warren Gerdes

           *                                            Director                         November 27, 1996
      Ben Griffith

           *                                            Director                         November 27, 1996
      Gail D. Hall

           *                                            Director                         November 27, 1996
     Jerome Heuertz

           *                                            Director                         November 27, 1996
      Barry Jensen

           *                                            Director                         November 27, 1996
      Ron Jurgens

           *                                            Director                         November 27, 1996
     Greg Pfenning

           *                                            Director                         November 27, 1996
    Vonn Richardson

           *                                            Director                         November 27, 1996
      Monte Romohr

           *                                            Director                         November 27, 1996
      Joe Royster

           *                                            Director                         November 27, 1996
   Raymond J. Schmitz

           *                                            Director                         November 27, 1996
      Frank Wilson

           *                                            Director                         November 27, 1996
     Robert Zinkula


 /s/  TERRY M. CAMPBELL                         Executive Vice President                 November 27, 1996
   Terry M. Campbell                          and Chief Financial Officer
                                             (Principal Financial Officer)

    /s/  MERL DANIEL                         Vice President and Controller               November 27, 1996
      Merl Daniel                            (Principal Accounting Officer)

*BY            /s/  TERRY M. CAMPBELL

                 Terry M. Campbell
                  Attorney-in-Fact