Form 10-Q
period 1996-11-30
FARMLAND INDUSTRIES INC
filed 1997-01-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                                      Commission File
November 30,  1996                                      Number 2-67985



                           FARMLAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



Kansas                                                        44-0209330
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
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                  August 31              November 30
                                                                     1996                   1996
                                                                        (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade................................  $        624,002        $        622,573
  Inventories (Note 2).......................................           736,620                 729,653
  Other current assets.......................................           101,748                  85,799

       Total Current Assets..................................  $      1,462,370        $      1,438,025

Investments and Long-Term Receivables (Note 4)...............  $        241,124        $        249,073

Property, Plant and Equipment:
  Property, plant and equipment, at cost.....................  $      1,506,460        $      1,526,552
     Less accumulated depreciation and
     amortization............................................           789,236                 800,706

  Net Property, Plant and Equipment..........................  $        717,224        $        725,846

Other Assets.................................................  $        147,728        $        154,789


Total Assets.................................................  $      2,568,446        $      2,567,733

FN>
See accompanying Notes to Consolidated Financial Statements.



                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            LIABILITIES AND EQUITIES

                                                                           August 31            November 30
                                                                              1996                  1996

                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $       30,944         $     132,075
    Demand loan certificates........................................             40,099                37,970
    Short-term notes payable .......................................            315,428               199,355
    Current maturities of long-term debt ...........................             41,080                39,529
    Accounts payable - trade........................................            392,436               368,463
    Customers' allowances on product purchases......................             17,007               119,064

    Other current liabilities.......................................            303,326               216,667

        Total Current Liabilities...................................     $    1,140,320         $   1,113,123

Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      616,258         $     618,976
    Other long-term liabilities.....................................             35,983                33,359

        Total Long-Term Liabilities.................................     $      652,241         $     652,335

Deferred Income Taxes...............................................     $        6,709         $      10,575

Minority Owners' Equity in Subsidiaries.............................     $       13,845                12,614

Net Income (Note 1).................................................     $            0         $      23,892

Capital Shares and Equities:
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................            414,503               467,874
    Earned surplus and other equities...............................            340,828               287,320

        Total Capital Shares and Equities...........................     $      755,331         $     755,194

Contingent Liabilities and Commitments (Note 3)

Total Liabilities and Equities......................................     $    2,568,446         $   2,567,733

See accompanying Notes to Consolidated Financial Statements.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                       November 30           November 30
                                                                          1995                  1996
                                                                             (Amounts in Thousands)
Sales..........................................................      $     2,156,949        $    2,389,279
Cost of sales..................................................            2,009,590             2,272,215

Gross income...................................................      $       147,359        $      117,064

Selling, general and administrative expenses...................      $        81,261        $       94,312

Other income (deductions):
   Interest expense............................................      $       (14,289)       $      (16,019)
   Other, net..................................................                4,185                 9,131

Total other income (deductions)................................      $       (10,104)       $       (6,888)

Income before income taxes, equity in net income of investees and minority owners' interest in
    net (income) loss of subsidiaries..........................      $        55,994        $       15,864

Income tax  expense............................................              (12,162)               (3,051)

Income before equity in net income of investees and minority owners' interest in net (income) loss
    of subsidiaries............................................      $        43,832        $       12,813
Equity in net income of investees
   (Note 4)....................................................                9,832                10,002

Minority owners' interest in net (income) loss
   of subsidiaries.............................................               (1,380)                1,077

Net income ....................................................      $        52,284        $       23,892

See accompanying Notes to Consolidated Financial Statements.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                               November 30 1995    November 30 1996
                                                                                     (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................     $    52,284          $    23,892
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization..........................................          17,749               22,822
     Equity in net income of investees......................................          (9,832)             (10,002)
    Other...................................................................           3,908                4,843
    Changes in operating assets and operating liabilities,
      net of acquisitions:
       Accounts receivable..................................................         (73,314)                (869)
       Inventories..........................................................         (34,934)               6,827
       Other assets.........................................................         (26,599)              22,128
       Accounts payable.....................................................          71,319              (23,973)
       Advances on product purchases........................................          69,613              102,057
       Other liabilities....................................................           3,726              (59,785)

Net cash provided by operating activities...................................     $    73,920          $    87,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments and collection of
  notes receivable..........................................................     $     1,335          $     1,968
Acquisition of investments and notes receivable.............................         (11,878)             (34,251)
Capital expenditures........................................................         (41,905)             (30,163)
Acquisition of other long-term assets.......................................          (3,046)              (6,947)
Proceeds from sale of fixed assets..........................................             799                4,182
Distributions from joint ventures...........................................             487               28,868
Other.......................................................................          (2,145)              (3,515)

Net cash used in investing activities.......................................     $   (56,353)         $   (39,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in demand loan certificates..................................     $      (597)         $    (2,129)
Proceeds from bank loans and notes payable..................................         107,316               88,127
Payments of bank loans and notes payable....................................        (123,171)            (191,217)
Proceeds from issuance of subordinated debt certificates....................          11,525               30,216
Payments for redemption of subordinated debt certificates...................         (11,487)             (16,493)
Net increase in checks and drafts outstanding...............................          58,901              101,130
Payments for redemption of equities.........................................         (23,380)             (25,258)
Payments of patronage refunds and dividends.................................         (32,594)             (32,459)
Other, increase (decrease)..................................................          (4,080)                   1

Net cash used in financing activities.......................................     $   (17,567)         $   (48,082)

Net increase in cash and cash equivalents...................................     $        -0-        $        -0-
Cash and cash equivalents at beginning of period............................              -0-                 -0-

Cash and cash equivalents at end of period..................................     $        -0-        $        -0-

See accompanying Notes to Consolidated Financial Statements.

                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  INTERIM FINANCIAL STATEMENTS

      Unless the context requires otherwise, (i) "Farmland" or the "Company" herein refers to Farmland Industries, Inc. and its consolidated subsidiaries,
(ii) all references herein to "year" or "years" are to fiscal years ended August 31 and (iii) all references herein to "members" are to persons eligible to receive patronage refunds from Farmland including voting members, associate members and other patrons with which Farmland has a currently effective patronage refund agreement.

      Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal and subject to price volatility. Historically, the majority of farm supply products are sold in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer. Summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the three months ended November 30, 1996 should not be annualized to project a full year's results.

      The information included in these Condensed Consolidated Financial Statements of Farmland reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

      In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed as patronage refunds to members of Farmland. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for members. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and in Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying November 30, 1996 Condensed Consolidated Balance Sheet.


 (2) INVENTORIES

      Major components of inventories at August 31, 1996 and November 30, 1996 are as follows:

                                                   August 31               November 30
                                                      1996                     1996
                                                         (Amounts in Thousands)
Finished and in-process products..............  $     620,794              $  592,283
Materials.....................................         58,526                  74,459
Supplies......................................         57,300                  62,911

                                                $     736,620              $  729,653




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

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $217.2 million, before tax benefits of the interest deduction, through November 30, 1996), or $303.0 million in the aggregate at November 30, 1996. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $7.1 million), or $12.1 million in the aggregate at November 30, 1996. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

        The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Credit Agreement (the "Agreement"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had the obligation related to such unresolved issues been due and payable on November 30, 1996, Farmland's borrowing capacity under the Agreement would have been adequate to finance the liability. However, Farmland's capacity to finance such an adverse decision with borrowings under the Agreement will depend substantially on the financial effects of future operating events and on its ability to satisfy the financial covenants in the Agreement.

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

      The Company currently is aware of probable obligations for environmental matters at 39 properties. At November 30, 1996, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated property of $16.6 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at November 30, 1996. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $21.2 million.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has four closure and four post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.1 million at August 31, 1996 (and is in addition to the $16.6 million accrual and the $21.2 million discussed in the prior paragraphs). Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made.


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the three months ended November 30, 1995 and November 30, 1996 is as follows:

                                                November 30            November 30
                                                    1995                   1996
                                                      (Amounts in Thousands)
Net sales..................................... $     138,236          $      229,080
Net income.................................... $      19,362          $       20,576
Farmland's equity in net income............... $       9,832          $       10,002



  The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited (expected to commence production in 1998) and a 50% equity interest in a distributor of crop protection products, WILFARM, LLC.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      The information contained herein and the Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its debt securities (the ''continuous debt program'') and bank lines of credit.

     The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding subordinated debt certificates. During the three months ended November 30, 1996, the outstanding balance of demand loan and subordinated debt certificates increased $11.7 million.

     In May 1996, Farmland entered into a five year Credit Agreement (the "Agreement") with various participating banks. The Agreement provides a $1.1 billion facility, subject to compliance with financial covenants as set forth in the Agreement, consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.

     Farmland pays commitment fees under the Agreement equal to 1/10 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with the Agreement's financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined therein. The short-term credit provisions of the Agreement are subject to review and renewal annually by the lenders and the Company. The next renewal date is in May 1997. Management believes that the short-term commitment will be renewed. The Agreement matures in May 2001.

     At November 30, 1996, under the Agreement the Company had short-term borrowings of $151.6 million, long-term borrowings of $150.0 million and $61.1 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks. As of November 30, 1996, under the short-term credit the Company had capacity to finance additional working capital of $480.1 million and under the long-term credit provisions the Company had capacity to borrow up to an additional $257.2 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at November 30, 1996, $14.9 million was borrowed.

     National Beef Packing Company, L.P. ("NBPC") maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10.0 million). At November 30, 1996, $90.0 million was available under this facility of which $62.9 million was borrowed and $0.6 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     Tradigrain, which conducts international grain trading operations, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1996, such borrowings totaled $47.7 million.

     Leveraged leasing has been used to finance railcars and a substantial portion of the Company's fertilizer production equipment.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, additional financing arrangements are continuously evaluated.

     Major uses of cash during the three months ended November 30, 1996 include:
$64.4 million for capital expenditures and acquisition of investments;
$32.5 million for patronage refunds and dividends distributed from income of the 1996 fiscal year; $25.3 million for the redemption of equities under the Farmland base capital plan and for other allocated equity redemptions; and net payments of bank loans and notes payable of $103.1 million. Major sources of cash include: $87.9 million from operations (including receipts of $102.1 million from advanced payments by customers on product purchases, principally plant nutrients which are expected to be shipped later in the current fiscal year); $28.9 million in distributions from joint ventures; and $101.1 million from an increase in the balance of checks and drafts outstanding.

     In 1993, the IRS issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See Note 3 of the Notes to the Condensed Consolidated Financial Statements (which is incorporated herein by reference).


RESULTS OF OPERATIONS

   GENERAL

     Operating results for any quarter are not necessarily indicative of the results expected for the full year. The principal businesses of the Company are highly seasonal and subject to price volatility. Historically, the majority of farm supply products are sold in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer. Summer is the lowest sales period for pork products. In view of the seasonality of the Company's businesses, it must be emphasized that the results for the three months ended November 30, 1996 should not be annualized to project a full year's results.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1995

   SALES

     Sales for the three months ended November 30, 1996 increased $232.3 million, or 10.8%, compared with the prior period primarily reflecting $143.4 million higher sales of agricultural output products and $94.9 million higher sales of farm production input products.

     The increased sales of output businesses includes $131.1 million higher sales of the food processing and marketing segment and $12.3 million higher sales of grain. Approximately half of the sales increase in the food processing and marketing business was attributable to acquisitions of additional pork slaughter and processing facilities subsequent to the first quarter of 1996.
The remainder of this sales increase primarily results from increases in pork and beef unit prices. The increased sales of grain reflects primarily higher grain prices largely offset by a 9.5% decrease in unit sales.

     On the input side of the Company's business, sales of the petroleum and feed segments in the three months ended November 30, 1996 increased $124.1 million and $24.0 million, respectively, compared with the prior year, and sales of the crop production segment decreased $53.2 million. The petroleum sales increase was the result of increases in unit sales and prices and feed sales increased primarily due to higher prices. Crop production sales decreased primarily due to lower unit sales resulting from a relatively wet and cold fall season in the geographic area served by the Company.

   NET INCOME

     Net income for the three months ended November 30, 1996 decreased $28.4 million compared with the prior period. This decrease was principally attributable to lower operating income in crop production and food processing and marketing of $25.2 million and $21.1 million, respectively. The impact of these decreases on net income was partially offset by a $7.9 million increase in petroleum's operating income and by a $9.1 million decrease in the provision for income taxes.

     Operating income in the crop production business decreased reflecting primarily the adverse impact of higher natural gas prices on nitrogen unit margins. The lower nitrogen unit margins, combined with lower unit sales of nitrogen- and phosphate-based plant nutrients, resulted in lower operating income.

     Operating income of the food processing and marketing business for the three months ended November 30, 1996 decreased $21.1 million compared to the prior period. This decline resulted primarily from decreased margins and increased selling and administrative costs related to operating the additional pork slaughter and processing facilities.

     Operating income for the petroleum business was $6.1 million for the three months ended November 30, 1996 compared with an operating loss of $1.8 million for the three months ended November 30, 1995. This improvement was due, in part, to the adverse effect on last year's operating income of an extended turnaround and, in part, to a short-term improvement in the spread between the cost of crude oil and the selling price of refined products combined with higher unit sales of refined products.

     Selling, general and administrative ("SG&A") expenses increased
$13.1 million, or 16.1%, over the prior period. SG&A expenses directly connected to business segments increased approximately $13.6 million (primarily food processing and marketing relating to the acquisition of the additional pork slaughtering and processing facilities) and these expenses have been included in the determination of net income of the business segments. General corporate expenses not identified to business segments decreased $0.5 million, or 2.6%.

     The decrease in income before taxes is the primary reason for the $9.1 million decrease in the provision for income taxes.

     The level of operating income in the crop production, petroleum and food processing and marketing businesses are, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients, crude oil in the case of petroleum and live hogs and cattle in the food processing and marketing business). These price and cost factors are beyond the control of the Company's management and are volatile. Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. The Company's cash flow and income may be volatile as conditions affecting agriculture generally and the costs and markets for the Company's products change.


RECENT ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" ("Statement 121"), which was issued by the Financial Accounting Standards Board in March 1995. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of the Company's implementation of Statement 121 at September 1, 1996 was insignificant.


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

8.Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments, and environmental remediation costs in excess of reserves.
9.The factors identified in "Business and Properties - Business - Business Risk
  Factors" included in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.


                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended November 30, 1996.

        Exhibit No.                         Description of Exhibits


        3.A Articles of Incorporation and Bylaws of Farmland Industries, Inc. effective December 5, 1996.

         27         Financial Data Schedule

(B)  NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED NOVEMBER 30,
     1996.



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

Date:   January 14, 1997