Form 10-Q
period 1997-02-28
FARMLAND INDUSTRIES INC
filed 1997-04-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                                      Commission File
February 28, 1997                                       Number 2-67985



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    No

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  August 31              February 28
                                                                     1996                   1997

                                                                        (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade................................  $        624,002        $        571,011
  Inventories (Note 2).......................................           736,620                 828,016
  Other current assets.......................................           101,748                  92,785


       Total Current Assets..................................  $      1,462,370        $      1,491,812




Investments and Long-Term Receivables (Note 4)...............  $        241,124        $        256,381



Property, Plant and Equipment:
  Property, plant and equipment, at cost.....................  $      1,506,460        $      1,555,891
     Less accumulated depreciation and
     amortization............................................           789,236                 815,007


  Net Property, Plant and Equipment..........................  $        717,224        $        740,884



Other Assets.................................................  $        147,728        $        161,865


Total Assets.................................................  $      2,568,446        $      2,650,942


FN>
See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                           August 31            February 28
                                                                              1996                  1997

                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $       30,944         $      73,202
    Demand loan certificates........................................             40,099                28,052
    Short-term notes payable .......................................            315,428               298,038
    Current maturities of long-term debt ...........................             41,080                35,057
    Accounts payable - trade........................................            392,436               344,808
    Customers' allowances on product purchases......................             17,007               207,664
    Other current liabilities.......................................            303,326               185,746


        Total Current Liabilities...................................     $    1,140,320         $   1,172,567


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      616,258         $     633,260
    Other long-term liabilities.....................................             35,983                34,190


        Total Long-Term Liabilities.................................     $      652,241         $     667,450


Deferred Income Taxes...............................................     $        6,709         $      11,433


Minority Owners' Equity in Subsidiaries.............................     $       13,845         $      13,806


Net Income (Note 1).................................................     $            0         $      30,434
Capital Shares and Equities:
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................     $      414,503         $     468,113
    Earned surplus and other equities...............................            340,828               287,139


        Total Capital Shares and Equities...........................     $      755,331         $     755,252



Contingent Liabilities and Commitments (Note 3)


Total Liabilities and Equities......................................     $    2,568,446         $   2,650,942


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Six Months Ended

                                                                       February 29           February 28
                                                                          1996                  1997

                                                                             (Amounts in Thousands)
Sales..........................................................      $     4,356,078        $    4,523,002
Cost of sales..................................................            4,102,967             4,309,445


Gross income...................................................      $       253,111        $      213,557


Selling, general and administrative expenses...................      $       172,460        $      183,196


Other income (deductions):
   Interest expense............................................      $       (29,594)       $      (30,406)
   Other, net..................................................                7,724                15,660

Total other income (deductions)................................      $       (21,870)       $      (14,746)


Income before income taxes, equity in net income of investees and minority owners' interest in
    net income of subsidiaries.................................      $        58,781        $       15,615

Income tax  expense............................................              (12,767)               (1,912)


Income before equity in net income of investees and minority owners' interest in net income
    of subsidiaries............................................      $        46,014        $       13,703
Equity in net income of investees (Note 4).....................               20,269                17,106

Minority owners' interest in net income
   of subsidiaries.............................................               (1,146)                 (375)


Net income ....................................................      $        65,137        $       30,434



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended

                                                                       February 29           February 28
                                                                          1996                  1997

                                                                             (Amounts in Thousands)
Sales..........................................................      $     2,199,129        $    2,133,723
Cost of sales..................................................            2,093,377             2,037,230


Gross income...................................................      $       105,752        $       96,493


Selling, general and administrative expenses...................      $        91,199        $       88,884


Other income (deductions):
   Interest expense............................................      $       (15,305)       $      (14,387)
   Other, net..................................................                3,539                 6,529

Total other income (deductions)................................      $       (11,766)       $       (7,858)


Income (loss) before income taxes, equity in net income of
  investees and minority owners' interest in
    net (income) loss of subsidiaries..........................      $         2,787        $         (249)

Income tax  (expense) benefit..................................                 (605)                1,139


Income before equity in net income of investees and minority owners' interest in net (income) loss
    of subsidiaries............................................      $         2,182        $          890
Equity in net income of investees
   (Note 4)....................................................               10,437                 7,104

Minority owners' interest in net (income) loss
   of subsidiaries.............................................                  234                (1,452)


Net income ....................................................      $        12,853        $        6,542



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                               February 29 1996    February 28 1997
                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................     $    65,137          $    30,434
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization..........................................          36,428               44,741
     Equity in net income of investees......................................         (20,269)             (17,106)
    Other...................................................................           4,373                7,459
    Changes in operating assets and operating liabilities,
      net of acquisitions:
       Accounts receivable..................................................        (102,517)              50,466
       Inventories..........................................................        (232,518)             (91,536)
       Other assets.........................................................         (20,578)               6,616
       Accounts payable.....................................................          91,329              (47,628)
       Advances on product purchases........................................         168,886              190,658
       Other liabilities....................................................          18,386              (49,099)

Net cash provided by operating activities...................................     $     8,657          $   125,005


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments and collection of
  notes receivable..........................................................     $     7,771          $    13,126
Acquisition of investments and notes receivable.............................         (13,068)             (45,476)
Capital expenditures........................................................        (100,552)             (78,030)
Acquisition of businesses...................................................         (32,438)                 -0-
Proceeds from sale of fixed assets..........................................           1,158                5,159
Distributions from joint ventures...........................................          10,418               34,013
Other.......................................................................          (5,167)              (3,516)

Net cash used in investing activities.......................................     $  (131,878)         $   (74,724)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand loan certificates.........................     $     1,519          $   (12,047)
Proceeds from bank loans and notes payable..................................         458,654              164,481
Payments of bank loans and notes payable....................................        (332,896)            (211,512)
Proceeds from issuance of subordinated debt certificates....................          26,545               49,907
Payments for redemption of subordinated debt certificates...................         (20,949)             (25,629)
Net increase in checks and drafts outstanding...............................          55,572               42,258
Payments for redemption of equities.........................................         (27,280)             (25,285)
Payments of patronage refunds and dividends.................................         (32,662)             (32,504)
Other, increase (decrease)..................................................          (5,282)                  50

Net cash provided by (used in) financing activities.........................     $   123,221          $   (50,281)


Net increase in cash and cash equivalents...................................     $       -0-          $       -0-
Cash and cash equivalents at beginning of period............................             -0-                  -0-

Cash and cash equivalents at end of period..................................     $       -0-          $       -0-

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

      In view of the seasonality of the Company's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

      The information included in these Condensed Consolidated Financial Statements of Farmland reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

      The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for the Company's products change.

      In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed as patronage refunds to members of Farmland. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland during the year with or for members. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and in Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying February 28, 1997 Condensed Consolidated Balance Sheet.


 (2) INVENTORIES

      Major components of inventories at August 31, 1996 and February 28, 1997 are as follows:

                                                   August 31               February 28
                                                      1996                     1997
                                                         (Amounts in Thousands)
Finished and in-process products..............  $     620,794          $    687,432
Materials.....................................         58,526                79,691
Supplies......................................         57,300                60,893

                                                $     736,620          $    828,016







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

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $225.5 million, before tax benefits of the interest deduction, through February 28, 1997), or $311.3 million in the aggregate at February 28, 1997. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $7.4 million), or $12.4 million in the aggregate at February 28, 1997. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

        The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Credit Agreement (the "Agreement"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had the obligation related to such unresolved issues been due and payable on February 28, 1997, Farmland's borrowing capacity under the Agreement would have been adequate to finance the liability. However, Farmland's capacity to finance such an adverse decision with borrowings under the Agreement will depend substantially on the financial effects of future events and on the Company's continued ability to satisfy the financial covenants in the Agreement.

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

      The Company currently is aware of probable obligations for environmental matters at 37 properties. At February 28, 1997, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated property of $17.0 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at February 28, 1997. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $19.2 million.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has four closure and four post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.2 million at February 28, 1997 (and is in addition to the $17.0 million accrual and the $19.2 million discussed in the prior paragraphs). Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made.


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the six months ended February 29, 1996 and February 28, 1997 is as follows:

                                                February 29            February 28
                                                    1996                   1997
                                                      (Amounts in Thousands)
Net sales..................................... $     367,928          $      447,147
Net income.................................... $      40,634          $       34,799
Farmland's equity in net income............... $      20,269          $       17,106




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

     The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding subordinated debt certificates. During the six months ended February 28, 1997, the outstanding balance of demand loan and subordinated debt certificates increased $12.2 million.
     In May 1996, Farmland entered into a five year Credit Agreement (the "Agreement") with various participating banks. The Agreement provides a $1.1 billion facility, subject to compliance with financial covenants as set forth in the Agreement, consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.

     Farmland pays commitment fees under the Agreement equal to 1/10 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with the Agreement's financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined therein. The short-term credit provisions of the Agreement are subject to review and renewal annually by the lenders and the Company. The next renewal date is in May 1997. Management believes that the short-term commitment will be renewed substantially as currently structured.
The Agreement matures in May 2001.

     At February 28, 1997, under the Agreement the Company had short-term borrowings of $207.0 million and long-term borrowings of $170.0 million. In addition, $55.9 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks. As of February 28, 1997, under the short-term credit the Company had capacity to finance additional working capital of $419.7 million and under the long-term credit provisions the Company had capacity to borrow up to an additional $247.6 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at February 28, 1997, $14.4 million was borrowed.

     National Beef Packing Company, L.P. ("NBPC") maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10.0 million). At February 28, 1997, $105.0 million was available under this facility of which $42.8 million was borrowed and $0.6 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and to such group of banks to support its borrowings.

     Tradigrain, which conducts international grain trading operations, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At February 28, 1997, such borrowings totaled $91.0 million.

     Leveraged leasing has been used to finance railcars and a substantial portion of the Company's fertilizer production equipment.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, additional financing arrangements are continuously evaluated.

     Major uses of cash during the six months ended February 28, 1997 include:
$78.0 million for capital expenditures; $47.0 million to reduce outstanding bank loans and other notes payable; $45.5 million for acquisition of investments and notes receivable; $32.5 million for patronage refunds and dividends distributed from income of the 1996 fiscal year; $25.3 million for the redemption of equities under the Farmland base capital and other equity redemption plans and $12.0 million for redemption of demand loan certificates. Major sources of cash include: $125.0 million from operations (including receipts of $190.7 million from advance payments by customers on product purchases, principally plant nutrients which are expected to be shipped later in the current fiscal year); $34.0 million from cash distributions of joint ventures; $24.3 million of net proceeds from issuance of subordinated debt certificates; $13.1 million from the sale of investments and collections on notes and $42.3 million from an increase in the balance of checks and drafts outstanding.

     In 1993, the IRS issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See Note 3 of the Notes to the Condensed Consolidated Financial Statements (which is incorporated herein by reference).


RESULTS OF OPERATIONS

   GENERAL

     In view of the seasonality of the Company's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year. Historically, the majority of farm supply products are sold in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer. Summer is the lowest sales period for pork products.

     The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for the Company's products change.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO SIX MONTHS ENDED FEBRUARY 29, 1996

     For the six months ended February 28, 1997, the Company had sales of $4.5 billion compared with sales of $4.4 billion for the same period last year. Net income for the six months ended February 28, 1997 decreased $34.7 million from the prior year period.

   SALES

     Sales for the six months ended February 28, 1997 increased $166.9 million,
or 3.8%, compared with the same period last year.    The increase includes
$159.1 million higher sales of farm production input products and $17.0 million higher sales of agricultural output products, partly offset by $9.2 million lower sales of other products and services.

     On the input side of the Company's business, sales of the petroleum and feed segments in the six months ended February 28, 1997 increased $206.4 million and $33.9 million, respectively, compared with the same period last year and sales of crop production products decreased $81.2 million. The petroleum sales increase primarily reflects increases in gasoline, distillates, diesel and propane unit sales and prices. The unit sales increase resulted principally from an expansion project at the Company's refinery in Coffeyville, Kansas which came on stream in July 1996. Sales of the feed business increased primarily due to increased market prices of feed grains and grain processing by-products. Sales of crop production products decreased primarily due to lower unit sales attributable to weather patterns last fall which limited farming activities in the Company's primary trade territory.

     The increased sales of output businesses consists of $181.9 million higher sales of the food processing and marketing segment offset by a $164.9 million decrease in grain sales. The sales increase in the food processing and marketing business is primarily attributable to acquisitions of additional pork slaughter and processing facilities subsequent to the first quarter of 1996 combined with slightly higher prices for pork and beef. The decreased sales of grain primarily reflects decreased unit sales.

   NET INCOME

     Net income for the six months ended February 28, 1997 decreased $34.7 million compared with the same period in the prior year. This decrease was principally attributable to decreased operating income in crop production ($27.5 million) and food processing and marketing ($24.1 million). The impact of these decreases on net income was partially offset by a $7.9 million increase in other income and by a $10.9 million decrease in the provision for income taxes, as explained below.

     Operating income in the crop production business for the six months ended February 28, 1997 decreased $27.5 million compared to the prior period reflecting the effects of decreased unit margins and unit sales. The decline of unit margins is mostly attributable to the adverse impact of higher natural gas prices on unit costs.

     Operating income of the food processing and marketing business for the six months ended February 28, 1997 decreased $24.1 million compared to the prior period. Selling and administrative costs, primarily related to operating the additional pork slaughter and processing facilities, increased $14.1 million. The remainder of the decline is primarily attributable to higher live hog prices which resulted in lower gross margins.

     Operating income for the petroleum business was $1.4 million for the six months ended February 28, 1997 compared with an operating loss of $2.6 million for the six months ended February 29, 1996. This improvement was due, in part, to the adverse effect on last year's operating income of an extended turnaround and, in part, to a short-term improvement in the spread between crude oil costs and refined products selling prices combined with higher unit sales of refined products in the six months ended February 28, 1997.

     Selling, general and administrative ("SG&A") expenses increased
$10.7 million, or 6.2%, from the prior period. SG&A expenses directly connected to business segments increased approximately $14.3 million and these expenses have been included in the determination of operating income of the business segments. This increase is primarily in the food processing and marketing business and relates to acquisitions of additional pork slaughtering and processing facilities. General corporate expenses not identified to business segments decreased $3.6 million, or 8.7%.

     An increase in income generated by sales to patrons, as a percentage of total income, resulted in a lower effective tax rate. The $10.9 million decrease in the provision for income taxes is primarily attributable to the decreased effective tax rate combined with the decrease in income before taxes.

     The level of operating income in the crop production, petroleum and food processing and marketing businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients, crude oil in the case of petroleum and live hogs and cattle in the food processing and marketing business). These price and cost factors are beyond the control of the Company's management and are volatile. Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. The Company's cash flow and income may be volatile as conditions affecting agriculture generally and the costs and markets for the Company's products change.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1996.

   SALES

     Sales for the three months ended February 28, 1997 decreased $65.4 million, or 3.0%, compared with the prior period primarily reflecting a $177.2 million decrease in grain sales as a result of both lower volume and lower unit prices, partially offset by a $82.2 million increase in petroleum sales resulting principally from an expansion of production capacity of Farmland's refinery in Coffeyville, Kansas.

   NET INCOME

     Net income for the three months ended February 28, 1997, decreased $6.3 million compared with the corresponding period of the prior year. Except for the petroleum business, the decrease was principally attributable to the factors discussed above for the six months comparison.

     The petroleum business had an operating income of $6.1 million for the three months ended November 30, 1996, an operating loss of $4.7 million for the three months ended February 28, 1997 and an operating loss of $.8 million in the three months ended February 29, 1996. Operating results for the three months ended February 28, 1997, decreased from the same period last year, primarily because costs of crude oil and other materials increased and such increases were not fully recovered despite increases in production volume, unit sales and selling prices.

     The level of operating income in the crop production, petroleum and food processing and marketing businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients, crude oil in the case of petroleum and live hogs and cattle in the food processing and marketing business). These price and cost factors are beyond the control of the Company's management and are volatile. Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. The Company's cash flow and income may be volatile as conditions affecting agriculture generally and the costs and markets for the Company's products change.


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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement include important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, the assumed facts or bases almost always vary from actual results, and the differences between the assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have reasonable bases, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements.

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

4.Factors affecting the export of U.S. agricultural produce (including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world production and demand).

5.Factors affecting supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities.

6.Regulatory delays and other unforeseeable obstacles beyond the Company's control that may affect growth strategies through acquisitions and investments in joint ventures.

7.Competitors in various segments may be larger, may offer more varied products or may possess greater financial and other resources than the Company.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended February 28, 1997.

        Exhibit No.        Description of Exhibits

          27        Financial Data Schedule


   (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED FEBRUARY 28, 1997.
                                   SIGNATURES

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

Date:   April 14, 1997