Form 10-Q
period 1997-05-31
FARMLAND INDUSTRIES INC
filed 1997-07-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                                      Commission File
May 31, 1997                                            Number 2-67985



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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      August 31                 May 31
                                                                         1996                    1997

                                                                        (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade................................  $        624,002        $        621,254
  Inventories (Note 2).......................................           736,620                 634,906
  Other current assets.......................................           101,748                  77,293


       Total Current Assets..................................  $      1,462,370        $      1,333,453




Investments and Long-Term Receivables (Note 4)...............  $        241,124        $        269,895



Property, Plant and Equipment:
  Property, plant and equipment, at cost.....................  $      1,506,460        $      1,583,024
     Less accumulated depreciation and
     amortization............................................           789,236                 818,856


  Net Property, Plant and Equipment..........................  $        717,224        $        764,168



Other Assets.................................................  $        147,728        $        156,338


Total Assets.................................................  $      2,568,446        $      2,523,854


FN>
See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                             August 31               May 31
                                                                                1996                  1997

                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $       30,944         $      40,697
    Demand loan certificates........................................             40,099                29,296
    Short-term notes payable .......................................            315,428               326,303
    Current maturities of long-term debt ...........................             41,080                77,319
    Accounts payable - trade........................................            392,436               342,035
    Accrued payroll.................................................             48,893                58,377
    Other current liabilities.......................................            271,440               198,436


        Total Current Liabilities...................................     $    1,140,320         $   1,072,463


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      616,258         $     533,822
    Other long-term liabilities.....................................             35,983                35,453


        Total Long-Term Liabilities.................................     $      652,241         $     569,275


Deferred Income Taxes...............................................     $        6,709         $      20,193


Minority Owners' Equity in Subsidiaries.............................     $       13,845         $      16,604


Net Income (Note 1).................................................     $            0         $      90,026
Capital Shares and Equities:
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................     $      414,503         $     468,323
    Earned surplus and other equities...............................            340,828               286,970


        Total Capital Shares and Equities...........................     $      755,331         $     755,293



Contingent Liabilities and Commitments (Note 3)


Total Liabilities and Equities......................................     $    2,568,446         $   2,523,854


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Nine Months Ended

                                                                         May 31                May 31
                                                                          1996                  1997

                                                                             (Amounts in Thousands)
Sales..........................................................      $     7,025,162        $    6,942,766
Cost of sales..................................................            6,613,048             6,558,793


Gross income...................................................      $       412,114        $      383,973


Selling, general and administrative expenses...................      $       273,987        $      285,810


Other income (deductions):
   Interest expense............................................      $       (44,731)       $      (46,686)
   Other, net..................................................               13,993                19,384

Total other income (deductions)................................      $       (30,738)       $      (27,302)


Income before income taxes, equity in net income of investees and minority owners' interest in
    net income of subsidiaries.................................      $       107,389        $       70,861

Income tax  expense............................................              (23,637)               (9,252)


Income before equity in net income of investees and minority owners' interest in net income
    of subsidiaries............................................      $        83,752        $       61,609
Equity in net income of investees (Note 4).....................               34,159                31,044

Minority owners' interest in net income
   of subsidiaries.............................................               (3,959)               (2,627)


Net income ....................................................      $       113,952        $       90,026



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended

                                                                         May 31                May 31
                                                                          1996                  1997

                                                                             (Amounts in Thousands)
Sales..........................................................      $     2,669,084        $    2,419,764
Cost of sales..................................................            2,510,081             2,249,348


Gross income...................................................      $       159,003        $      170,416


Selling, general and administrative expenses...................      $       101,527        $      102,614


Other income (deductions):
   Interest expense............................................      $       (15,137)       $      (16,280)
   Other, net..................................................                6,269                 3,724

Total other income (deductions)................................      $        (8,868)       $      (12,556)


Income before income taxes, equity in net income of investees and minority owners' interest in
    net (income) loss of subsidiaries..........................      $        48,608        $       55,246

Income tax  (expense)..........................................              (10,870)               (7,340)


Income before equity in net income of investees and minority owners' interest in net (income) loss
    of subsidiaries............................................      $        37,738        $       47,906
Equity in net income of investees
   (Note 4)....................................................               13,890                13,938

Minority owners' interest in net (income) loss
   of subsidiaries.............................................               (2,813)               (2,252)


Net income ....................................................      $        48,815        $       59,592



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended

                                                                                    May 31              May 31
                                                                                     1996                1997

                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................     $   113,952          $    90,026
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization..........................................          55,868               67,952
     Equity in net income of investees......................................         (34,159)             (31,044)
     Other..................................................................          14,329               18,091
    Changes in operating assets and operating liabilities,
      net of acquisition of businesses
       Accounts receivable..................................................        (156,578)              (1,434)
       Inventories..........................................................         (38,785)             101,052
       Other assets.........................................................         (25,746)              21,644
       Accounts payable.....................................................         101,897              (50,401)
       Accrued payroll......................................................           4,022                9,484
       Other liabilities....................................................          66,151               23,957

Net cash provided by operating activities...................................     $   100,951          $   249,327


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments and collection of
  notes receivable..........................................................     $    22,806          $    23,745
Acquisition of investments and notes receivable.............................         (14,347)             (45,961)
Capital expenditures........................................................        (143,738)            (131,609)
Acquisition of businesses...................................................         (32,438)                  -0-
Distributions from joint ventures...........................................          14,644               40,972
Other.......................................................................          (3,934)               2,562

Net cash used in investing activities.......................................     $  (157,007)         $  (110,291)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand loan certificates.........................     $    12,940          $   (10,802)
Proceeds from bank loans and notes payable..................................         459,201              229,443
Payments of bank loans and notes payable....................................        (343,529)            (346,386)
Proceeds from issuance of subordinated debt certificates....................          43,421               68,800
Payments for redemption of subordinated debt certificates...................         (30,744)             (32,651)
Net increase (decrease) in checks and drafts outstanding....................         (19,168)               9,753
Payments for redemption of equities.........................................         (27,436)             (25,320)
Payments of patronage refunds and dividends.................................         (32,745)             (32,515)
Other financing sources which provided (used) cash..........................          (5,884)                 642

Net cash provided by (used in) financing activities.........................     $    56,056          $  (139,036)


Net increase in cash and cash equivalents...................................     $        -0-        $        -0-
Cash and cash equivalents at beginning of period............................              -0-                 -0-

Cash and cash equivalents at end of period..................................     $        -0-        $        -0-

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

      In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed as patronage refunds to members of Farmland. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland with or for members during the year. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and in Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying May 31, 1997 Condensed Consolidated Balance Sheet.


 (2) INVENTORIES

      Major components of inventories at August 31, 1996 and May 31, 1997 are as follows:

                                                   August 31                  May 31
                                                      1996                     1997

                                                         (Amounts in Thousands)
Finished and in-process products..............  $     620,794           $     502,265
Materials.....................................         58,526                  73,529
Supplies......................................         57,300                  59,112

                                                $     736,620           $     634,906


(3)  CONTINGENCIES

  (A)  TAX LITIGATION

      In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

      On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as patronage-sourced income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that, among other things, Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million from dispositions of certain other assets.

      On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $234.2 million, before tax benefits of the interest deduction, through May 31, 1997), or $320.0 million in the aggregate at May 31, 1997. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $7.8 million), or $12.8 million in the aggregate at May 31, 1997. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection. The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company.

      In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Credit Agreement (the "Agreement"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had the obligation related to such unresolved issues been due and payable on May 31, 1997, Farmland's borrowing capacity under the Agreement would have been adequate to finance the liability. However, Farmland's capacity to finance such an adverse decision with borrowings under the Agreement will depend substantially on the financial effects of future events and on the Company's continued ability to satisfy the financial covenants in the Agreement.

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


  (B)  ENVIRONMENTAL MATTERS

      The Company currently is aware of probable obligations under state and federal environmental laws at 38 properties. At May 31, 1997, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated property of $17.4 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at May 31, 1997. In the opinion of management, it is reasonably possible for such costs to be approximately an additional $19.8 million.

      The environmental accrual discussed above covers certain matters in connection with which the Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") or a responsible party ("RP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has four closure and four post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.2 million at May 31, 1997 (and is in addition to the $17.4 million accrual and the $19.8 million discussed in the prior paragraphs). Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs. The Company accrues these liabilities when plans for termination of plant operations have been made.


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the nine months ended May 31, 1996 and May 31, 1997 is as follows:

                                                   May 31                 May 31
                                                    1996                   1997
                                                      (Amounts in Thousands)
Net sales..................................... $     866,169          $1,013,802

Net income.................................... $      68,440          $   61,310

Farmland's equity in net income............... $      34,159          $   31,044


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

     The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and five- and ten-year subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type of debt certificate offered and by options of Farmland to call for redemption certain of its outstanding subordinated debt certificates. During the nine months ended May 31, 1997, the outstanding balance of demand loan and subordinated debt certificates increased
$25.3 million.

     In May 1996, Farmland entered into a five year Credit Agreement (the "Agreement") with various participating banks. The Agreement provides a $1.1 billion facility, subject to compliance with financial covenants as set forth in the Agreement, consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million. During May 1997, the short-term commitment was renewed. The Agreement matures in May 2001.

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

     At May 31, 1997, under the Agreement the Company had short-term borrowings of $206.6 million and long-term borrowings of $100.0 million. In addition, $55.0 million was being utilized to support letters of credit issued on behalf of Farmland by participating banks. As of May 31, 1997, under the short-term credit the Company had capacity to finance additional working capital of $413.9 million and under the long-term credit provisions the Company had capacity to borrow up to an additional $324.5 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at May 31, 1997, $13.7 million was borrowed.

     National Beef Packing Company, L.P. ("NBPC") maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10.0 million). At May 31, 1997, $105.0 million was available under this facility of which $37.0 million was borrowed and $0.6 million was utilized to support letters of credit. In addition, NBPC has incurred certain long-term borrowings from Farmland. NBPC has pledged certain assets to Farmland and to such group of banks to support its borrowings.

     Tradigrain, which conducts international grain trading operations, has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At May 31, 1997, such borrowings totaled $119.6 million.

     Leveraged leasing is used to finance railcars, barges and a substantial portion of the Company's fertilizer production equipment.

     In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     Major uses of cash during the nine months ended May 31, 1997 include:
$131.6 million for capital expenditures; $116.9 million to reduce outstanding bank loans and other notes payable; $46.0 million for acquisition of investments and notes receivable; $32.5 million for patronage refunds and dividends distributed from income of the 1996 fiscal year; $25.3 million for the redemption of equities under the Farmland base capital and other equity redemption plans and $10.8 million for redemption of demand loan certificates. Major sources of cash include: $249.3 million from operations (including a $101.1 million reduction in inventories, primarily grain); $41.0 million from cash distributions of joint ventures; $36.1 million of net proceeds from issuance of subordinated debt certificates; $23.7 million from the sale of investments and collections on notes and $9.8 million from an increase in the balance of checks and drafts outstanding.

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


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MAY 31, 1997 COMPARED TO NINE MONTHS ENDED MAY 31, 1996

     For the nine months ended May 31, 1997, the Company had sales of $6.9 billion compared with sales of $7.0 billion for the same period last year. Net income for the nine months ended May 31, 1997 decreased $23.9 million from the prior year period.

   SALES

     Sales for the nine months ended May 31, 1997 decreased $82.4 million, or
1.2%, compared with the same period last year.    This decrease primarily
reflects a $679.7 million decrease in grain sales as a result of both lower volume and lower unit prices, substantially offset by increased sales for all other businesses.

     On the input side of the Company's business, sales of the petroleum, feed and crop production segments in the nine months ended May 31, 1997 increased $245.0 million, $44.9 million and $10.1 million, respectively, compared with the same period last year. The 32.2% increase in petroleum sales primarily reflects increases in gasoline, distillates, diesel and propane unit sales and prices. The unit sales increase resulted principally from an expansion project at the Company's refinery in Coffeyville, Kansas which came on stream in July 1996. Feed business sales increased 10.4% primarily due to increased market prices of feed grains. Sales of crop production products increased by 1% as slightly higher phosphate unit sales and nitrogen unit prices were mitigated by slightly lower nitrogen unit sales and phosphate unit prices.

     Sales in the food processing and marketing business increased $313.5 million. This increase is primarily attributable to acquisitions of additional pork slaughter and processing facilities during March and July of 1996 combined with slightly higher prices for pork and beef. As discussed previously, sales in the grain business decreased by $679.7 million. The decreased sales of grain primarily reflects decreases in both unit sales and unit prices.


   NET INCOME

     Net income for the nine months ended May 31, 1997 decreased $23.9 million compared with the same period in the prior year. This decrease was principally attributable to decreased operating income in all major businesses except petroleum.

     Operating income for the petroleum business increased $19.9 million for the nine months ended May 31, 1997 compared with the prior period. This improvement was due, in part, to a short-term improvement in the spread between crude oil costs and refined products selling prices and, in part, to improvements which have increased the refinery's capacity and which have enabled the refinery to process a higher proportion of sour crude.

     Operating income in the crop production business for the nine months ended May 31, 1997 decreased $25.8 million compared to the prior period reflecting the effects of decreased unit margins. The decline of unit margins is mostly attributable to higher unit costs which increased as a result of higher natural gas prices.

     Operating income of the food processing and marketing business for the nine months ended May 31, 1997 decreased $22.7 million compared to the prior period. This decrease is primarily attributable to the increased administrative costs related to operating additional pork slaughter and processing facilities for the full nine months of 1997 and to higher live hog prices which decreased unit margins.

     Grain's operating loss for the nine months ended May 31, 1997 was $19.2 million compared to an operating loss of $9.8 million for the nine months ended May 31, 1996. The current period loss is primarily attributable to: a late spring freeze which caused short-term grain market volatility; low domestic stocks of wheat and soybeans which limited export activities; and subsidized imports of wheat gluten from Europe and Australia which affected the amount of and price of domestic gluten sales.

     Selling, general and administrative ("SG&A") expenses increased
$11.8 million, or 4.3%, from the prior period. SG&A expenses directly connected to segments increased approximately $17.5 million and these expenses have been included in the determination of operating income of the segments. This increase is primarily in the food processing and marketing business and relates to acquisitions of additional pork slaughtering and processing facilities. General corporate expenses not identified to segments decreased $5.7 million, or 8.2%.

     An increase in income generated by sales to patrons, as a percentage of total income, resulted in a lower effective tax rate. The $14.4 million decrease in the provision for income taxes is primarily attributable to the decreased effective tax rate combined with the decrease in income before taxes.

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



RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31, 1996.

   SALES

     Sales for the three months ended May 31, 1997 decreased $249.3 million, or 9.3%, compared with the prior period substantially as a result of lower grain sales offset by higher sales in all other segments.

   NET INCOME

     Net income for the three months ended May 31, 1997, increased $10.8 million compared with the corresponding period of the prior year. This increase is primarily attributable to the improvement in the petroleum business, as discussed above, as well as to higher income in crop production, partly offset by the loss incurred in the grain business.

     Operating income in the crop production business for the three months ended May 31, 1997 increased $1.7 million as favorable spring weather conditions enabled the Company to increase volume sufficiently to offset lower margins caused by higher natural gas prices. The loss in grain was principally a result of a late spring freeze which caused short-term market volatility. In addition, domestic gluten sales continued to be impacted by subsidized imports of wheat gluten from Europe and Australia.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement include important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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


                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended May 31, 1997.

        Exhibit No.       Description of Exhibits


          27        Financial Data Schedule


   (B)    NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED MAY 31,
1997.
                                   SIGNATURES

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

Date:   July 14, 1997