Form 10-K
period 1997-08-31
FARMLAND INDUSTRIES INC
filed 1997-11-07
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended  AUGUST 31, 1997

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 2-60372

                           FARMLAND INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)
KANSAS                                                           44-0209330
(State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)

3315 NORTH OAK TRAFFICWAY, KANSAS CITY, MISSOURI                 64116-0005
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

                                     PART I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

                                  THE COMPANY

          Farmland is an agricultural farm supply and processing and marketing cooperative headquartered in Kansas City, Missouri, that is primarily owned by its members and operates on a cooperative basis. Founded in 1929, Farmland has grown from revenues of $310,000 during its first year of operation to over $9.1 billion during 1997. Members are entitled to receive patronage refunds distributed by Farmland from its member-sourced annual net earnings. Unless the context otherwise requires, the term "member" herein means (i) any voting member, (ii) any associate member, or (iii) any other person with which Farmland is a party to a currently effective patronage refund agreement (a "patron").
See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings" included herein.

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


   VOTING MEMBERS

      As of August 31, 1997, Farmland's requirements for voting membership were as follows: the voting member must (1) own a minimum of $1,000 of Farmland's common stock; and (2) actively transact business with Farmland on a patronage basis (a member is deemed to be inactive when he or she does not transact business with Farmland for two consecutive years); and (3) not be a significant direct competitor with Farmland in any of Farmland's major business lines; and
(4) (a) be a natural person, a family farm corporation or a family farm partnership that (i) derives a majority of earned income from a farming operation (excluding any earned income of a spouse from other sources) and (ii) is a vendor of livestock to Farmland and/or a contract producer of livestock for Farmland; or (b) be an association of producers of agricultural products that
(i) is organized and conducts business on a cooperative basis; and (ii) distributes its earnings based on patronage; and (iii) is controlled directly by its voting producer members.

   ASSOCIATE MEMBERS

      To qualify for associate membership in Farmland, all of the following
conditions must be met:   the associate member must (1) own a minimum of $1,000
of Farmland's associate member common stock; (2) not be a significant direct competitor of Farmland in any business line in which the associate member expects to conduct patronage business with Farmland; and (3)(a) be a natural person, a family farm corporation, or a family farm partnership that (i) derives a majority of earned income from a farming operation (excluding any earned income of a spouse from other sources) and (ii) is a vendor of livestock to Farmland and/or a contract producer of livestock for Farmland; or (b) be an association conducting business on a cooperative basis; or (c) be a business entity owned 100%, directly or indirectly, by Farmland or its members or associate members; or (d) be a hog-and/or cattle-feeding business entity that agrees to provide Farmland with the information it needs to pass on patronage refunds from Farmland's hog- and/or cattle-marketing operations to those agricultural producer-members of Farmland who have conducted business with the entity.

   PATRONAGE AGREEMENTS WITH PATRONS

      All existing patronage agreements with patrons will remain in force until such time as either (a) the patron has been inactive with Farmland during any single fiscal year or (b) the patronage agreement is canceled by mutual consent. No new patronage agreements will be authorized without prior approval by the Board of Directors.

      As of August 31, 1997, Farmland's membership, associate membership and patrons eligible for patronage refunds consisted of approximately 1,400 cooperative associations of farmers and ranchers and 13,000 pork or beef producers or associations of such producers. See ''Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings'' included herein.

      In the event the Board of Directors of Farmland shall determine that any holder of the common stock or associate member common stock of Farmland does not meet the qualifications as may be established by the Board of Directors for holders thereof, such person shall have no rights or privileges on account of such common stock to vote for director(s) or to vote on the management or affairs of Farmland, and Farmland shall have the right, at its option, (a) to purchase such common stock at its book or par value, whichever is less, as determined by the Board of Directors, or (b) in exchange for such common stock or associate member common stock, to issue or record on the books of Farmland capital credits in an equivalent amount. On the failure of any holder, following any demand by Farmland therefor, to deliver the certificate or certificates evidencing any common stock or associate member common stock, Farmland may cancel the same on its books and issue or record on the books of Farmland an equivalent amount of capital credits in lieu thereof.


                                    BUSINESS

GENERAL

      The Company is one of the largest cooperatives in the United States in terms of revenues. In 1997, Farmland had export sales in excess of $1.3 billion to customers in over 80 countries. Substantially all of the Company's foreign sales are invoiced and collected in U.S. Dollars.

      The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

      The Company's farm supply operations consist of three principal product divisions: petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, and by-products of petroleum refining. Principal products of the crop production division are nitrogen-, phosphate- and potash-based fertilizers ("plant nutrients") and, through the Company's ownership in WILFARM, L.L.C. (a 50%-owned venture formed in 1995) ("WILFARM") and Omnium, LLC (a 50%-owned venture formed in 1997) ("Omnium"), a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. Over 50% of the Company's farm supply products sold in 1997 was produced in plants owned by the Company or operated by the Company under long-term lease arrangements. Approximately 60% of the Company's farm supply products sold in 1997 was sold at wholesale to farm cooperative associations which are members of Farmland. These farm cooperative associates distribute products primarily to farmers and ranchers in states which comprise the corn belt and the wheat belt and who utilize the products in the production of farm crops and livestock.

      On the output side, the Company's operations include the processing of pork and beef, the marketing of fresh pork, processed pork and fresh beef and the storage and marketing of grain. In 1997, approximately 63% of the hogs processed, 20% of the beef cattle processed and 53% of the grain marketed by the Company were supplied to the Company by its members. Substantially all of the Company's pork and beef products sold in 1997 were processed in plants owned by the Company.

      No material part of the business of any segment of the Company is dependent on a single customer or a few customers. Financial information about the Company's industry segments is presented in Note 11 of the Notes to Consolidated Financial Statements included herein.

      The principal businesses of the Company are highly seasonal.
Historically, the majority of revenues related to crop production, beef and grain occur during the spring, summer and fall, respectively. Revenues related to crop production and beef are lowest during the winter, while sales related to the grain and feed businesses tend to be lowest during the spring and summer, respectively.

      The Company competes for market share with numerous participants with various levels of vertical integration, product and geographical diversification, sizes and types of operations. In the petroleum industry, competitors include major oil companies, independent refiners, other cooperatives and product brokers. Competitors in the crop production industry include global producers (some of which are cooperatives) of nitrogen- and phosphate-based fertilizers and product importers and brokers. The feed, pork and beef industries are comprised of a large variety of competitive participants.


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

          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $243.2 million through August 31, 1997), or $329.0 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1997. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $8.1 million), or $13.1 million in the aggregate at August 31, 1997. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1997, Farmland's borrowing capacity under the Facility was adequate at that time to finance the liability. However, Farmland's continued ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources" included herein.

EXTERNAL FACTORS THAT MAY AFFECT THE COMPANY

      The Company's revenues, margins, net income and cash flow may be volatile due to factors beyond the Company's control. External factors that affect agricultural conditions and Farmland's results of operations include:

1.REGULATORY: The Company's ability to grow through acquisitions and investments in ventures may be adversely affected by regulatory delays or other unforeseeable factors beyond the Company's control. Various federal and state regulations to protect the environment have encouraged, and are likely to continue to encourage, farmers to reduce the amount of fertilizer and other chemical applications that they use.

2.COMPETITION: Competitors may have better access to equity capital markets than the Company and may offer more varied products or possess greater resources than the Company.

3.IMPORTS AND EXPORTS: Specific factors which may affect the level of agricultural products imported or exported include foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand. Fluctuations in the level of agricultural product imports and exports will likely impact the Company's operations.

4.WEATHER: Weather conditions, both domestic and global, affect the Company's operations. Weather conditions may either increase or decrease demand and, thereby, affect prices related to the Company's farm supply operation (crop production, petroleum and feed). Weather conditions also may increase or decrease the supply of products and, thereby, affect costs related to the Company's pork and beef processing and marketing and grain storage and marketing.

5.RAW MATERIALS COST: Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by the Company.

6.OTHER FACTORS: Domestic variables, such as crop failures, federal agricultural programs and production efficiencies, and global variables, such as embargoes, political instabilities and local conflicts, affect the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact the Company's operations.

      Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's revenues, margins, net income and cash flow may continue to be volatile as conditions affecting agriculture and markets for the Company's products change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for Years Ended August 31, 1995, 1996, and 1997" and "Business and Properties - Business - Raw Materials" and "Crop Production - Raw Materials" included herein.


LIMITED ACCESS TO EQUITY CAPITAL MARKETS

          As a cooperative, the Company cannot sell its voting common equity to traditional public or private markets. Instead, equity is raised largely from cooperative voting members, associate members and patrons. Farmland's equity results from payment of the noncash portion of patronage refunds with common stock, associate member common stock and capital credits and from net income on transactions with nonmembers (earned surplus). See ''Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings'' and '' - Equity Redemption Plans" included herein.


ENVIRONMENTAL MATTERS

      The Company is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, or which may impose liability for cleanup of environmental contamination. The Company uses hazardous materials and generates hazardous wastes in the ordinary course of its manufacturing processes.

      The Company recognizes liabilities, without offset for potential recoveries, related to remediation of contaminated properties when the related costs are probable and can be reasonably estimated. Estimates of these liabilities are based upon currently enacted laws and regulations, available facts, existing technology and undiscounted site specific costs. Environmental liabilities include estimates of the Company's share of costs attributable to potentially responsible parties (' 'PRPs'') which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

          Many of the Company's current and former facilities have been in operation for many years and, over such time, the Company and other predecessor operators of such facilities have generated, used, stored or disposed of substances or wastes that are or might be considered hazardous under applicable environmental laws. As a result of such operations, the soil and groundwater at or under certain of the Company's current and former facilities have been contaminated. Material expenditures may be required by the Company in the future to remediate contamination from past or future releases of hazardous substances or wastes.


      The Company wholly or jointly owns or operates 27 grain elevators and 62 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. The Company also has been identified as a PRP under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property, and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property. The Company is investigating or remediating contamination at 25 properties under CERCLA and/or the state and federal hazardous waste management laws. During 1995, 1996 and 1997, the Company paid approximately $3.2 million, $1.8 million and $4.6 million, respectively, for environmental investigation and remediation.

      The Company currently is aware of probable obligations for environmental matters at 33 properties. As of August 31, 1997, the Company has an environmental accrual in its Consolidated Balance Sheet for probable and reasonably estimated cost for remediation of contaminated property of $16.9 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown.

Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at August 31, 1997. In the opinion of management, it is reasonably possible for such additional costs to be approximately $17.5 million. See "Business and Properties - Business - Matters Involving the Environment" included herein.


PETROLEUM

   MARKETING

      The principal products of this business segment are refined fuels, propane and by-products of the petroleum refinery. Approximately 60% of petroleum refined fuels products sold in 1997 resulted from transactions with Farmland's members. The balance of the Company's refined fuels products sales were principally to retailing chains in urban areas. Other petroleum products include lube oil, grease and, through the Company's ownership in Triton Tire & Battery, L.L.C. (a 33.3%-owned venture formed subsequent to year-end), car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of the Company's consolidated sales for 1995, 1996 and 1997 were 12%, 11% and 15%, respectively.

      Competitive methods in the petroleum industry include service, product quality and prices. However, in refined fuel markets, price competition is most dominant. Many participants in the industry engage in one or more of the industry's processes (oil production, transportation, refining, wholesale distribution and retailing). The Company participates in the industry primarily as a mid-continent refiner and as a wholesale distributor of petroleum products.

   PRODUCTION

      The Company owns a refinery at Coffeyville, Kansas. Production volume for 1995, 1996 and 1997 was as follows:

                          Barrels of Crude Oil Processed
                                   Daily Average
                            Based on 365 Days per year
                        1995            1996            1997
                                     (barrels)
Coffeyville, Kansas    66,367          64,276          81,397

      The refinery produced approximately 26 million barrels of motor fuels, heating fuels and other petroleum products in 1995, 25 million barrels in 1996, and 32 million barrels in 1997. In July 1994, the Company acquired a mothballed refinery in Texas for reassembly at the Coffeyville refinery site. Reassembly was completed during the fourth quarter of 1996, enabling the Company to increase production during 1997 compared with 1995 and 1996. Approximately 73% of refined fuel sales in 1997 represented products produced at this location.

   RAW MATERIALS

      Farmland's refinery was designed to process high quality crude oil with low sulfur content ("sweet crude"). Competition for sweet crude and declining production in proximity of the refinery has increased the cost and decreased the availability of raw material relative to such cost and availability for coastal refineries with the capacity for processing and access to lower quality crude with high sulfur content ("sour crude"). In 1997, the Company's pipeline/trucking gathering system collected approximately 19% of its crude oil supplies from producers near its refinery. Additional supplies are acquired from diversified sources.

      Modifications are being made to the Coffeyville refinery to increase its capability to efficiently process crude oil streams containing greater amounts of sour crude. In 1996, Farmland entered into various 20-year agreements with Tessenderlo KERLEY Inc. ("TKI") whereby TKI would build two 50-ton per day sulfur processing facilities at the refinery. The first plant was completed
during 1997.  The second unit will be completed during 1998.   Under the
agreements, Farmland will provide high sulfur gas streams, a refinery by-product, to the sulfur processing plants.

      Crude oil is purchased approximately 45 to 60 days in advance of the time the related refined products are to be marketed. Certain of these advance crude oil purchase transactions, as well as fixed price advance sales contracts of refined products, are hedged utilizing petroleum futures contracts. See "Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company" included herein.

      During periods of volatile crude oil price changes, or in extremely short crude supply conditions, the Company's petroleum operations could be affected to a greater extent than petroleum operations of more vertically integrated competitors with crude oil supplies available from owned producing reserves. In past periods of relatively severe crude oil shortages, various governmental regulations such as price controls and mandatory crude oil allocating programs have been implemented. There can be no assurance as to what, if any, government action would be taken if a crude oil shortage were to develop.


CROP PRODUCTION

   MARKETING

      The Company's crop production business includes plant nutrients and, through the Company's ownership in WILFARM and Omnium, a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Sales of the crop production business segment as a percent of consolidated sales for 1995, 1996 and 1997 were 16%, 14% and 14%, respectively.

      Competition in the plant nutrient industry is dominated by price considerations. However, during the spring and fall plant nutrient application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. The Company maintains a significant capital investment in distribution assets and a seasonal investment in inventory to enhance its manufacturing and distribution operations. The Company owns or leases plant nutrient custom dry blending, liquid mixing, storage and distribution facilities at over 150 locations throughout its trade territory to conform delivery capacity more closely to customer demands for delivery services.

      The Company's sales of crop production products are primarily at wholesale to local cooperative associations who are members of Farmland. In view of this member/customer relationship, management believes that, with respect to such customers, the Company has a slight competitive advantage.

      Domestic competition, mainly from other regional cooperatives and integrated multinational crop production companies, is intense due to customers' sophisticated buying tendencies and production strategies that focus on costs and service. Also, foreign competition exists from producers of crop production products manufactured in countries with lower cost natural gas supplies (the principal raw material in nitrogen-based fertilizer products). In certain cases, foreign producers of fertilizer for export to the United States may be subsidized by their respective governments.

   PRODUCTION

      The Company manufactures nitrogen-based crop production products. Based on total production capacity, the Company is one of the largest producers of anhydrous ammonia fertilizer in the United States.

      The Company operates seven anhydrous ammonia production plants, three of which are leased under long-term lease arrangements, at six locations in Kansas, Iowa, Nebraska, Oklahoma and Louisiana. For fiscal years 1995, 1996 and 1997, annual production approximated 2.7 million tons, 2.8 million tons and 2.8 million tons, respectively.

      Natural gas is the major raw material used in production of synthetic anhydrous ammonia. Synthetic anhydrous ammonia is the basic component of other commercially produced nitrogen-based crop production products including urea, urea ammonium nitrate ("UAN") solutions and other products. The Company produces such value-added nitrogen-based products at five plants, two of which are leased under long-term lease arrangements, at four locations in Kansas, Oklahoma and Nebraska. Production of such value-added products from anhydrous ammonia for 1995, 1996 and 1997 approximated 1.6 million tons, 1.5 million tons and 1.6 million tons, respectively.

      Ammonia also is used to react with phosphoric acid to produce phosphoric acid products such as liquid mixed fertilizer, diammonium phosphate and monoammonium phosphate.

      The Company owns land in Florida which contains an estimated 40 million tons of phosphate rock and a phosphate chemical plant located in Joplin, Missouri. The Joplin plant produces ammonium phosphate which is combined in varying ratios with muriate of potash to produce 12 different fertilizer grade products. In addition, feed grade phosphate (dicalcium phosphate) is produced at this facility. Production of ammonium phosphate approximated 64,000 tons, 65,000 tons and 44,000 tons in 1995, 1996 and 1997, respectively, and production of feed grade phosphate approximated 159,000 tons, 160,000 tons and 163,000 tons in 1995, 1996 and 1997, respectively.

      The Company and Norsk Hydro a.s. are each 50% owners of a joint venture, Farmland Hydro, L.P. ("Hydro"), which is a manufacturer of phosphate fertilizer products for distribution principally to international markets. Hydro operates a phosphate-based plant at Green Bay, Florida, and owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 40 million tons of phosphate rock (and is in addition to the aforementioned Florida phosphate rock owned by the Company). The Company provides management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. Hydro's plant produces phosphate fertilizer products such as super phosphoric acid, diammonium phosphate and monoammonium phosphate. Annual production in tons of such products for 1995, 1996 and 1997 was 1,471,000, 1,459,000 and 1,504,000,
respectively. The phosphate rock required to operate Hydro's plant is presently purchased from outside suppliers and adequate supplies of sulfur are available from several producers.

      In view of the availability of adequate supplies of phosphate rock from alternative sources, neither the Company nor Hydro plan to develop their respective phosphate rock reserves within the next year.

      The Company and J.R. Simplot Company are each 50% owners of a venture, SF Phosphates Limited Company ("SF Phosphates"), which operates a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super phosphoric acid with annual production in tons for 1995, 1996 and 1997 of 409,000, 483,000 and 409,000, respectively.
Under the venture agreement, the Company and J.R. Simplot Company purchase the production of the venture in proportion to their ownership. Based on current recovery methods and the levels of plant production in recent years, the Company estimates that the phosphate rock reserves owned by SF Phosphates are adequate to provide the phosphate rock requirements of the plant for approximately 75 years.

      The Company and Mississippi Chemical Company are each 50% owners of a joint venture formed to develop, construct and operate a 1,850 metric ton per day ammonia production facility in The Republic of Trinidad and Tobago. The plant construction is funded by a combination of nonrecourse project financing and equity. Construction is scheduled to be completed in 1998. See "Business and Properties - Business - Capital Expenditures and Investments in Ventures" included herein.

   RAW MATERIALS

      Natural gas, the largest single component of nitrogen-based fertilizer production, is purchased directly from natural gas producers. Natural gas purchase contracts are generally market sensitive and contract prices change as the market price for natural gas changes. In addition, the Company has a hedging program which utilizes natural gas futures and options to reduce risks of market price volatility. See " Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company" included herein.

      Natural gas is delivered to the Company's facilities under pipeline transportation service agreements which have been negotiated with each plant's delivering pipeline. Natural gas delivery to the plants could be curtailed under regulations of the Federal Energy Regulatory Commission if a delivering pipeline's capacity was required to serve priority users such as residences, hospitals and schools. In such cases, production could be curtailed. No significant production has been lost because of curtailments in pipeline transportation, and no such curtailment is anticipated.


FEED

      Products in the Company's feed line include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements, livestock and animal health products. The primary components of feed products are grain and grain by-products, which are generally available in the region in which the Company operates.

      This business segment's sales were approximately 6%, 6% and 7% of consolidated sales for the years 1995, 1996 and 1997, respectively. Approximately 51% of the feed business segment's sales in 1997 was attributable to products manufactured in the Company's feed mills. The Company operates feed mixing plants at 22 locations throughout its territory, an animal protein and a premix plant located in Eagle Grove, Iowa, a premix plant in Marion, Ohio and a pet food plant in Muncie, Kansas.

      Feed production for 1995, 1996 and 1997 was as follows:


                                   Approximate Annual Production
                              1995                1996                 1997
                                               (tons)
26 feed mills (combined)... 1,112,000             1,103,000          1,165,000



      The Company conducts research in animal health and nutrition. Through local cooperative associations of farmers and ranchers, the Company participates in livestock and hog services designed to produce lean, feed-efficient animals and help livestock producers select feed formulations which maximize weight gain.


FOOD PROCESSING AND MARKETING

  PORK

   PROCESSING

      The Company's pork processing and marketing operations are conducted through a 99%-owned subsidiary, Farmland Foods, Inc. ("Foods"), which operates 12 food processing facilities. These facilities are primarily located in the Midwest and include facilities at Topeka, Kansas and Dubuque, Iowa, which were purchased during 1996, and a leased facility in Albert Lea, Minnesota.

      Meat processing facilities at Springfield, Massachusetts, Carey, Ohio, and New Riegel, Ohio produce Italian-style specialty meats and ham products. Plants in Wichita and Topeka, Kansas and Albert Lea, Minnesota process fresh pork into a variety of products including ham, bacon and sausage. Additionally, the Wichita, Kansas facility processes pork, beef and chicken into hot dogs, dry sausage and other luncheon meats. Facilities in Denison and Dubuque, Iowa, Monmouth, Illinois and Crete, Nebraska function as pork abattoirs and have additional capabilities for processing pork into bacon, ham and smoked meats. These facilities also process fresh pork into primal cuts for additional processing into fabricated meats which are sold to commercial users and to retail grocery chains, as well as case-ready and label-branded cuts for retail distribution. The plant located in Carroll, Iowa is primarily a packaging facility for canned or cook-in-bag products. The facility located in Omaha, Nebraska, prepares primal beef and pork products into case-ready cuts of meat which can be shipped directly to retailers.

      The Company's total weekly production approximated 12.6 million pounds,
16.2 million pounds and 16.8 million pounds, and total weekly head slaughtered approximated 120,000, 111,000 and 132,000 in 1995, 1996 and 1997, respectively.

     MARKETING

      The Company's products include fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs and packing house by-products. These products are marketed under a variety of brand names including: Farmland, Farmstead, OhSe, Maple River, Carando, Roegelein, Regal and Marco Polo.
Product distribution is through national and regional retail food chains, food service accounts, distributors and through international marketing brokers.

      Pork marketing is a highly competitive industry with many suppliers of fresh and processed pork products competing for shelf space in retail food stores. Other meat products such as beef, poultry and fish also compete directly with pork products. Competitive methods in this segment include price, product quality, product differentiation and customer service.


BEEF

   PROCESSING

      The Company's beef processing and marketing operations are conducted through Farmland National Beef Packing Company, L.P. ("FNBPC"), which was formed in April 1993, and at September 1, 1997, was 75%-owned by Farmland. The processing facilities for these beef operations are located in Liberal, Kansas and Dodge City, Kansas. These facilities function as beef abattoirs and process fresh beef into primal cuts for additional processing into fabricated or boxed beef. During 1995, 1996 and 1997, the two plants slaughtered an aggregate of
1.9 million, 2.1 million and 2.1 million cattle, respectively.

      The Company has agreed to sell up to a 25% interest in FNBPC to an unrelated party, U.S. Premium Beef, LTD. ("USPB"). Therefore, the Company's ownership in FNBPC could be reduced to 50%. At this time, there is no assurance USPB will raise the capital necessary to consummate part or all of this transaction.

   MARKETING

      Products in the Company's beef processing and marketing operations include fresh and frozen beef, boxed beef and packing house by-products. Product distribution is through national and regional retail and food service customers
as well as under the Farmland Black Angus Beef label.   In addition, certain
beef products are distributed in international markets.

      Beef marketing is a highly competitive industry with many suppliers of fresh and boxed beef. Other meat products such as pork, poultry and fish also compete directly with beef products. Competitive methods in this industry include price, product quality, product differentiation and customer service.

GRAIN

   MARKETING

      The Company markets wheat, corn, soybeans, milo, barley and oats, with wheat and corn constituting the majority of the marketing business. The Company's North American Grain Division ("NAGD") purchases grain from members and nonmembers located in the Midwestern part of the United States and assumes all risks related to selling such grain. Grain is priced in the United States principally through bids based on organized commodity markets.

      The Company is exposed to risk of loss in the market value of its grain inventory and fixed price purchase contracts if grain market prices decrease and is exposed to loss on its fixed price sales contracts if grain market prices increase. To reduce the price change risk associated with holding positions in grain, the Company takes opposite and offsetting positions by entering into grain commodity futures contracts. Generally, such contracts have terms of up to one year. The Company's strategy is to maintain hedged positions on as close to 100% of its grain positions as is possible. During 1995, 1996 and 1997, the Company maintained hedges on approximately 97.9%, 94.8% and 92.9%, respectively, of its grain positions. Based on total assets at the beginning and end of 1997, the average market value of grain positions not hedged during the year amounted to less than 1% of the Company's average total assets. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity and Capital Resources - Results of Operations for Years Ended August 31, 1995, 1996 and 1997 - Grain Marketing" included herein.

      In 1997, approximately 41% of grain revenues were from export sales or sales to domestic customers for export. In 1995 and 1996, export sales or sales to domestic customers for export accounted for approximately 47% and 42%, respectively, of grain revenues. Export-related sales are subject to international political upheavals and changes in other countries' trade policies which are not within the control of the United States or the Company. Foreign sales of grain generally are paid in U.S. Dollars.

      The Company's international grain trading subsidiaries (collectively referred to as "Tradigrain") import, export and ship all major grains from the major producing countries to final consumers which are either governmental entities, private companies or other major grain companies.

      Tradigrain's purchases of grain are made on a cash basis and its sales of grain are mostly done against confirmed letters of credit. For purposes of the Company's Consolidated Financial Statements, the Company recognizes as sales the net margin on grain merchandised by Tradigrain rather than the gross value of such products merchandised. Furthermore, Tradigrain may take long or short grain positions. These positions are accounted for on a mark-to-market basis and the gain or loss is recognized as a component of net sales.

   PROPERTY

      The Company currently operates, through either ownership or lease, 26 inland elevators and one export elevator in the United States with a total capacity of approximately 120.6 million bushels of grain.


RESEARCH

          The Company operates a research and development farm for the primary purpose of improving nutrition, genetic selection and animal health practices related to livestock and pets. The Company also conducts research at its pork processing facilities directed toward product development and process improvement.

    Expenditures related to Company-sponsored product research and process improvements amounted to $2.3 million, $2.4 million and $2.1 million for 1995, 1996, and 1997, respectively.


CAPITAL EXPENDITURES AND INVESTMENTS IN VENTURES

          In 1997, the Company made capital expenditures and investments in ventures totaling $187.9 million.

          The Company has approved expenditures (of which $39.2 million was committed as of August 31, 1997) of $197.0 million for capital additions and improvements and $5.0 million for investments in ventures during the years 1998 and 1999. The majority of these expenditures are in the crop production, food processing and marketing and petroleum businesses and are primarily for plant improvements. From time to time, management may recommend additional capital projects to Farmland's Board of Directors for approval.

          The Company intends to fund its capital program with cash from operations, through borrowings or through other capital market transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" included herein.


YEAR 2000

          The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues related to Year 2000. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.


MATTERS INVOLVING THE ENVIRONMENT

          The Company is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, as the Company uses hazardous substances and generates hazardous wastes in the ordinary course of its manufacturing processes. The Company recognizes liabilities related to remediation of contaminated properties when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of the Company's share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

          The Company wholly or jointly owns or operates 27 grain elevators and 62 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. The Company also has been identified as a PRP under CERCLA at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. The Company is investigating or remediating contamination at 25 properties under CERCLA and/or the state and federal hazardous waste management laws. During 1995, 1996 and 1997, the Company paid approximately $3.2 million, $1.8 million and $4.6 million, respectively, for environmental investigation and remediation.

          The Company currently is aware of probable obligations for environmental matters at 33 properties. As of August 31, 1997, the Company has an environmental accrual in its Consolidated Balance Sheet for probable and reasonably estimated cost for remediation of contaminated property of $16.9 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

          The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at August 31, 1997. In the opinion of management, it is reasonably possible for such additional costs to be approximately $17.5 million.

          Under the Resource Conservation Recovery Act of 1976 (' 'RCRA''), the Company has four closure and four post-closure plans in place for six locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.1 million at August 31, 1997 (and is in addition to the $17.5 million discussed in the prior paragraph). The Company accrues these liabilities when plans for termination of plant operations have been made. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs.

          There can be no assurance that the environmental matters described above, or environmental matters which may develop in the future, will not have a material adverse effect on the Company's business, financial condition or results of operations.

          Protection of the environment requires the Company to incur expenditures for equipment or processes, which expenditures may impact the Company's future net income. However, the Company does not anticipate that its competitive position will be adversely affected by such expenditures or by laws and regulations enacted to protect the environment. Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1995, 1996 and 1997, the Company had capital expenditures of approximately $4.7 million, $10.9 million and $8.4 million, respectively, to improve the environmental compliance and efficiency of its operations. Management believes the Company currently is in substantial compliance with existing environmental rules and regulations.


GOVERNMENT REGULATION

          The Company's business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public's interest by promoting fair trade practices, safety, health and welfare. The Company believes that its operating procedures conform to the intent of these laws and that the Company currently is in compliance with all such laws, the violation of which could have a material adverse effect on the Company.


          Certain policies may be implemented from time to time by the United States Department of Agriculture, the Department of Energy or other governmental agencies which may impact the demands of farmers and ranchers for the Company's products or which may impact the methods by which certain of the Company's operations are conducted. Such policies may impact the Company's farm supply, food processing and marketing and grain storage and marketing operations.

      In 1996, the Federal Agriculture Improvement and Reform Act ("FAIR") was signed into law. FAIR represents the most significant change in government farm programs in more than 60 years. Under FAIR, the former system of variable price-linked deficiency payments to farmers has been replaced by a program of fixed payments which decline over a seven-year period. In addition, FAIR eliminates federal planting restrictions and acreage controls. The Company believes that FAIR was intended to accelerate the trend toward greater market orientation and reduced Government influence on the agricultural sector. As a result, the Company expects the number of acres under cultivation to increase. This increase could favorably impact demand of producers for the Company's plant nutrients and crop protection products and fuels. Whether demand for the Company's products is favorably impacted depends in a large part on whether U.S. agriculture becomes more competitive in world markets as this industry moves toward greater market orientation, the extent which governmental actions expand international trade agreements and whether market access opportunities for U.S. agriculture is increased.

          The U.S. Congress is currently deliberating legislation, commonly referred to as "fast track", which would authorize the President to submit a trade agreement to Congress with the assurance that it will be voted on within 90 days and not be subject to amendments. The Company believes that fast-track legislation could be beneficial to U.S. agricultural interests, as it may open markets, increase exports and expand trade opportunities with countries which import agricultural products. If Congress were to fail to ratify the fast-track legislation, or if Congress were to modify the pending legislation in any significant respect, the Company's access to international markets may be adversely impacted.

          Management is not aware of any newly implemented or pending policies, other than as discussed above, having a significant impact or which may have a significant impact on operations of the Company.


EMPLOYEE RELATIONS

          At August 31, 1997, the Company had approximately 14,600 employees. Approximately 50% of the Company's employees were represented by unions having national affiliations. The Company considers its relationship with employees to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on the Company's operating results. Current labor contracts expire on various dates through March 2001.


PATRONAGE REFUNDS AND DISTRIBUTION OF ANNUAL EARNINGS

      For purposes of this section, annual earnings means earnings before income taxes determined in accordance with generally accepted accounting principles.

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings is before income tax determined in accordance with generally accepted accounting principles. Losses, including patronage allocation unit losses, if any, are handled in accordance with the Company's bylaws. The remaining member-sourced earnings are returned to members as patronage refunds in the form of qualified or nonqualified written notice of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid.

          The patronage refunds may be paid in the form of qualified or nonqualified written notices of allocation or cash. The qualified patronage refund, if any, must be paid at least 20% in cash and is deductible by the Company for federal income tax purposes. The portion of the qualified patronage refund not paid in cash (the allocated equity portion) is distributed in common shares, associate member common shares or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the allocated equity portion in any other form or forms of equities. The allocated equity portion of the qualified patronage refund is determined annually by the Board of Directors, but is limited to no more than 80% of the total qualified patronage refund. The nonqualified patronage refund, if any, is recorded as book credits in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to record the nonqualified patronage refund in any other form or forms of nonpreferred equities. The nonqualified patronage refund is deductible by the Company for federal income tax purposes only upon redemption of the equity or equities issued. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses. For the year ended August 31, 1997, the Board of Directors determined that the Company would retain $13.5 million of member-sourced losses for disposition at a later date.

      For the years ended 1995, 1996 and 1997, patronage refunds authorized by the Board of Directors were:


                 Cash or Cash Equivalent
                  Portion of Patronage     Non-Cash Portion of      Total Patronage
                         Refunds            Patronage Refunds           Refunds
                                         (Amounts in thousands)
1995...............   $       33,061          $        61,356         $      94,417
1996...............   $       32,719          $        60,776         $      93,495
1997...............   $       40,228          $        68,079         $     108,307



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


EQUITY REDEMPTION PLANS

          The Equity Redemption Plans described below, namely the base capital plan, the estate settlement plan and the special equity redemption plans (collectively, the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are also not binding upon the Board of Directors or the Company, and the Board of Directors reserves the right to redeem, or not redeem, any equities of the Company without regard to whether such action or inaction is in accordance with the Plans. The factors which may be considered by the Board of Directors in determining when, and under what circumstances, the Company may redeem equities include, but are not limited to, the terms of the Company's base capital plan, the Company's results of operations, financial position, cash flow, capital requirements, long-term financial planning needs, income and other tax considerations and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of the Company and thus of its owners will be protected.

   BASE CAPITAL PLAN

          For the purposes of acquiring and maintaining adequate capital to finance the business of the Company, the Board of Directors has established a base capital plan.

          The base capital plan provides a mechanism for determining the Company's total capital requirements and each voting member's and associate member's share thereof (hereinafter referred to as the "Base Capital Requirement"). As part of the base capital plan, the Board of Directors may, in its discretion, provide for redemption of Farmland common shares or associate member common shares held by voting members or associate members whose holdings of common shares or associate member shares exceed the voting members' or associate members' Base Capital Requirement. The base capital plan provides a mechanism under which the cash portion of the patronage refund payable to voting members or associate members will depend upon the degree to which such voting members or associate members meet their Base Capital Requirements.

   ESTATE SETTLEMENT PLAN

      The estate settlement plan provides that equity holdings of deceased natural persons (except for equity purchased and held for less than five years) be redeemed at par value. This provision is subject to a limitation of $1.0 million in any one fiscal year without further authorization by the Board of Directors for such year.

   SPECIAL EQUITY REDEMPTION PLANS

      From time to time, the Company has redeemed portions of its outstanding equity under various special equity redemption plans. The special equity redemption plans may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The special equity redemption plans are not binding upon the Board of Directors or the Company, and the Board of Directors reserves the right to redeem, or not redeem, any equities of the Company without regard to whether such action or inaction is in accordance with the special equity redemption plans.

      The special equity redemption plans are designed to return cash to members or former members of Farmland or Farmland Foods by a systematic method for redemption of outstanding equity which may not be subject to redemption through other Plans, such as the base capital plan or the estate settlement plan. The order in which each type of equity is redeemed is determined by the Board of Directors.

      Presented below are the amounts of equity approved for redemption by the Board of Directors of Farmland and Farmland Foods under the base capital plan, the estate settlement plan, and special equity redemption plans for each of the years in the five-year period ended 1997. Substantially all amounts approved for redemptions are paid in cash in the year following approval.

                  Base Capital Plan     Estate Settlement
                     Redemptions        Plan Redemptions       Special Equity      Total Plan
                                                                Redemption(A)      Redemptions
                                               (Amounts in Thousands)
1995..........  $      14,159          $        128          $     13,451          $    27,738
1996..........  $      14,024          $        138          $     11,277          $    25,439
1997..........  $      17,228          $        141          $     11,351          $    28,720


(A)



ITEM 3.        LEGAL PROCEEDINGS

          The Company believes there is no litigation existing or pending against Farmland or any of its subsidiaries that, based on the amounts involved or the defenses available to the Company, would have a material adverse effect on the financial position of the Company except for the pending tax litigation relating to Terra, as explained in Note 6 of the Notes to Consolidated Financial Statements. See "Business and Properties - Business - Business Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" included herein.



ITEM 4.        SUBMISSION OF MATTERS TO VOTE ON SECURITIES HOLDERS

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of equity holders, through the solicitation of proxies or otherwise.


                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          There is no established public market for the voting common stock, associate member common stock and capital credits of Farmland. The Company believes that it is unlikely that a public market for these equities will develop in the foreseeable future for the following reasons:

1.the common stock, associate member common stock and capital credits are nondividend bearing;

2.the common stock, associate member common stock and capital credits are not transferable without consent of the Farmland Board of Directors.

3.the amount of patronage refunds a holder, who is eligible to receive patronage refunds, may receive is dependent on the earnings of Farmland attributable to the quantity or value of business such holder transacts with Farmland and not on the amount of equity held. See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings" included herein; and

4.Farmland intends to redeem its equities in accordance with provisions of Plans, which provisions may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors and which may be amended or otherwise changed at any time by the Board of Directors.
  See "Business and Properties - Business - Equity Redemption Plans" included herein.


          At August 31, 1997 there are approximately 3,500 holders of common shares, 670 holders of associate member shares, and 10,400 holders of capital credits based on holders of record.




ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 1997 are derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements as of August 31, 1996 and 1997 and for each of the years in the three-year period ended August 31, 1997 (the "Consolidated Financial Statements"), and the independent auditors' report thereon, are included elsewhere herein. The information set forth below should be read in conjunction with information appearing elsewhere herein: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                Year Ended August 31
                                        1993             1994              1995             1996             1997
                                                               (Amounts in Thousands)
SUMMARY OF OPERATIONS:(1)
Net Sales.....................     $   4,722,940     $   6,677,933     $   7,256,869     $  9,788,587      $   9,147,507
Operating Income of Industry
  Segments....................            86,579           154,799           295,933          241,666            242,963
Interest Expense..............            36,764            51,485            53,862           62,445             62,335
Net Income (Loss).............           (30,400)           73,876           162,799          126,418            135,423



DISTRIBUTION OF NET INCOME (LOSS):
Patronage Refunds:
  Allocated Equity............      $      1,155      $     44,032      $     61,356      $    60,776       $     68,079
  Cash and Cash
  Equivalents.................               495            26,580            33,061           32,719             40,228
  Earned Surplus and Other
    Equities....................         (32,050)            3,264            68,382           32,923             27,116

                                    $    (30,400)     $     73,876      $    162,799      $   126,418       $    135,423




BALANCE SHEETS:
Working Capital...............      $    260,519      $    290,704      $    319,513      $   322,050       $    242,211
Property, Plant and
  Equipment, Net..............           504,378           501,290           592,145          717,224            783,108
Total Assets..................         1,719,981         1,926,631         2,185,943        2,568,446          2,645,312
Long-Term Borrowings
  (excluding
  current maturities).........           482,112           506,531           469,718          616,258            580,665
Capital Shares and
  Equities....................           561,707           585,013           687,287          755,331            821,993



[FN]

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" included herein, for a discussion of the pending income tax litigation relating to Terra, a former subsidiary of the Company.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the "continuous debt program") and bank lines of credit.

          The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the year ended August 31, 1997, the outstanding balance of demand certificates increased by $10.4 million and the outstanding balance of subordinated debt certificates increased by $48.9 million.

          In May 1996, Farmland entered into a five year Syndicated Credit Facility (the "Facility") with various participating banks. The Facility provides a $1.1 billion credit, subject to compliance with financial covenants as set forth in the Facility, consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.

          Farmland pays commitment fees under the Facility equal to 1/10 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with the Facility's financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined therein. The short-term credit provisions of the Facility are reviewed and/or renewed annually. The next scheduled review date is in May 1998. The revolving term provisions of the Facility expire in May 2001.

          At August 31, 1997, the Company had $185.5 million of short-term borrowing under the Facility and $160.0 million of revolving term borrowings; additionally, $44.2 million of the Facility was being utilized to support letters of credit issued on behalf of Farmland. As of August 31, 1997, under the short-term credit provisions, the Company had capacity to finance additional current assets of $425.6 million and, under the long-term credit provisions, the Company had capacity to borrow up to an additional $284.7 million.

          FNBPC maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10.0 million). At August 31, 1997, $90.0 million was available under this facility of which $29.1 million was borrowed and $0.6 million was utilized to support letters of credit. In addition, FNBPC has certain long-term borrowings from Farmland. FNBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

      Leveraged leasing has been utilized to finance railcars and a significant portion of the Company's fertilizer production equipment.

          The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 1997, $40.8 million was borrowed.

          Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1997, such borrowings totaled $72.8 million.

          In the opinion of management, these arrangements for debt capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

          In the normal course of business, the Company utilizes derivative commodity instruments, primarily related to grain, to hedge its exposure to price volatility. These instruments consist mainly of grain contracts traded on organized exchanges and forward purchase and sales contracts in cash markets. These hedging activities limit both the risk of loss and the potential for gain which otherwise could result from changes in market prices. Also, in the ordinary course of its international grain trading business, the Company may take long or short grain positions. Such positions are accounted for on a mark-to-market basis and the gain or loss is recognized currently as a component of net earnings. See "Business and Properties - Business - Grain Marketing".

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings is before income tax determined in accordance with generally accepted accounting principles. Losses (including patronage allocation unit losses), if any, are handled in accordance with the Company's bylaws. The remaining member-sourced earnings are returned to members as patronage refunds in the form of qualified or nonqualified written notice of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid. Other income is classified as either nonmember-sourced income (earnings attributed to transactions with persons not eligible to receive patronage refunds, i.e. nonmembers) or nonpatronage income or loss (income or loss from activities not directly related to the cooperative marketing or purchasing activities of Farmland) and is subject to income taxes. Nonpatronage and nonmember after-tax earnings are transferred to earned surplus.

      Under Farmland's bylaws, patronage refunds, determined as stated above, are distributed to members unless the earned surplus account after such distribution is lower than 30% of the sum of the prior year-end balance of outstanding common shares, associate member shares, capital credits and patronage refunds for reinvestment. In such cases, the patronage refund is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the patronage refund income is so reduced is treated as nonmember-sourced income. The patronage refund income remaining is distributed to members as in the form of qualified or nonqualified written notices of allocation. For the years 1995, 1996 and 1997, the earned surplus account exceeded the required amount by $62.8 million, $84.7 million and $101.7 million, respectively.

          The patronage refunds may be paid in the form of qualified or nonqualified written notices of allocation or cash. The qualified patronage refund, if any, must be paid at least 20% in cash and is deductible by the Company for federal income tax purposes. The portion of the qualified patronage refund not paid in cash (the allocated equity portion) is distributed in common shares, associate member common shares or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to distribute the allocated equity portion in any other form or forms of equities. The allocated equity portion of the qualified patronage refund is determined annually by the Board of Directors, but is limited to no more than 80% of the total qualified patronage refund. The nonqualified patronage refund, if any, is recorded as book credits in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient), or the Board of Directors may determine to record the nonqualified patronage refund in any other form or forms of nonpreferred equities. The nonqualified patronage refund is deductible by the Company for federal income tax purposes only upon redemption of the equity or equities issued. The nonqualified patronage refund and the allocated equity portion of the qualified patronage refund are sources of funds from operations which are retained for use in the business and which increase Farmland's equity base. Common shares and associate member common shares may be redeemed by cash payments from Farmland to holders thereof who participate in Farmland's base capital plan. Common stock, associate member common stock, capital credits and other equities of Farmland and Foods may also be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described under "Business and Properties - Business - Equity Redemption Plans" included herein.

          Major sources of cash during 1997 include: $222.3 million from operating activities; $55.2 million from cash distributions from ventures; $59.1 million of net proceeds from issuance of subordinated debt and demand loan certificates; and $24.8 million from the sale of investments and collection of long-term notes receivable.

    Major uses of cash during 1997 include: $184.4 million for capital expenditures and acquisition of other long-term assets; $89.7 million for net payments on bank loans and notes payable; $46.2 million for acquisition of investments and notes receivable; $32.5 million for cash patronage refunds distributed from income of the 1996 fiscal year; and $25.4 million for the redemption of equities under the Farmland base capital and other equity redemption plans.

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

          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $243.2 million through August 31, 1997), or $329.0 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1997. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $8.1 million), or $13.1 million in the aggregate at August 31, 1997. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Facility") become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1997, Farmland's borrowing capacity under the Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Facility.

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


RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

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

          The increase (decrease) in sales and operating income by business segment in each of the years in the three-year period ended 1997, compared with the respective prior year, is presented in the below table.

          Management's discussion of industry segment sales, operating income or loss and other factors affecting the Company's net income during 1995, 1996 and 1997 follows the table.

                                           Change in Sales                            Change in Net Income
                                 1995           1996           1997           1995           1996           1997
                                Compared       Compared       Compared       Compared       Compared       Compared
                               with 1994      with 1995      with 1996      with 1994      with 1995      with 1996
                                                               (Amounts in Millions)
INCREASE (DECREASE) OF INDUSTRY SEGMENT
SALES AND OPERATING INCOME OR LOSS:
  Petroleum.................. $      21      $     181      $     274      $      (35)     $      13      $      31
  Crop Production............         8            165            (73)             73            (20)           (20)
  Feed.......................       (60)           102             48              (7)             3             (6)
  Food Processing
  and Marketing .............       337            528            338              56            (11)           (22)
  Grain Marketing............       279          1,563          1,230)             52            (36)            25
  Other......................        (6)            (7)             2               2             (3)            (7)

                              $     579      $   2,532       $   (641)      $     141      $     (54)     $       1

CORPORATE EXPENSES AND OTHER:
General corporate expenses (increase) decrease.......................          $   (17)       $   (11)       $     8
Interest expense (increase) decrease.................................               (2)            (8)            -0-
Other income and deductions increase (decrease)......................               (6)             9             (1)
Equity in net income of investees increase (decrease)................               12             18              1
Minority owners' interest in net income of subsidiaries
  (increase) decrease ...............................................              (14)             2             (1)
Income taxes (increase) decrease.....................................              (25)             8              1

Net income increase (decrease).......................................          $    89        $   (36)       $     9





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


PETROLEUM

   SALES

      Sales of the petroleum business increased $273.5 million, or 25.8%, in 1997 compared with 1996. This increase was primarily attributable to expansion of the refinery's capacity, which resulted in increased unit sales of gasoline, distillates and diesel fuel, as well as to increased unit prices for these products.

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

   OPERATING INCOME

      Operating income of the petroleum business increased $31.3 million in 1997 compared with 1996. This increase was primarily a result of higher margins coupled with increased unit sales. The higher margins are primarily attributable to an increase in the difference between crude oil prices and finished product prices, the ability of the refinery to process crude oil streams containing a higher proportion of sulfur and to higher production efficiencies resulting from increased refinery capacity.

      The petroleum business had operating income of $5.0 million in 1996 compared to an operating loss of $8.0 million in 1995. This improvement was primarily attributable to higher unit margins resulting from seasonal demand pressure on product price movements. In addition, petroleum realized some margin improvement resulting from increased production capacity at the Company's refinery.

      The petroleum business incurred an operating loss of $8.0 million in 1995 compared with operating income of $27.2 million in 1994. This loss was attributable to increased crude oil costs (approximately 9%) without corresponding increases in finished product selling prices.


CROP PRODUCTION

   SALES

      Crop production sales, consisting primarily of plant nutrients, decreased $72.7 million, or 5.4%, in 1997 compared with 1996. This decrease was primarily a result of lower unit sales of phosphate and nitrogen fertilizers and lower phosphate prices partially offset by higher nitrogen prices.

      Crop production sales increased $164.9 million or 14.1% in 1996 compared with 1995. This increase was primarily a net result of increased unit sales of phosphate and nitrogen fertilizers and higher phosphate prices, partly offset by a slight decline of nitrogen prices.

      Sales of the crop production business increased $8.0 million in 1995 compared with 1994. Sales of plant nutrients increased $117.9 million due to higher selling prices. Unit sales of plant nutrients decreased slightly from 1994. Sales of crop protection products reflect a decrease of $109.9 million as a result of placing the Company's crop protection operations in WILFARM.

   OPERATING INCOME

      Operating income of the Company's crop production business decreased $20.0 million, or 11.2%, in 1997 compared with 1996. This decrease was primarily a result of higher natural gas costs which resulted in lower nitrogen unit margins, partially offset by higher unit margins related to the distribution of phosphate fertilizers. Crop production's share of net income from the Company's phosphate manufacturing and WILFARM ventures decreased slightly in 1997 to $41.2 million compared with $41.9 million in 1996.

      Operating income of the Company's crop production business reflects a decrease of $19.7 million in 1996 compared with 1995. However, the aggregate contribution to net income from all crop production operations (including joint ventures) was at about the same level in 1996 as in 1995. The Company's crop production operations reflect a decrease primarily because of lower fertilizer margins. The approximately $6.0 million, or 2.8%, decrease in nitrogen fertilizer margins was the result of lower average unit selling prices combined with higher raw material costs. Unit margins from the Company's phosphate fertilizer operations decreased approximately $17.0 million. The effect of these decreases were largely offset by an increase of approximately
$17.1 million in the Company's share of net income from joint ventures engaged in phosphate fertilizer manufacturing operations and an increase of approximately $2.4 million in the Company's share of net income from WILFARM.

      Operating income of the crop production business increased $72.7 million in 1995 compared with 1994. In addition, the Company's share of the net income of joint ventures engaged in phosphate manufacturing increased $4.6 million and the Company's share of net income of WILFARM was $2.2 million. The increased operating results from crop production operations was principally attributable to the effect of higher selling prices on unit margins and contributed significantly to the Company's increased net income in 1995.


FEED

   SALES

      Sales of the feed business increased $48.1 million in 1997 compared with 1996. This increase resulted primarily from higher unit prices of feed ingredients combined with a slight increase in volume.

      Sales of feed products increased 21.9% to $569.9 million in 1996 compared with $467.7 million in 1995. The increase was primarily attributable to higher unit prices which reflected higher cost of raw materials. In addition, unit sales of formula feed and feed ingredients increased approximately 2% and 10%, respectively.

      Sales of the feed business decreased $60.1 million in 1995 compared with 1994. This decrease reflected lower unit sales in traditional markets for beef, dairy and swine feed partly offset by increased commercial (bulk) feed sales. Unit sales of dairy feed decreased because the number of dairy cattle on feed programs in the Company's trade territory decreased in 1995. Beef and swine feed unit sales decreased because the relatively low market prices available to livestock producers encouraged such producers to reduce input costs wherever possible and such efforts were aided by the mild winter during which pastures in most of the Company's trade area remained open and provided suitable grazing for beef cattle.

   OPERATING INCOME

      Operating income of the feed business decreased $6.3 million in 1997 compared with 1996. This decrease was primarily attributable to declining sales through traditional local cooperative channels and an increase in sales to lower margin commercial accounts.

      Operating income of the feed business increased $2.9 million in 1996 compared with 1995. This increase was attributable primarily to increased unit margins on feed grade phosphate and to increased sales of feed ingredients.

      Operating income of the feed business decreased $7.0 million in 1995 compared with 1994. This decrease was attributable to decreased unit sales in traditional markets with cooperatives combined with a net loss on sales to commercial accounts.

FOOD PROCESSING AND MARKETING

   SALES

      The Company's food processing and marketing business sales increased $338.3 million in 1997 compared with 1996. This increase was largely attributable to increased unit volume primarily resulting from the operations of pork processing plants acquired during the third and fourth quarters of 1996. Unit price increases of approximately 4% also contributed to the increase in sales.

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

      Sales of the food processing and marketing business increased $337.3 million in 1995 compared with 1994. Sales of beef increased $350.6 million. Approximately $235.0 million of this increase resulted from FNBPC's purchase of assets from Hyplains (formerly 50%-owned by Farmland). The balance of the increased sales of beef resulted primarily from increased volume (approximately 16%) at FNBPC's plant. Sales of pork decreased $13.3 million reflecting the net effect of lower wholesale pork prices, partly offset by higher unit sales.

   OPERATING INCOME

      Operating income of the Company's food processing and marketing business decreased $21.9 million in 1997 compared with 1996. This decrease was primarily attributable to the increased cost to acquire live hogs and to the increased selling and administrative expenses related to the food processing business, partially offset by increased beef unit margins.

      Operating income of the food processing and marketing business of $66.0 million in 1996 represented an $11.1 million decrease compared to 1995. This decrease primarily resulted from decreased margins on fresh pork and increased administrative expenses, partially offset by increased beef unit sales.

      Operating income of the food processing and marketing business increased $56.5 million in 1995 compared with 1994. This increase included increased operating income of $43.5 million in beef operations and $13.0 million in pork operations. In addition, the Company's share of net income of Hyplains in 1995 (for the period prior to its acquisition by FNBPC) increased $5.2 million compared with 1994. These increases reflected increased unit margins (mostly a result of lower cattle and hog market prices) and an increased number of cattle and hogs processed.


GRAIN MARKETING

   SALES AND OPERATING INCOME

      The Company's grain marketing sales decreased $1.2 billion in 1997 compared with 1996. This decrease resulted from decreases in both unit sales (primarily due to a reduction in export sales) and unit prices. The grain marketing business had operating income of $6.8 million in 1997 compared with an operating loss of $18.2 million in 1996. This increase in operating income was primarily attributable to higher margins combined with increased storage income.

      Grain sales increased $1.6 billion, or 82%, in 1996 compared to 1995 principally owing to a 40% increase in units sold combined with increased grain prices. Grain had a $18.2 million operating loss in 1996 compared with $17.9 million operating income in 1995. The operating loss was principally attributable to drought conditions in certain major wheat producing regions of the United States which resulted in both shortages of and significantly higher prices for wheat. Due to this shortage, the Company had to source wheat (in order to meet contractual obligations), from domestic geographic areas further from the Company's gulf coast export elevator than expected, resulting in higher than anticipated purchase prices and transportation charges. The Company's policy is to hedge its exposure to price fluctuations. However, in order to avoid influencing price movement in certain commodity futures markets, significant contracts are hedged over a period of time, but as soon as practical, after such contracts are written. In 1996, the Company entered into a significant fixed price sales contract. During the time required to fully hedge this contract, the market for wheat was relatively volatile but generally trended upward. The joint effect of these factors contributed to the loss in the Company's grain operations.

      Sales of grain increased $279.0 million in 1995 compared with 1994. This increase resulted from higher grain prices and unit sales, primarily export sales. Operating income of the grain business totaled $17.9 million in 1995 compared with a loss of $33.5 million in 1994. The increase in operating results was attributable to approximately 59.0 million bushels higher export volume by the NAGD, increased volume of international grain brokered by Tradigrain and more favorable unit margins which developed as market prices increased in response to decreased worldwide production in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses ("SG&A") increased $40.4 million, or 11%, in 1997 compared with 1996. SG&A directly associated with business segments increased $48.8 million (primarily the food processing and marketing segment) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments decreased $8.4 million primarily as a result of lower employee-related costs.

          SG&A increased $24.6 million, or 7.1%, in 1996 compared with 1995. Approximately $13.5 million of the increase was directly connected to business segments (primarily the food processing and marketing and grain segments) and has been included in the determination of the operating income of business segments. The increase of general corporate expenses, not identified to business segments ($11.1 million), included higher expenses from improving the management information systems and higher employee-related costs.

          SG&A increased $39.1 million in 1995 compared with 1994. Approximately $25.3 million of the increase was directly connected to business segments (primarily the food processing and marketing and grain segments) and has been included in the determination of the operating income of business segments. The increase of general corporate expenses, not identified to business segments ($13.8 million), reflected higher variable compensation, pension and other employee costs and higher costs for legal services.


OTHER INCOME (DEDUCTIONS)

   INTEREST EXPENSE

      Interest expense decreased $0.1 million in 1997 compared with 1996, reflecting lower average borrowings offset by a slight increase in the average interest rate.

      Interest expense increased $8.6 million in 1996 compared with 1995, reflecting higher average borrowings, partly offset by a slight decline in the average interest rate.

      Interest expense increased $2.4 million in 1995 compared with 1994, reflecting a higher average interest rate, partly offset by a lower amount of average borrowings.

   OTHER, NET

      In May 1996, the Company sold its interest in a communications joint venture, Broadcast Partners. The sale resulted in a gain before income taxes of $10.9 million, which has been included in the caption "Other income (deductions): Other, net" in the Company's Consolidated Statement of Operations. See Note 15 of the Notes to Consolidated Financial Statements included herein.

CAPITAL EXPENDITURES

      See "Business and Properties - Business - Capital Expenditures and Investments in Ventures" included herein.


MATTERS INVOLVING THE ENVIRONMENT

         See "Business and Properties - Business - Business Risk Factors" and "
- Matters Involving the Environment" included herein.


RECENT ACCOUNTING PRONOUNCEMENTS

      In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company is including the following cautionary statement in this Form to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the Company's business, the effects of actual and pending legislation and regulation upon the Company's business (including, but not limited to, the effects of FAIR, "fast-track" and certain environmental laws), the anticipated expenditures for environmental remediation, the consequences of an adverse judgment in certain litigations (including the Terra litigation), the Company's ability to fully and timely complete modifications and expansions with respect to certain of the Company's manufacturing facilities, the redemption of the Company's various equities, the adequacy of certain raw material reserves and supplies, the Company's objectives with respect to certain strategic acquisitions and dispositions and the Company's ability to resolve Year 2000 issues with respect to its financial, informational and operational systems. Discussion containing such forward-looking statements is found in the material set forth under "Business and Properties" (including, without limitation, "Business Risk Factors"), "Market for the Registrant's Common Equity and Related Stockholder Matters", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", as well as within this Form 10-K generally.

      Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

1. Weather patterns (flood, drought, frost, etc.) or crop failure.

2. Federal or state regulations regarding agricultural programs and production efficiencies.

3. Federal or state regulations regarding the amounts of fertilizer and other chemical applications used by farmers.

4. Factors affecting the export of U.S. agricultural produce (including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand).

5. Factors affecting supply, demand and price of crude oil, refined fuels, natural gas and other commodities.

6. Regulatory delays and other unforeseeable obstacles beyond the Company's control that may affect growth strategies through acquisitions and investments in joint ventures.

7. Competitors in various segments which may be larger than the Company, offer more varied products or possess greater resources.

8. Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments, and environmental remediation costs in excess of amounts accrued.

9. The factors identified in "Business and Properties - Business - Business Risk Factors" included herein.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information specified under Item 7A is not required for fiscal 1997, because of the Company's market capitalization was less than $2.5 billion as of January 28, 1997.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FARMLAND CONSOLIDATED FINANCIAL STATEMENTS


    Independent Auditors' Report ...............................32

    Consolidated Balance Sheets, August 31, 1996 and
    1997 .......................................................33

    Consolidated Statements of Operations for each of
    the years in the three-year period ended August
    31, 1997 ...................................................35

    Consolidated Statements of Cash Flows for each of
    the years in
    the three-year period ended August 31, 1997 ................36

    Consolidated Statements of Capital Shares and
    Equities for each of the years in the three-year
    period ended August 31, 1997 ...............................38

    Notes to Consolidated Financial Statements .................39



                           INDEPENDENT AUDITORS' REPORT


The Board of Directors
Farmland Industries, Inc.:


We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1996 and 1997, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP



Kansas City, Missouri
October 17, 1997



                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                     August 31
                                                                            1996               1997
                                                                            (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade........................................  $      624,002      $      589,028
  Inventories (Note 2)...............................................         736,620             745,301
  Other current assets...............................................         101,748              94,239


       Total Current Assets..........................................  $    1,462,370      $    1,428,568




Investments and Long-Term Receivables (Note 3).......................  $      241,124      $      266,554



Property, Plant and Equipment (Notes 4 and 5):
  Property, plant and equipment, at cost.............................  $    1,506,460      $    1,585,824
  Less accumulated depreciation and amortization.....................         789,236             802,716


  Net Property, Plant and Equipment..................................  $      717,224      $      783,108



Other Assets.........................................................  $      147,728      $      167,082



Total Assets.........................................................  $    2,568,446      $    2,645,312


FN>
See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND EQUITIES

                                                                                         August 31
                                                                               1996                 1997
                                                                                (Amounts in Thousands)
Current Liabilities:
  Demand loan certificates...............................................   $       40,099      $       50,523
  Short-term notes payable (Note 5)......................................          315,428             258,342
  Current maturities of long-term debt (Note 5)..........................           41,080              91,643
  Accounts payable - trade...............................................          392,436             366,345
  Accrued payroll........................................................           48,893              57,754
  Other current liabilities..............................................          302,384             361,750


       Total Current Liabilities.........................................   $    1,140,320      $    1,186,357


Long-Term Liabilities (Note 5):
  Long-term borrowings (excluding current maturities)....................   $      616,258      $      580,665
  Other long-term liabilities............................................           35,983              33,480

       Total Long-Term Liabilities.......................................   $      652,241      $      614,145


Deferred Income Taxes (Note 6)...........................................   $        6,709      $        3,974


Minority Owners' Equity in Subsidiaries (Note 7).........................   $       13,845      $       18,843


Capital Shares and Equities (Note 8):
  Preferred shares, $25 par value--Authorized 8,000,000 shares, 2,886 shares issued and outstanding
    (50,565 shares in 1996)..............................................   $        1,264      $           72
  Common shares, $25 par value--Authorized 50,000,000
    shares, 17,680,493 shares issued and outstanding
    (16,580,112 shares in 1996) .........................................          414,503             442,012
  Associate member common shares (nonvoting), $25 par value --Authorized
    2,000,000 shares, 889,913 shares
    issued and outstanding (623,058 shares in 1996) .....................           15,576              22,248
  Earned surplus and other equities......................................          323,988             357,661



       Total Capital Shares and Equities.................................   $      755,331      $      821,993



Contingent Liabilities and Commitments (Notes 5, 6 and 9)


Total Liabilities and Equities............................................. $    2,568,446      $    2,645,312


See accompanying Notes to Consolidated Financial Statements.



                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended August 31
                                                                  1995               1996               1997
                                                                             (Amounts in Thousands)
Sales.......................................................   $   7,256,869      $    9,788,587      $    9,147,507
Cost of sales...............................................       6,699,178           9,272,002           8,580,826


Gross income................................................   $     557,691      $      516,585      $      566,681


Selling, general and administrative expenses................   $     344,364      $      368,954      $      409,378


Other income (deductions):
   Interest expense.........................................   $     (53,862)     $      (62,445)     $      (62,335)
   Interest income..........................................           8,334               5,021               5,352
   Other, net (Note 15).....................................          11,600              24,257              22,486

Total other income (deductions).............................   $     (33,928)     $      (33,167)     $      (34,497)


Income before income taxes and equity in net
   income of investees and minority owners'
   interest in net income of subsidiaries...................   $     179,399      $      114,464      $      122,806

Income tax expense (Note 6).................................          29,628              21,755              20,907


Income before equity in net income of investees and minority
    owners' interest  in net income of subsidiaries.........   $     149,771      $       92,709      $      101,899


Equity in net income of investees
   (Note 3).................................................          22,785              41,092              42,108

Minority owners' interest in net income
   of subsidiaries..........................................          (9,757)             (7,383)             (8,584)


Net income .................................................   $     162,799      $      126,418      $      135,423



Distribution of net income (Note 8):
   Patronage refunds:
       Farm supply patrons..................................   $      74,557      $       83,739      $      101,262
       Pork marketing patrons...............................          16,087               6,998                 -0-
       Beef marketing patrons...............................           2,488               2,753               6,458
       Grain marketing patrons..............................           1,285                 -0-                 585
       Livestock production.................................             -0-                   5                   2

                                                               $      94,417      $       93,495      $      108,307
   Earned surplus and other equities (Note 8)...............          68,382              32,923              27,116


                                                               $     162,799      $      126,418      $      135,423


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended August 31
                                                                     1995            1996               1997
                                                                              (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................  $   162,799       $   126,418       $   135,423
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization...............................       69,138            77,741            90,351
  Equity in net income of investees...........................      (22,785)          (41,092)          (42,108)
  Minority owners' equity in net
    income of subsidiaries....................................        9,757             7,383             8,584
  (Gain) on disposition of investments........................           -0-          (11,300)             (552)
  (Gain) loss on disposition of fixed assets..................        1,882              (967)           (1,390)
  Patronage refunds received in equities......................       (2,025)           (2,244)           (1,830)
  Proceeds from redemption of patronage equities..............        3,776             5,112             5,106
  Deferred income taxes.......................................        6,161            11,034            (1,469)
  Other.......................................................          412            (2,335)            3,341
  Changes in assets and liabilities (exclusive
    of assets and liabilities of businesses acquired):
    Accounts receivable.......................................      (70,413)         (175,991)           27,644
    Inventories...............................................     (186,570)           47,220            (9,343)
    Other assets..............................................       38,889           (40,774)            6,249
    Accounts payable..........................................          782           140,721           (26,091)
    Other liabilities.........................................       35,684            41,194            28,393


Net cash provided by operating activities.....................  $    47,487       $   182,120       $   222,308


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................................  $  (124,722)      $  (168,272)      $  (158,655)
Distributions from joint ventures.............................          513            22,239            55,238
Acquisition of investments and notes receivable...............      (26,789)          (51,923)          (46,243)
Acquisition of other long-term assets.........................       (2,141)          (23,768)          (25,724)
Proceeds from sale of investments
  and collection of notes receivable..........................       39,780            31,003            24,758
Proceeds from sale of fixed assets............................        3,828             5,996             6,895
Acquisition of businesses.....................................           -0-          (39,536)           (3,515)
Other.........................................................           -0-           (6,803)               -0-


Net cash used in investing activities.........................  $  (109,531)      $  (231,064)      $  (147,246)



CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds and dividends...................  $   (26,648)      $   (32,781)      $   (32,515)
Payments for redemption of equities...........................      (12,431)          (27,470)          (25,440)
Proceeds from bank loans and notes payable....................      522,916           597,959           337,407
Payments of bank loans and notes payable......................     (513,672)         (526,814)         (427,139)
Proceeds from issuance of subordinated debt
    certificates..............................................       46,715            67,965            86,132
Payments for redemption of subordinated
    debt certificates.........................................      (26,866)          (43,803)          (37,455)
Net increase (decrease) in checks
    and drafts outstanding....................................       37,088            (6,144)           16,299
Net increase (decrease) in demand loan certificates...........       (9,634)           26,575            10,424
Other, increase (decrease)....................................          492            (6,543)           (2,775)

Net cash provided by (used in) financing activities...........  $    17,960       $    48,944       $   (75,062)


Net decrease in cash and cash equivalents.....................  $   (44,084)      $       -0-       $       -0-
Cash and cash equivalents at beginning of year................       44,084               -0-               -0-

Cash and cash equivalents at end of year......................  $       -0-       $       -0-       $       -0-



SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND INCOME TAXES
Interest......................................................  $    50,551       $    58,125       $    57,650



Income taxes (net of refunds).................................  $    30,422       $    27,943       $    14,399



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Equities and minority owners' interest called
    for redemption............................................  $    27,738       $    25,214       $    28,579


Transfer of assets in exchange for investment in
    joint ventures............................................  $     2,061       $       -0-       $    10,292


Appropriation of current year's net income as
    patronage refunds.........................................  $    94,417       $    93,495       $   108,307


Acquisition of businesses:
    Fair value of net assets acquired.........................  $       -0-       $    52,401       $       -0-

    Goodwill..................................................          -0-             3,181             2,550
    Minority owners' investment...............................          -0-               -0-               965
    Cash paid.................................................          -0-           (39,536)           (3,515)

Liabilities assumed...........................................  $       -0-       $    16,046       $       -0-


See accompanying Notes to Consolidated Financial Statements.

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES


                                                                Years Ended August 31, 1995, 1996 and 1997

                                                                                 Associate      Earned        Total
                                                                                  Member     Surplus and     Capital
                                                      Preferred      Common       Common        Other       Shares and
                                                       Shares        Shares       Shares       Equities      Equities

                                                                          (Amounts in Thousands)
BALANCE AT AUGUST 31, 1994.........................   $ 3,702      $ 363,562      $ 9,268      $208,481     $  585,013
Appropriation of current year's net income.........        -0-            -0-          -0-      162,799        162,799
Patronage refund payable in cash transferred
  to current liabilities...........................        -0-            -0-          -0-      (33,061)       (33,061)
Base capital redemptions transferred
  to current liabilities...........................        -0-       (13,939)        (220)           -0-       (14,159)
Other equity redemptions transferred
  to current liabilities...........................    (1,249)           (30)          -0-      (11,477)       (12,756)
Prior year qualified patronage refund allocation...        -0-        35,940        1,508       (37,284)           164
Dividends on preferred stock.......................        -0-            -0-          -0-           (4)            (4)
Exchange of common stock, associate member
  common stock and other equities..................        -0-           (73)         245          (172)            -0-
Issue, redemption and cancellation of equities.....        -0-           (51)         332          (990)          (709)


BALANCE AT AUGUST 31, 1995.........................   $ 2,453      $ 385,409      $11,133      $288,292     $  687,287
Appropriation of current year's net income.........        -0-            -0-          -0-      126,418        126,418
Patronage refund payable in cash transferred
  to current liabilities...........................        -0-            -0-          -0-      (32,719)       (32,719)
Base capital redemptions transferred
  to current liabilities...........................        -0-       (13,922)        (103)           -0-       (14,025)
Other equity redemptions transferred
  to current liabilities...........................    (1,190)        (6,578)        (287)       (3,272)       (11,327)
Prior year qualified patronage refund allocation...        -0-        49,644        6,493       (56,294)          (157)

Dividends on preferred stock.......................        -0-            -0-          -0-           (4)            (4)
Exchange of common stock, associate member
  common stock and other equities..................        -0-           116       (1,654)        1,538             -0-
Issue, redemption and cancellation of equities.....         1           (166)          (6)           29           (142)


BALANCE AT AUGUST 31, 1996                            $ 1,264      $ 414,503      $15,576      $323,988     $  755,331
Appropriation of current year's net income.........        -0-            -0-          -0-      135,423        135,423
Patronage refund payable in cash transferred
  to current liabilities...........................        -0-            -0-          -0-      (40,228)       (40,228)
Base capital redemptions transferred
  to current liabilities...........................        -0-       (16,783)        (444)           -0-       (17,227)
Other equity redemptions transferred
  to current liabilities...........................    (1,189)        (6,737)        (302)       (2,963)       (11,191)
Prior year qualified patronage refund allocation...        -0-        53,269        5,640       (59,103)          (194)
Dividends on preferred stock.......................        -0-            -0-          -0-           (4)            (4)
Exchange of common stock, associate member
  common stock and other equities..................        -0-        (2,566)       1,929           637             -0-
Issue, redemption and cancellation of equities.....        (3)


BALANCE AT AUGUST 31, 1997                            $    72      $ 442,012      $22,248      $357,661     $  821,993



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

          Cash and Cash Equivalents -- Investments with maturities of less than three months are included as cash and cash equivalents.

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

          Goodwill -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis over a period of 15 to 25 years. The Company assesses the recoverability of goodwill and measures impairment, if any, by determining whether the unamortized balance can be recovered over its remaining life through undiscounted future operating cash flows. Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $10.3 million and $12.9 million, respectively, at August 31, 1996 and 1997.

          Sales -- The Company's policy is to recognize sales at the time product is shipped. Net margins on grain merchandised by the Company's international grain trading subsidiaries (collectively referred to as "Tradigrain"), rather than the gross value of such products merchandised, are included in net sales. The gross value of grain merchandised by Tradigrain in 1995, 1996 and 1997 was $1.6 billion, $2.6 billion and $2.3 billion, respectively.

    Derivative Commodity Instruments -- The Company uses derivative commodity instruments, including forward contracts, futures contracts, purchased options and collars, primarily to reduce its exposure to risk of loss from changes in commodity prices. Derivative commodity instruments which are designated as hedges and for which changes in value exhibit "high" correlation to changes in value of the underlying position are accounted for as hedges.
    Gains and losses on hedges of inventory are deferred as part of the carrying amount of the related inventories and, upon sale of the inventory, recognized in cost of sales. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized as an adjustment to the carrying amounts of the commodities when the underlying hedged transaction occurs. When a qualifying hedge is terminated or ceases to meet the specified criteria for use of hedge accounting, any deferred gains or losses through that date continue to be deferred. To the extent an anticipated transaction is no longer likely to occur, related hedges are closed with gains or losses charged to operations.
    Tradigrain uses derivative commodity instruments to establish positions for trading purposes. Instruments used for this purpose are marked-to-market and all related gains and losses are included in operations. Cash flows from commodity instruments are classified in the same category as cash flows from the hedged commodities in the Consolidated Statements of Cash Flows.

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

          Federal Income Taxes -- Farmland is subject to income taxes on all income not distributed to patrons as qualified patronage refunds. Farmland files consolidated federal and state income tax returns.



(2)  INVENTORIES

          Major components of inventories are as follows:

                                    August 31

                                1996         1997
                              (Amounts in Thousands)

 Finished and in-process
   products...................$620,794     $625,577
 Materials..................    58,526       62,001
 Supplies...................    57,300       57,723

                              $736,620     $745,301






          The carrying values of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at August 31, 1996 and 1997, were $111.8 million and $125.5 million, respectively. Replacement cost approximated the LIFO carrying values of inventories at both August 31, 1996 and 1997.

          The carrying values of beef inventories stated under the lower of LIFO or market at August 31, 1996 and 1997, were $32.3 million and $37.0 million, respectively. At both August 31, 1996 and 1997, market value was lower than LIFO and, accordingly, such inventories were valued at market.

(3) INVESTMENTS AND LONG-TERM RECEIVABLES

          Investments and long-term receivables are as follows:


                                                                              August 31
                                                                       1996                1997
                                                                       (Amounts in Thousands)
Investments accounted for by the equity method................   $     147,028       $     177,994
Investments in and advances to other cooperatives.............          45,267              43,585
National Bank for Cooperatives ...............................          24,913              20,958
Other investments and long-term receivables...................          22,473              24,017
Notes receivable from ventures, 20% to 50% owned..............           1,443                 -0-

                                                                  $    241,124        $    266,554





          National Bank for Cooperatives ("CoBank") requires its borrowers to maintain an investment in stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 1996 and 1997, Farmland's investment in CoBank approximated its requirement. CoBank maintains a statutory lien on the investment held by the Company in CoBank.

          Summarized financial information of investees accounted for by the equity method is as follows:


                                                                              August 31
                                                                       1996                1997
                                                                       (Amounts in Thousands)
Current Assets................................................    $    228,883        $    269,565
Long-Term Assets..............................................         319,166             492,966

    Total Assets..............................................    $    548,049        $    762,531

Current Liabilities...........................................    $    191,632        $    214,662
Long-Term Liabilities.........................................          57,208             186,344

    Total Liabilities.........................................    $    248,840        $    401,006



Net Assets....................................................    $    299,209        $    361,525




                                                              Year Ended August 31
                                                    1995                1996                1997
                                                              (Amounts in Thousands)
Net sales..................................   $   1,212,592        $  1,154,195        $  1,366,038

Net income.................................   $      46,803        $     83,075        $     84,536

Farmland's equity in net income............   $      22,785        $     41,092        $     42,108





          The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited (expected to commence production in 1998) and a 50% equity interest in a distributor of crop protection products, WILFARM, LLC. At August 31, 1997, undistributed earnings from all ventures accounted for by the equity method totaled $58.9 million.


(4) PROPERTY, PLANT AND EQUIPMENT

          A summary of cost for property, plant and equipment is as follows:

                                                         August 31
                                                1996                    1997
                                                 (Amounts in Thousands)
Land and improvements.....................   $      50,800           $      51,586
Buildings.................................         278,097                 275,835
Machinery and equipment...................         880,152                 947,836
Automotive equipment......................          67,754                  67,021
Furniture and fixtures....................          61,426                  53,391
Capital leases............................          50,562                  54,467
Leasehold improvements....................          24,539                  28,981
Other.....................................           8,837                   8,283
Construction in progress..................          84,293                  98,424

                                             $   1,506,460           $   1,585,824




(5) BANK LOANS, SUBORDINATED DEBT CERTIFICATES AND NOTES PAYABLE

          Bank loans, subordinated debt certificates and notes payable are as follows:

                                                                                August 31
                                                                           1996              1997
                                                                           (Amounts in Thousands)
Subordinated capital investment certificates
   --6% to 9.5%, maturing 1998 through 2014.......................    $    245,792      $    284,493
Subordinated monthly income certificates
   --6.25% to 9.25%, maturing 1998 through 2007...................          78,313            88,546
Syndicated Credit Facility
   --5.84% to 6.28%, maturing 2001................................         175,000           160,000
Other bank notes--6.5% to 10.75%,
   maturing 1998 through 2008.....................................          88,704            69,943
Industrial revenue bonds--6.75% to 9.25%,
   maturing 1998 through 2007.....................................          18,930            17,430
Promissory notes--7% to 8.5%,
   maturing 1998 through 2005.....................................          16,917            11,707
Other--3% to 14.92%...............................................          33,682            40,189

                                                                      $    657,338      $    672,308
Less current maturities...........................................          41,080            91,643

                                                                      $    616,258      $    580,665





          The Company has a $1.1 billion Syndicated Credit Facility with a group of domestic and international banks ("the Facility"). The Facility provides revolving short-term credit of up to $650.0 million to finance seasonal operations and inventory, and revolving term credit of up to $450.0 million. At August 31, 1997, the Company had $185.5 million of revolving short-term borrowings under the Facility and $160.0 million of revolving term borrowings; additionally, $44.2 million of the Facility was being utilized to support letters of credit issued on behalf of the Company.

          The Company pays commitment fees under the Facility of 1/10 of 1% annually on the unused portion of the revolving short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, the Company must comply with the Facility's financial covenants regarding working capital, the ratio of certain debt to average cash flow and the ratio of equity to total capitalization, all as defined therein. The short-term provisions of the Facility are reviewed and/or renewed annually. The next review date is in May 1998. The revolving term provisions of the Facility expire in May 2001.

          Farmland National Beef Packing Company, L.P. ("FNBPC") maintains a $90.0 million borrowing agreement with a group of banks which provides financing support for its beef packing operations. The provisions of this agreement expire in May 1998. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10 million). At August 31, 1997, $29.1 million was borrowed under this agreement and $0.6 million was utilized to support letters of credit. In addition, FNBPC has certain long-term borrowings from Farmland. FNBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

          The Company maintains other borrowing arrangements with banks and financial institutions. At August 31, 1997, $40.8 million was borrowed under such agreements.

          Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At August 31, 1997, such short-term borrowings totaled $72.8 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

          Subordinated debt certificates have been issued under several indentures. Certain subordinated capital investment certificates may be redeemed prior to maturity at the option of the owner in accordance with the indenture. Subject to limitations in the indenture, the Company has options to redeem certain subordinated capital investment certificates in advance of scheduled maturities. Additionally, upon written request the Company redeems subordinated capital investment certificates and subordinated monthly income certificates in the case of death of an owner.

          Outstanding subordinated debt certificates are subordinated to senior indebtedness ($459.8 million at August 31, 1997) and additional financings (principally long-term operating leases). See Note 9.

          At August 31, 1997, under industrial revenue bonds and other agreements, property, plant and equipment with a carrying value of $14.1 million have been pledged.

          Borrowings from CoBank, totaling $93.6 million at August 31, 1997, are partially secured by liens on the equity investment held by the Company in CoBank. See Note 3.

          Bank loans, subordinated debt certificates and notes payable mature during future fiscal years ending August 31 in the following amounts:

                                        (Amounts in Thousands)

1998.................   $  91,643
1999.................      38,272
2000.................      30,467
2001.................     211,736
2002.................      66,662
2003 and after.......     233,528

                        $ 672,308



     At August 31, 1996 and 1997, the Company had demand loan certificates and short-term bank debt outstanding of $355.5 million (weighted average interest rate of 6.29%) and $308.9 million (weighted average interest rate of 6.07%), respectively.

          During 1995, 1996 and 1997, the Company capitalized interest of $0.7 million, $1.6 million and $4.0 million, respectively.



(6)  INCOME TAXES

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

          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $243.2 million through August 31, 1997), or $329.0 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1997. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $8.1 million), or $13.1 million in the aggregate at August 31, 1997. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1997, Farmland's borrowing capacity under the Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Facility.

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

   B.   OTHER INCOME TAX MATTERS

          Income tax expense (benefit) is comprised of the following:


                                                               Year Ended August 31
                                                    1995                1996                1997
                                                              (Amounts in Thousands)
Federal:
  Current..................................   $      18,533       $       7,322        $     18,712
  Deferred.................................           4,255               9,430              (1,129)

                                              $      22,788       $      16,752        $     17,583

State:
   Current.................................   $       3,356       $       1,292        $      3,303
   Deferred................................             665               1,664                (199)

                                              $       4,021       $       2,956        $      3,104

Foreign:
   Current.................................   $       1,578       $       2,107        $        361
   Deferred................................           1,241                 (60)               (141)

                                              $       2,819       $       2,047        $        220


Total income tax expense...................   $      29,628       $      21,755        $     20,907




          Income tax expense differs from the "expected" income tax expense using a statutory rate of 35% as follows:


                                                               Year Ended August 31
                                                   1995                1996                1997

Computed "expected" income tax expense on
  income
  before income taxes .....................         35.0   %            35.0  %             35.0  %
Increase (reduction) in income tax
  expense attributable to:
  Patronage refunds .......................        (18.3)              (20.4)              (22.4)
  State income tax expense net of
    federal income tax effect..............          2.2                 2.5                 1.6
  Other, net ..............................         (2.4)                1.9                 2.8

Income tax expense.........................         16.5   %            19.0  %             17.0  %


     The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 1996 and 1997 are as follows:

                                                               August 31
                                                        1996                1997
                                                        (Amounts in Thousands)
Deferred tax liabilities:
 Property, plant and equipment,
    principally due to differences
    in depreciation.........................        $    40,182         $    51,632
Prepaid pension cost .......................             21,500              19,242
Income from foreign subsidiaries ...........                 -0-              3,765
Basis differences in pass-through
    ventures................................                 -0-              3,929
Other ......................................              2,080               3,144

    Total deferred tax liabilities..........        $    63,762         $    81,712



Deferred tax assets:
Safe harbor leases .........................        $     4,699         $     4,143
Accrued expenses ...........................             47,140              49,747
Benefit of nonqualified
    written notices.........................                 -0-             19,456
Accounts receivable, principally due to
    allowance for doubtful accounts.........              1,971               1,844
Other ......................................              3,243               2,548

Total deferred tax assets ..................        $    57,053         $    77,738

Net deferred tax liability .................        $     6,709         $     3,974




          A valuation allowance of $1.5 million and $1.6 million for deferred tax assets was provided at August 31, 1996 and 1997, respectively. The valuation allowance was provided because of limitations imposed by the tax laws on the Company's ability to realize the benefit of income tax credits obtained through an acquisition.

          At August 31, 1997, Farmland has member-sourced loss carryforwards, expiring in 2012, amounting to $13.5 million available to offset future member-sourced income. No deferred tax asset has been established for these carryforwards since member-sourced losses offset future patronage refunds.


(7) MINORITY OWNERS' EQUITY IN SUBSIDIARIES

          A summary of the equity in subsidiaries owned by others is as follows:

                                                                       August 31
                                                              1996              1997
                                                                (Amounts in Thousands)
Farmland National Beef Packing Company, L.P................  $    6,455       $    11,491
Farmland Foods, Inc. ......................................       4,594             4,423
Other subsidiaries.........................................       2,796             2,929

                                                             $   13,845       $    18,843




      The Company has agreed to sell up to a 25% interest in FNBPC to an unrelated party, U.S. Premium Beef, LTD. ("USPB"). Therefore, the Company's ownership in FNBPC could be reduced to 50%. At this time, there is no assurance USPB will raise the capital necessary to consummate part or all of this transaction.


(8)  PREFERRED STOCK, EARNED SURPLUS AND OTHER EQUITIES

          A summary of preferred stock is as follows:

                                                                       August 31
                                                                1996                1997
                                                                 (Amounts in Thousands)
Preferred shares, $25 par value - Authorized
 8,000,000 shares:  6% - 570 shares issued and
      outstanding (608 shares in 1996)....................  $        15        $        14
5-1/2% - 2,316 shares issued and outstanding
   (2,412 shares in 1996).................................           60                 58
Series F - -0- shares issued and outstanding
   (47,545 shares in 1996)................................        1,189                 -0-

                                                            $     1,264        $        72




          Dividends on the 5-1/2% and 6% preferred stock are cumulative if declared by the Farmland Board of Directors and only to the extent earned each year. Upon liquidation, preferred stock holders are entitled to the par value thereof and any declared or unpaid earned dividends.

          A summary of earned surplus and other equities is as follows:

                                                                        August 31
                                                                  1996             1997
                                                                  (Amounts in Thousands)
Earned surplus............................................    $    230,340     $    257,044
Patronage refund allocable in equities....................          60,776           68,079
Capital credits...........................................          31,237           30,879
Additional paid-in surplus................................           1,616            1,616
Currency translation adjustment...........................              19               43

                                                              $    323,988     $    357,661




          In accordance with the bylaws of Farmland, the member-sourced portion of its net income or loss and the resulting patronage refund payable to members and patrons are determined annually. In 1997, a portion of the patronage refund was paid in the form of qualified written notices of allocation and a portion was paid in the form of nonqualified written notices of allocation. The qualified patronage refund was paid 70% in cash and the remainder was distributed in the form of common shares, associate member common shares or capital credits, depending on the patron's status. The member or patron must take the total amount of the qualified patronage refund into income for income tax purposes in the year issued. The nonqualified patronage refund was recorded as book credits in the form of common shares, associate member common shares or capital credits, depending on the member or patron's status. The nonqualified distribution is not taxable income to the member or patron until redeemed in cash.

          Capital credits are issued: 1) for payment of patronage refunds to patrons who do not satisfy requirements for membership or associate membership and 2) upon conversion of common stock or associate member common stock held by persons who no longer meet qualifications for membership or associate membership in Farmland.

          Additional paid-in surplus results from members donating Farmland equity to Farmland.

          Farmland maintains a base capital plan. The plan's objectives are as follows: 1) to achieve proportionality between the dollar amount of business a member or associate member of Farmland ("Participant") transacts with Farmland and the equity of Farmland which the Participant should hold (hereinafter referred to as the Participant's "Base Capital Requirement") and 2) provide a method for the Board of Directors, in its discretion, to redeem equities held by a Participant when the amount of such equity held by the Participant exceeds the Participant's Base Capital Requirement. Under this plan, the cash portion of the patronage refund payable to voting members or associate members depends upon the degree to which such voting members or associate members meet their Base Capital Requirements.

          The Base Capital Requirement is determined annually by the Board of Directors at its sole discretion. At August 31, 1996 and 1997, common stock and associate member common stock with an aggregate par value of $14.0 million and $17.2 million, respectively, were approved for redemption by the Board of Directors under the base capital plan and such amounts have been included in "Other current liabilities" in the Consolidated Balance Sheets at August 31, 1996 and 1997, respectively.

          Farmland maintains an estate settlement plan for redemption of equities held by estates of deceased individuals (except purchased equities held less than five years) and special equity redemption plans. Under these plans, the Board of Directors, in its discretion, may redeem equities based on certain factors, including the financial position and consolidated net income of the Company.

          At August 31, 1996 and 1997, certain equities with a face amount of $11.4 million and $11.5 million were approved by the Board of Directors for redemption under the estate settlement, preferred shares and other special equity redemption plans and such amounts have been included in "Other current liabilities" in the Consolidated Balance Sheets at August 31, 1996 and 1997, respectively.

          None of the aforementioned equities are held by or for the account of Farmland or in any sinking or other special fund of Farmland and none have been pledged by Farmland.


(9) CONTINGENT LIABILITIES AND COMMITMENTS

          The Company leases various equipment and real properties under long-term operating leases, and also has certain throughput and take-or-pay agreements for processing services and raw material supplies. For 1995, 1996 and 1997, rental expenses and purchases under the throughput and take-or-pay agreements totaled $44.6 million, $42.1 million and $55.7 million, respectively. Rental expense is reduced for sublease income, primarily mileage credits received on leased railroad cars ($1.8 million in 1995, $1.4 million in 1996 and $5.4 million in 1997).

          The lease and throughput and take-or-pay agreements have various remaining terms ranging from one year to twenty years. Some agreements are renewable, at the Company's option, for additional periods. The minimum required payments for these agreements during the fiscal years ending August 31 are as follows:

                                         (Amounts in Thousands)
                1998...........................$   72,234
                1999...........................    63,477
                2000...........................    53,477
                2001...........................    45,786
                2002...........................    30,981
                2003 and after.................   121,019

                                               $  386,974



          Commitments for capital expenditures and investments in joint ventures aggregated $39.2 million at August 31, 1997.


          The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $18.9 million and $16.9 million at August 31, 1996 and 1997, respectively.

          The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably estimable at August 31, 1997. In the opinion of management, it is reasonably possible for such costs to approximate an additional $17.5 million.

          In the ordinary course of conducting international grain trading, Tradigrain, as of August 31, 1997, was contingently liable in the amount of $56.0 million of guarantees, performance and bid bonds, and letters of credit.

          The Company is involved in various lawsuits arising in the normal course of business. In the opinion of management, except for the tax litigation relating to Terra as explained in Note 6, the ultimate resolution of these litigation issues will not have a material adverse effect on the Company's Consolidated Financial Statements.

(10) EMPLOYEE BENEFIT PLANS

        The Farmland Industries, Inc. Employee Retirement Plan (the "Plan") is a defined benefit plan in which substantially all employees of the Company who meet minimum age and length-of-service requirements are eligible to participate. Benefits payable under the Plan are based on years of service and the employee's average compensation during the highest four of the employee's last ten years of employment.

          The assets of the Plan are maintained in a trust fund. The majority of the Plan's assets are invested in common stocks, corporate bonds, United States Government securities and short-term investment funds.

          The Company's funding strategy is to make the maximum annual contribution to the Plan's trust fund that can be deducted for federal income tax purposes. The Company charges pension cost as accrued based on actuarial valuation of the Plan.

          Components of the Company's pension cost are as follows:
                                                                                  Year Ended August 31
                                                                          1995            1996            1997
                                                                                 (Amounts in Thousands)
Service cost - benefits earned during the period...................    $   10,336      $   10,886      $   11,333
Interest cost on projected benefit obligation......................        16,707          18,843          19,816
Actual return on Plan assets.......................................       (27,422)        (46,630)        (37,816)
Net amortization and deferral......................................         8,677          24,634          12,252

Pension expense....................................................    $    8,298      $    7,733      $    5,585





          The discount rate, the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations and the expected long-term rate of return on assets were 8.0%, 4.5% and 8.5%, respectively, at August 31, 1995, 1996 and 1997.

          The following table sets forth the Plan's funded status and amounts recognized in the Company's Consolidated Balance Sheets at August 31, 1996 and 1997. Such prepaid pension cost is based on the Plan's funded status as of May 31, 1996 and 1997.

                                                                              Year Ended August 31
                                                                            1996                1997
                                                                             (Amounts in Thousands)
Actuarial present value of benefit obligations:
  Vested benefits....................................................  $    180,253         $    196,063
  Nonvested benefits.................................................        12,024               16,730

  Accumulated benefit obligation.....................................  $    192,277         $    212,793
  Increase in benefits due to future compensation increases..........        56,030               51,730

  Projected benefit obligation.......................................  $    248,307         $    264,523
  Estimated fair value of Plan assets................................       301,504              331,822

  Plan assets in excess of projected benefit obligation..............  $     53,197         $     67,299
  Unrecognized net (gain) loss from past experience different from that assumed and effects of changes
     in assumptions..................................................           450              (15,405)
  Unrecognized prior service cost....................................           871                  621

Prepaid pension cost at end of year..................................  $     54,518         $     52,515





          During 1997, certain employees transferred to a newly formed venture and were no longer eligible to participate in the Plan. As a result of such transfer, the Company recognized a curtailment gain of $3.6 million.


(11) INDUSTRY SEGMENT INFORMATION

          The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

          The Company's farm supply operations consist of three principal product divisions: petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, jet fuels and by-products of petroleum refining. Principal products of the crop production division are nitrogen-, phosphate- and potash-based fertilizers, and, through the Company's ownership in the WILFARM, LLC and Omnium L.L.C. joint ventures, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.

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


          Following is a summary of industry segment information as of and for the years ended August 31, 1995, 1996 and 1997.

                                                                                                Unallocated
                                                                                                 Corporate
                                Farm Supply                        Marketing                     and Inter-
                                    Crop                        and Processing         Other       Segment
                     Petroleum   Production      Feed         Foods         Grain     Operations Eliminations   Consolidated
                                                           (Amounts in Thousands)
1995
Sales to unaffiliate
  customers......... $876,776   $1,171,389    $467,695    $2,692,892    $1,906,164    $ 141,953    $      -0-    $ 7,256,869
Tansfers between
  segments..........    6,549       18,368       5,982         3,100        13,164       80,891     (128,054)            -0-
Total sales and
  transfers......... $883,325   $1,189,757    $473,677    $2,695,992    $1,919,328    $ 222,844    $(128,054)    $ 7,256,869
Operating income
  (loss) of industry
  segments.......... $ (8,029)  $  198,575    $  9,773    $   77,060    $   17,936    $     618                  $   295,933
Equity in net income
  (loss) of investee
  (Note 3).......... $    168   $   22,096    $    130    $      823    $      688    $  (1,120)                 $    22,785
General corporate
  expenses..........                                                                                                 (83,039)
Other corporate
  income............                                                                                                  20,367
Interest  expense...                                                                                                 (53,862)
Minority interest...                                                                                                  (9,757)
Income tax expense..                                                                                                 (29,628)
Net income..........                                                                                             $   162,799
Identifiable assets at
  August 31, 1995... $313,478   $  410,979    $ 93,438    $  491,257    $  503,670    $  80,470                  $ 1,893,292
Investment in and
  advances to
  investees......... $    953   $   80,805    $  1,497    $      325    $      120    $   9,304                  $    93,004
Corporate assets....                                                                                                 199,647
Total assets........                                                                                             $ 2,185,943
Provision for
  depreciation and
  amortization...... $  9,858   $   15,530    $  4,319    $   21,891    $    5,156    $   5,308    $   7,076     $    69,138

Capital expenditures $ 27,638   $   23,845    $  5,766    $   32,219    $      905    $   7,504    $  28,986     $   126,863


1996
Sales to unaffiliated
  customers........$1,058,258   $1,336,307    $569,869    $3,220,996    $3,468,686    $ 134,471     $     -0-    $ 9,788,587
Transfers between
  segments.........     7,895       16,392      13,672         2,959        72,819       93,144     (206,881)            -0-
Total sales and
  transfers........$1,066,153   $1,352,699    $583,541    $3,223,955    $3,541,505    $ 227,615    $(206,881)    $ 9,788,587
Operating income
  (loss) of industry
  segments.........$    4,990   $  179,008    $ 12,952    $   65,953    $  (18,234)   $  (3,003)                 $   241,666
Equity in net income
  (loss) of investees
  (Note 3).........$      (98)  $   41,899    $    382    $      -0-    $      (10)   $  (1,081)                 $    41,092
General corporate
  expenses.........                                                                                                  (94,035)
Other corporate
  income...........                                                                                                   29,278
Interest  expense..                                                                                                  (62,445)
Minority interest..                                                                                                   (7,383)
Income tax expense.                                                                                                  (21,755)
Net income.........                                                                                              $   126,418
Identifiable assets at
  August 31, 1996..$  433,352   $  438,559    $107,267    $  618,122    $  455,044    $ 102,278                  $ 2,154,622
Investment in and
  advances to
  investees........$      611   $  136,959    $  3,399    $       18    $      468    $   7,016                  $   148,471
Corporate assets...                                                                                                  265,353
Total assets.......                                                                                              $ 2,568,446
Provision for
  depreciation and
  amortization.....$   11,024   $   16,797    $  4,625    $   26,438    $    5,010    $   6,766    $   7,081     $    77,741
Capital expenditure
  (Including $29.9
  million of capital
  assets of
  businesses
  acquired)........$   42,075   $   37,296    $  5,083    $   84,493    $    6,643    $  19,044    $  27,342     $   221,976


1997
Sales to unaffiliated
  customers........$1,331,786   $1,263,566    $618,000    $3,559,305    $2,238,695    $ 136,155    $     -0-     $ 9,147,507
Transfers between
  segments.........     5,153       15,752      18,134         7,362       160,313      108,192     (314,906)            -0-
Total sales and
  transfers........$1,336,939   $1,279,318    $636,134    $3,566,667    $2,399,008    $ 244,347    $(314,906)    $ 9,147,507
Operating income
  (loss) of industry
  segments.........$   36,314   $  158,992    $  6,658    $   44,072    $    6,783    $  (9,856)                 $   242,963
Equity in net income
  of investees
  (Note 3).........$      101   $   41,213    $    342    $      -0-    $      241    $     211                  $    42,108
General corporate
  expenses.........                                                                                                  (85,657)
Other corporate
  income...........                                                                                                   27,835
Interest  expense..                                                                                                  (62,335)
Minority interest..                                                                                                   (8,584)
Income tax expense.                                                                                                  (20,907)
Net income.........                                                                                              $   135,423
Identifiable assets at
  August 31, 1997..$  449,045   $  465,014    $107,536    $  647,395    $  494,176    $  88,936                  $ 2,252,102
Investment in and
  advances to
  investees........$      706   $  158,549    $  3,185    $       18    $    3,901    $  11,635                  $   177,994
Corporate assets...                                                                                                  215,216
Total assets.......                                                                                              $ 2,645,312
Provision for
  depreciation and
  amortization.....$   13,828   $   17,705    $  4,959    $   31,581    $    4,934    $   9,421    $   7,923     $    90,351
Capital
 expenditures .....$   22,838   $   78,859    $  3,167    $   38,106    $    2,646    $  12,172    $  30,106     $   187,894


       Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                                            Year Ended August 31
                                                 1995                1996                1997
                                                           (Amounts in Thousands)
Asia.................................       $     788,583        $     705,905       $     549,404
Latin and South America..............             216,059              695,404             441,912
Canada...............................              58,740               61,217              53,567
Other................................             224,386              527,770             308,412

Total................................       $   1,287,768        $   1,990,296       $   1,353,295




(12) SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

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

          The Company maintains investments in and advances to cooperatives, cooperative banks and joint ventures from which it purchases products or services. A substantial portion of the business of these investees is dependent upon the agribusiness economic sector. See Note 3.



(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.
Except as follows, the fair market value of the Company's financial instruments approximates the carrying value:

                                                         August 31, 1996                     August 31, 1997
                                                  Carrying                            Carrying
                                                   Amount          Fair Value          Amount          Fair Value
                                                                     (Amounts in Thousands)
FINANCIAL ASSETS:
Investments:
  National Bank for Cooperatives..............  $    24,913       $      ****       $    20,958       $      ****
  Other cooperatives:
    Equities..................................       27,160              ****            27,871              ****
    Notes receivable..........................       18,107            17,073            15,714            15,010
FINANCIAL LIABILITIES:
Subordinated capital investment certificates
and subordinated monthly
income certificates........................... $   (324,105)     $   (317,476)     $   (373,039)     $   (376,891)



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

          The estimated fair value of notes receivable has been estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

          The estimated fair value of the subordinated debt certificates was calculated using a discount rate equal to the interest rate on subordinated debt certificates with similar maturities currently offered for sale by the Company. The carrying amounts of the Company's other debt borrowings approximate their fair market value.


(14) RELATED PARTY TRANSACTIONS

          The Company has a 50% interest in two manufacturers of phosphate products, Farmland Hydro, L.P. and SF Phosphates Limited Company, and a 50% interest in a distributor of crop protection products, WILFARM, LLC. During 1995, 1996 and 1997, the Company purchased $106.2 million, $117.4 million and $109.7 million, respectively, of product from these ventures. Accounts payable includes $2.9 million and $9.6 million due to these ventures at August 31, 1996 and 1997, respectively. The Company also has notes receivable from these ventures in the amount of $12.9 million and $8.9 million at August 31, 1996 and 1997, respectively.

          During 1997, the Company entered into an agreement with OneSystem Group, LLC ("OSG"), a 50% owned venture, to provide information technology services for a monthly fee plus certain other expenses. Fees and expenses for these services amounted to $22.2 million for the year ended August 31, 1997. Accounts payable of $0.3 million were due to OSG at August 31, 1997.


 (15)     OTHER INCOME

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

   None.



                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors of Farmland are as follows:

                                               Expiration  Total Years
                       Age as of   Positions   of Present  of Service
                      August 31,    Held With   Term as     as Board
 Name                    1997       Farmland    Director     Member

                                                                   Business Experience During Last Five Years

Albert J. Shivley         54     Chairman of    1998       13      General Manager--American Pride Co-op
                                  the Board                        Association, Brighton, Colorado, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

H. D. Cleberg             58    President and   1997        7      Mr. Cleberg has been with Farmland since
                                    Chief                          1968.  He was named as president-elect in
                                  Executive                        February 1991 and became President in April
                                   Officer                         1991.  From September 1990 to January 1991 he
                                                                   served as Senior Vice President and Chief
                                                                   Operating Officer, Agricultural Group.  From
                                                                   April 1989 to August 1990 he served as
                                                                   Executive Vice President, Operations.

Otis H. Molz              66    Vice Chairman   1997       14      Producer--Deerfield, Kansas.  Mr. Molz has
                                   and Vice                        served as Chairman of the Board of the
                                  President                        National Bank for Cooperatives since January
                                                                   1993.  He served as Chairman of the Board of
                                                                   Directors of Farmland Industries, Inc. from
                                                                   December 1991 to December 1992.  He served as
                                                                   First Vice President of the National Bank for
                                                                   Cooperatives from January 1990 to January of
                                                                   1993.  He was Second Vice Chairman from
                                                                   January 1, 1989 to January 1, 1990.

Lyman Adams, Jr.          46                    1998        5      General Manager--Cooperative Grain and
                                                                   Supply, Hillsboro, Kansas, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Ronald J. Amundson        53                    1997        9      General Manager--Central Iowa Cooperative,
                                                                   Jewell, Iowa, a local cooperative association
                                                                   of farmers and ranchers.

Baxter Ankerstjerne       61                    1999        7      Producer--Peterson, Iowa.  Mr. Ankerstjerne
                                                                   serves as Director of First Cooperative
                                                                   Association, Cherokee, Iowa, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.  From 1988 to 1997, he served as
                                                                   Chairman of the Board of Directors of Farmers
                                                                   Cooperative Association, Marathon, Iowa.

Jody Bezner               56                    1997        6      Producer--Texline, Texas.

Richard L. Detten         63                    1999       10      Producer--Ponca City, Oklahoma.

Steven Erdman             47                    1998        5      Producer--Bayard, Nebraska.

Harry Fehrenbacher        49                    1999        1      Producer--Newton, Illinois.  Mr. Fehrenbacher
                                                                   serves as President of the Board of Directors
                                                                   of Effingham Equity, Effingham, Illinois, a
                                                                   local cooperative association of farmers and
                                                                   ranchers.

Warren Gerdes             49                    1998        4      General Manager--Farmers Cooperative Elevator
                                                                   Company, Buffalo Lake, Minnesota, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Ben Griffith              48                    1998        8      General Manager--Central Cooperatives, Inc.,
                                                                   Pleasant Hill, Missouri, a local cooperative
                                                                   association of farmers and ranchers.

Gail D. Hall              55                    1997        9      General Manager--Lexington Cooperative Oil
                                                                   Company, Lexington, Nebraska, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Barry Jensen              52                    1999        7      Producer--White River, South Dakota.
                                                                   Mr. Jensen currently serves as a Director,
                                                                   and was President from May 1989 to May 1993,
                                                                   of Farmers Co-op Oil Association, Winner,
                                                                   South Dakota, a local cooperative association
                                                                   of farmers and ranchers.

Ron Jurgens               59                    1998        2      General Manager-Agri Co-op in Holdrege,
                                                                   Nebraska, a local cooperative association of
                                                                   farmers and ranchers.

William F. Kuhlman        48                    1999        1      Producer--Oakley, Kansas.  Mr. Kuhlman serves
                                                                   on the Boards of Directors of Kansas Retail
                                                                   Venture Group and Northwest Kansas Ground
                                                                   Water Management.  Formerly, he was President
                                                                   and CEO of Cooperative Agricultural Services,
                                                                   Inc., Oakley, Kansas and General Manager of
                                                                   Menlo-Rexford Cooperative, local cooperative
                                                                   associations of farmers and ranchers.

Greg Pfenning             48                    1997        5      Producer--Hobart, Oklahoma.  Director of
                                                                   Hobart & Roosevelt Cooperative, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.

Monte Romohr              44                    1999        7      Producer--Gresham, Nebraska.  From March 1988
                                                                   to March 1991, Mr. Romohr served as President
                                                                   of Farmers Co-op Business Association,
                                                                   Shelby, Nebraska, a local cooperative
                                                                   association of farmers and ranchers.

Joe Royster               45                    1999        4      General Manager--Dacoma Farmers Cooperative,
                                                                   Inc., Dacoma, Oklahoma, a local cooperative
                                                                   association of farmers and ranchers.

E. Kent Stamper           51                    1999        1      Producer--Plainville, Kansas.  Mr. Stamper
                                                                   serves as Director and Vice President of the
                                                                   Board of Directors of Midland Marketing Coop,
                                                                   Hays, Kansas, a local cooperative association
                                                                   of farmers and ranchers.  He is a member of
                                                                   the Director Development Committee of the
                                                                   Kansas Cooperative Council.  Formerly, he
                                                                   served as Director and Secretary of the Board
                                                                   of Directors of Union Equity Cooperative
                                                                   Exchange, Enid, Oklahoma, a regional grain
                                                                   marketing cooperative.

Eli F. Vaughn             48                    1997        *      General Manager--Farm Service Cooperative,
                                                                   Afton, Iowa, a local cooperative association
                                                                   of farmers and ranchers.

Frank Wilson              49                    1998        2      General Manager-Elkhart Farmers Co-op
                                                                   Association, Elkhart, Texas, a local
                                                                   cooperative association of farmers and
                                                                   ranchers.


*Appointed to the Board of Directors in April, 1997



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



   The executive officers of Farmland are as follows:


                   Age as of
                   August 31,
Name                   1997          Principal Occupation and Other Positions
J. F. Berardi           54   Executive Vice President and Chief Operating Officer, Grain and Grain Businesses -
                               Mr. Berardi joined Farmland in March 1992, serving as Executive Vice President and
                               Chief Financial Officer.  He was appointed to his present position in July 1996.
                               He served as Executive Vice President and Treasurer of Harcourt Brace Jovanovich,
                               Inc., a diversified Fortune 200 company, and was a member of its Board of
                               Directors from 1988 until 1990.

T. M. Campbell          47   Executive Vice President and Chief Financial Officer - Mr. Campbell joined Farmland in August 1992, serving as Vice President and Treasurer.  He was appointed to his present position in August 1996.  He served as Vice President and Assistant
                               Treasurer of Harcourt Brace Jovanovich, Inc., a diversified Fortune 200 company, from 1986 to 1992.

H. D. Cleberg           58   President and Chief Executive Officer - Mr. Cleberg has been with Farmland since
                               1968.  He was appointed to his present position effective April 1991.  From
                               September 1990 to March 1991 he served as Senior Vice President and Chief
                               Operating Officer.  From April 1989 to August 1990 he served as Executive Vice
                               President, Operations.  Prior to April 1989 he held several executive management positions with Farmland.

S. P. Dees              54   Executive Vice President, Corporate Relations, Communications & International
                               Services  - Mr. Dees joined Farmland in 1984, serving as Vice President and
                               General Counsel, Law and Administration.  He was appointed to his present position in September 1995.  From September 1993 to September 1995 he served as Executive
                               Vice President, Farmland and Director General of Farmland Industrias, S.A. de C.V.
                               From October 1990 to September 1993 he served as Executive Vice President,
                               Administrative Group and General Counsel.

 G. E. Evans            53   Executive Vice President and Chief Operating Officer, Meats Group - Mr. Evans has
                               been with Farmland since 1971.  He was appointed to his present position in July
                               1997. He held the same position in the  Meat and Livestock Businesses from
                               September 1995 until July 1997.  From January 1992 to September 1995 he served as
                               Senior Vice President, Agricultural Production Marketing/Processing.  From April
                               1991 to January 1992 he served as Senior Vice President, Agricultural Inputs.  He served as Executive Vice President, Agricultural Marketing from October 1990 to
                               March 1991.

 R. W. Honse            54   Executive Vice President and Chief Operating Officer, Ag Input Businesses - Mr.
                               Honse has been with Farmland since 1983.  He was appointed to his present position in September 1995.  From January 1992 to September 1995, he served as Executive
                               Vice President, Agricultural Inputs Operations.  From October 1990 to January 1992
                               he served as Executive Vice President, Agricultural Operations.

B. L. Sanders           56   Senior Vice President and Corporate Secretary - Dr. Sanders has been with Farmland since 1968.  He was appointed to his present position in September 1991.  From
                               April 1990 to September 1991 he served as Vice President, Strategic Planning and
                               Development.  From October 1987 to March 1990 he served as Vice President,
                               Planning.






ITEM 11.    EXECUTIVE COMPENSATION

          The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to the Company in all capacities during 1995, 1996 and 1997.

                                                                                                     Long-Term
                                                       Annual Compensation                          Compensation
                                                                    Employee
                                     Year                           Variable
                                    Ending                        Compensation      Other Annual          LTIP
Name and Principal Position       August 31        Salary             Plan          Compensation        Payouts

H. D. Cleberg,                       1995        $     456,218     $     346,944     $         -0-     $         -0-
President and                        1996        $     497,713     $     356,485     $         -0-     $   1,296,482
Chief Executive Officer              1997        $     540,292     $     469,954     $         -0-     $     514,999

G. E. Evans,                         1995        $     283,988     $     217,761     $         -0-     $         -0-
Executive Vice President and         1996        $     298,848     $     216,121     $         -0-     $     648,241
Chief Operating Officer              1997        $     317,568     $     245,352     $         -0-     $     257,499
Meats Group

R. W. Honse,                         1995        $     280,248     $     210,337     $         -0-     $         -0-
Executive Vice President and         1996        $     303,364     $     216,121     $         -0-     $     648,241
Chief Operating Officer              1997        $     322,125     $     245,352     $         -0-     $     257,499
Ag Input Businesses

J. F. Berardi,                       1995        $     226,914     $     150,241     $         -0-     $         -0-
Executive Vice President and         1996        $     244,770     $     154,372     $         -0-     $     549,204
Chief Operating Officer,             1997        $     286,814     $     245,352     $         -0-     $     243,194
Grain and Grain Businesses

S. P. Dees,                          1995        $     211,000     $     122,070     $  127,878(A)     $         -0-
Executive Vice President             1996        $     236,765     $     125,427     $    5,357(A)     $     459,171
Corporate Relations,                 1997        $     317,866     $     165,044     $         -0-     $     182,395
Communications &
International Services



(A) Mr. Dees received a differential remuneration and reimbursements in 1995 and 1996 for taxes in connection with a foreign assignment. Mr. Dees' foreign assignment ended in September 1995.



         An Annual Employee Variable Compensation Plan, a Management Long-Term Incentive Plan ("LTIP") and an Executive Deferred Compensation Plan have been established by the Company to meet the competitive salary programs of other companies and to provide a method of compensation which is based on the Company's performance.

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

          During 1997, under the Company's Management Long-Term Incentive Plan for 1997 through 1999, certain management employees, including those executives set forth below, became eligible for future payments contingent on satisfying the terms and conditions of the Plan as set forth below herein.

                                                                     Estimated Future Payouts Under Non-Stock
       (A)                 (B)                    (C)                            Price Based Plans

                    Number of Shares,    Performance or Other
                     Units or Other     Period Until Maturation         (D)              (E)             (F)
       Name            Rights (1)              or Payout             Threshold       Target (2)      Maximum (2)
                                                                              (Amounts in Thousands)
H. D. Cleberg                                 1997 - 1999           $       504

G. E. Evans                                   1997 - 1999           $      252

R. W. Honse                                   1997 - 1999           $      252

J. F. Berardi                                 1997 - 1999           $      252

S. P. Dees                                    1997 - 1999           $      180



(1) Rights in the incentive pool are expressed as a minimum percentage of the total pool. See discussion contained below herein.

(2) Not applicable as payouts are based on a percentage of aggregate income; the plan does not specify a target or maximum payment. See discussion contained below herein.


     Under the Management Long-Term Incentive Plan, certain of the Company's management employees are paid cash incentive amounts determined by a formula which takes into account the level of management and the aggregate income of the Company over a three year period. The Management Long-Term Incentive Plan provides for three year performance and reward cycles and, in general, participants must be active employees of the Company at the end of the cycle in order to receive payment of the award with respect to such cycle. Periods currently covered by the Management Long-Term Incentive Plan are: 1995 through 1997 ("1997 Plan"); 1996 through 1998 ("1998 Plan") and 1997 through 1999 ("1999
Plan"). The income threshold ("Threshold") for the three year period of the 1997 Plan, the 1998 Plan and 1999 Plan is $235,043,000, $393,481,000 and
$541,768,000, respectively. For each plan, if the aggregate income is less than the Threshold or if the sum of the cash returned to members during the 1997 Plan, the 1998 Plan and the 1999 Plan, as patronage refunds, redemptions under the base capital plan, estate settlement plans and special allocated equity redemption plans is less than $61,938,000, $90,000,000 and $147,285,000, respectively, subject to the following sentence, no payment will occur with respect to such plan. The Board of Directors may, in its sole discretion, amend or discontinue the Management Long-Term Incentive Plan, adjust or cancel any awards otherwise payable thereunder should the Company incur a loss in the final year of any performance cycle or impact the goals and rewards of the plan by approving for inclusion or exclusion in the calculation of performance results the financial results of extraordinary events occurring during the cycle. Subject to the preceding sentence, if aggregate income equals or exceeds the Threshold and the cash returned to members equals or exceeds the specified amounts, then .83% of aggregate income for the 1997 Plan, the 1998 Plan and the 1999 Plan is allocated to an incentive pool for each such plan from which awards to management will be paid. Absent a significant change in their status, in which event such percentages may be adjusted, of the amount, if any, allocated to the incentive pool Messrs. Cleberg, Evans, Honse, Berardi and Dees will receive at least : 12%, 6% 6%, 5.7% and 4.25%, respectively, for the 1997 Plan; 12%, 6%, 6%, 6% and 4.25%, respectively, for the 1998 Plan; and 11.2%, 5.6%,
5.6%, 5.6% and 4.0%, respectively, for the 1999 Plan.

          The Company's Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their variable and incentive compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by the Company on any subordinated debt certificate sold during the year. Payment of an employee's account balance shall, at the employee's election, be a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the years 1995, 1996 and 1997 are included in the cash compensation table.

          The Company established the Farmland Industries, Inc. Employee Retirement Plan (the "Plan") in 1986 for all employees whose customary employment is at the rate of at least 1,000 hours per year. Participation in the Plan is optional prior to age 34, but mandatory thereafter. Approximately 7,630 active and 8,140 inactive employees were participants in the Plan on August 31, 1997. The Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 65, or a reduced income beginning as early as age 55. The Plan also contains provisions for death and disability benefits. The Plan has been determined qualified under the Internal Revenue Code. The Plan is administered by a committee appointed by the Board of Directors, and all funds of the Plan are held by a bank trustee in accordance with the terms of the trust agreement. It is the present intent to continue this plan indefinitely. The Company's funding strategy is to make the maximum annual contributions to the Plan's trust fund that can be deducted for federal income tax purposes. Company contributions made to the Plan for the years ended August 31, 1995, 1996 and 1997 were $5.3 million, $12.2 million and $ -0-, respectively.

          Payments to participants in the Plan are based upon length of participation and compensation reported to the Plan for the four highest of the last ten years of employment. Compensation for this purpose includes base salary and compensation earned under the Company's Annual Employee Variable Compensation Plan discussed above. However, at the present time, the maximum compensation (per participant) which may be covered by a qualified pension plan is limited to $160,000 annually and the maximum retirement benefit which may be paid by such plan is limited to $125,000 annually by the Internal Revenue Code ("IRC").

          The Company established the Farmland Industries, Inc. Supplemental Executive Retirement Plan ("SERP") effective January 1, 1994. The SERP is intended to supplement the retirement income of executive participants in the Farmland Industries, Inc. Employee Retirement Plan whose retirement benefit is reduced because of the limitation of the IRC on the amount of annual salary which can be included in the computation of retirement income (currently $160,000) or the amount of annual retirement benefit which may be paid by a qualified retirement plan (currently $125,000).

          The Board of Directors has appointed an Administrative Committee to administer the SERP. The Company purchased cash value life insurance polices on the lives of certain plan participants to recover its cost of providing benefits under the SERP. The Company owns these insurance policies and has the sole right to name policy beneficiaries. The total SERP premiums charged to operations for the years ended August 31, 1995, 1996 and 1997 were $0.6 million, $0.6 million and $0.6 million, respectively.

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

          The following table sets forth, for compensation levels up to $160,000, the estimated annual benefits payable at age 62 for members of the Retirement Plan, which benefits are not reduced by virtue of Social Security payments. The following table also sets forth, for compensation levels exceeding $160,000, the combined estimated annual benefits payable under the Retirement Plan and SERP for each of the first 10 years following retirement (no SERP payouts are to be made after 10 years) assuming: retirement occurs on or after age 62; the portion of the employee's benefit lost (due to the IRC limitations) which would have been provided by the employer's contribution to the Retirement Plan is 85%; the employee lives for 10 years after retirement; and, the aggregate payments under the SERP are less than the cash value of life insurance policies designated (see above) as SERP policies.


  Final Average                                       Years of Service
       Wage                     15                    20                    25                30
     100,000           $    26,250            $   35,000           $    43,750       $    52,500
     125,000                32,812                43,750                54,687            65,625
     150,000                39,375                52,500                65,625            78,750
     200,000                47,950                63,933                79,917            95,900
     250,000                55,388                73,850                92,313           110,775
     300,000                62,825                83,767               104,708           125,650
     350,000                70,263                93,683               117,104           140,525
     400,000                77,700               103,600               129,500           155,400
     450,000                85,138               113,517               141,896           170,275
     500,000                92,575               123,433               154,292           185,150
     600,000               107,450               143,267               179,083           214,900
     700,000               122,325               163,100               203,875           244,650
     800,000               137,200               182,933               228,667           274,400
     900,000               152,075               202,767               253,458           304,150
   1,000,000               166,950               222,600               278,250           333,900



          The following table sets forth the credited years of service for certain executive officers of the Company at August 31, 1997.

                  Name                   Years of Creditable Service

                 H. D. Cleberg                       32
                 G. E. Evans                         23
                 R. W. Honse                         23
                 J. F. Berardi                        5
                 S. P. Dees                          13



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of the Company or any of its subsidiaries, served as members of the Company's compensation committee during 1997: Messrs. Otis Molz, Lyman Adams, Jody Bezner, Harry Fehrenbacher and Joe Royster. Mr. Molz was Chairman of the Board of the Company from December 1991 to December 1992 and has served as Vice Chairman and Vice President of the Board of the Company from December 1992 to the current date. No executive officer of the Company (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of the Company, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of the Company, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.



COMPENSATION OF DIRECTORS

          Directors' compensation consists of payment of three hundred dollars ($300.00) per day of Farmland business (including, for example, board and committee meetings, and other similar activities), plus reimbursement of necessary expenses incurred in connection with their official duties. In addition, annual retainers of $30,000 for the Chairman; $25,000 for each member of the Executive Committee, other than the Chairman and President; and $20,000 for all other directors shall be paid.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Farmland's equity consists of preferred shares, common shares, associate member common shares and capital credits. Only the common shares have voting rights.

          At August 31, 1997, no person was known by Farmland to be the beneficial owner of more than five percent of Farmland's common shares.

          At August 31, 1997, none of the directors of Farmland and the executive officers listed under the first table under "Executive Compensation" above, either individually or as a group, beneficially owned in excess of one percent of any class of Farmland's equity.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company transacts business in the ordinary course with its directors and with its local cooperative members with which the directors are associated on terms no more favorable than those available to its other members.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  Listing of Financial Statements, Financial Schedules and Exhibits

     (1)  FINANCIAL STATEMENTS

           Consolidated Balance Sheets, August 31,  1996 and 1997

           Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 1997

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 1997

           Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 1997

           Notes to Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.


     (3)  EXHIBITS


Exhibit No.  Description of Exhibits

            ARTICLES OF INCORPORATION AND BYLAWS:

  3.A Articles of Incorporation and Bylaws of Farmland Industries, Inc.
      effective December 5, 1996. (Incorporated by Reference - Form 10-Q, filed January 14, 1997)

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

  4.(i)D Trust Indenture dated November 8, 1984, as amended January 3, 1985 and November 20, 1985, including specimen of 10-year Subordinated Monthly Income Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 2-94400, effective December 31, 1984)

  4.(i)E Trust Indenture dated November 11, 1985 including specimen of the 5-year Subordinated Monthly Income Capital Investment Certificates. (Incorporated by Reference - Form S-1, No. 33-1970, effective December 31, 1985)

  4.(ii)A Syndicated Credit Facility between Farmland Industries, Inc. and various banks dated May 15, 1996, (Incorporated by Reference - Form 10-Q filed July 15, 1996)

      4.(ii)A(1)   First Amendment dated May 14, 1997 (including Exhibits
                   A, B, C, D and Schedule 101A) to Syndicated Credit Facility dated May 15, 1996 between Farmland Industries, Inc. and various banks.

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

 10.(iii)A Employee Variable Compensation Plan (September 1, 1997 - August 31,
           1998)

 10.(iii)B Farmland Industries, Inc. Management Long-Term Incentive Plan
           (Effective September 1, 1993) (Incorporated by Reference - Form 10-K, filed November 28, 1995)

      10.(iii)B(1) Exhibit E (Fiscal years 1997 through 1999)

      10.(iii)B(2) Exhibit F (Fiscal years 1998 through 2000)

 10.(iii)C Farmland Industries, Inc. Supplemental Executive Retirement Plan
          (Effective January 1, 1994) (Incorporated by Reference - Form 10-K, filed November 28, 1995)

      10.(iii)C(1) Resolution Approving the Revision of Appendix A and Appendix
                   A (Incorporated by Reference - Form 10-K, filed November 27,
                   1996)

 10.(iii)D Farmland Industries, Inc. Executive Deferred Compensation Plan (As
           Amended and Restated Effective November 1, 1996) (Incorporated by Reference - Form 10-K, filed November 27, 1996)

 21   Subsidiaries of the Registrant

 24   Power of Attorney

 27   Financial Data Schedule




(B)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by the report.




(C) The exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed with the Securities and Exchange Commission and are incorporated by reference as a part of this Form 10-K.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      As of the filing of this Form 10-K, no annual report covering the Registrant's last fiscal year, and no proxy statement, form of proxy or other proxy soliciting material, has been sent to holders of the Registrant's securities. At such time as any such annual report or proxy soliciting material is sent to holders of the Registrant's securities subsequent to the filing of this Form 10-K, four copies of the same will be furnished to the Commission as and to the extent required by the Instructions to Form 10-K.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, FARMLAND INDUSTRIES, INC. HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF KANSAS CITY, STATE OF MISSOURI ON NOVEMBER 7, 1997.

                                    FARMLAND INDUSTRIES, INC.


                                    BY     /s/  TERRY M. CAMPBELL
                                             Terry M. Campbell
                                        Executive Vice President and
                                          Chief Financial Officer


                                    BY      /s/  ROBERT B. TERRY
                                             Robert B. Terry
                                     Vice President and General Counsel


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED FOR THE FOLLOWING PERSONS ON BEHALF OF FARMLAND INDUSTRIES, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED PURSUANT TO VALID POWER OF ATTORNEY EXECUTED ON OCTOBER 22, 1997.



      Signature                      Title                   Date
           *                     Chairman of Board       November 7, 1997
   Albert J. Shivley                 and Director

          *
     H. D. Cleberg             Chief Executive Officer   November 7, 1997
                                     and Director
                            (Principal Executive Officer)

          *                     Vice Chairman of Board   November 7, 1997
      Otis H. Molz                   and Director

          *                            Director          November 7, 1997
  Lyman L. Adams, Jr.

          *                            Director          October 22 , 1997
   Ronald J. Amundson

          *                            Director          November 7, 1997
  Baxter Ankerstjerne

          *                            Director          November 7, 1997
      Jody Bezner

          *                            Director          November 7, 1997
   Richard L. Detten

          *                            Director          November 7, 1997
     Steven Erdman

          *                            Director          November 7, 1997
   Harry Fehrenbacher

          *                            Director          November 7, 1997
     Warren Gerdes

          *                            Director          November 7, 1997
      Ben Griffith

          *                            Director          November 7, 1997
      Gail D. Hall

          *                            Director          November 7, 1997
      Barry Jensen

          *                            Director          November 7, 1997
      Ron Jurgens

          *                            Director          November 7, 1997
   William F. Kuhlman

          *                            Director          November 7, 1997
     Greg Pfenning

          *                            Director          November 7, 1997
      Monte Romohr

          *                            Director          November 7, 1997
      Joe Royster

          *                            Director          November 7, 1997
    E. Kent Stamper

          *                            Director          November 7, 1997
     Eli F. Vaughn

          *                            Director          November 7, 1997
      Frank Wilson

    /s/ TERRY M. CAMPBELL      Executive Vice President  November 7, 1997
       Terry M. Campbell       and Chief Financial Officer
                               (Principal Financial Officer)


  /s/  MERL DANIEL             Vice President and        November 7, 1997
          Merl Daniel            Controller
                          (Principal Accounting Officer)




*BY     /s/  TERRY M. CAMPBELL
          Terry M. Campbell
           Attorney-In-Fact