Form 10-Q
period 1997-11-30
FARMLAND INDUSTRIES INC
filed 1998-01-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934


For the transition period from _____________ to _____________.


Commission File Number:   2-67985


                           FARMLAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



Kansas                                                              44-0209330
(State of incorporation)                  (I.R.S. Employer Identification No.)

3315 North Oak Trafficway, Kansas City, Missouri                    64116-0005
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  August 31               November 30
                                                                    1997                     1997
                                                                        (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade...............................   $        589,028        $        635,777
  Inventories (Note 2)......................................            745,301                 776,870
  Other current assets......................................             94,239                 120,414


       Total Current Assets.................................   $      1,428,568        $      1,533,061




Investments and Long-Term Receivables (Note 4)..............   $        266,554        $        272,501



Property, Plant and Equipment:
  Property, plant and equipment, at cost....................   $      1,585,824        $      1,611,877
     Less accumulated depreciation and
     amortization...........................................            802,716                 822,975


  Net Property, Plant and Equipment.........................   $        783,108        $        788,902



Other Assets................................................   $        167,082        $        178,739

Total Assets................................................   $      2,645,312        $      2,773,203


FN>
See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                           August 31          November 30
                                                                             1997                  1997
                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $       47,243         $     112,817
    Demand loan certificates........................................             50,523                40,792
    Short-term notes payable .......................................            258,342               345,474
    Current maturities of long-term debt ...........................             91,643                92,027
    Accounts payable - trade........................................            366,345               410,889
    Other current liabilities.......................................            372,261               269,608


        Total Current Liabilities...................................     $    1,186,357         $   1,271,607


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      580,665         $     606,149
    Other long-term liabilities.....................................             33,480                31,124


        Total Long-Term Liabilities.................................     $      614,145         $     637,273


Deferred Income Taxes...............................................     $        3,974         $       6,584


Minority Owners' Equity in Subsidiaries.............................     $       18,843         $      18,693


Net Income (Note 1).................................................     $           -0-        $      17,333


Capital Shares and Equities:
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................     $      442,012         $     502,013
    Earned surplus and other equities...............................            379,981               319,700


        Total Capital Shares and Equities...........................     $      821,993         $     821,713




Contingent Liabilities and Commitments (Note 3)





Total Liabilities and Equities......................................     $    2,645,312         $   2,773,203


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended
                                                                   November 30           November 30
                                                                      1996                  1997
                                                                         (Amounts in Thousands)
Sales.........................................................   $    2,389,279         $    2,283,846
Cost of sales.................................................        2,272,215              2,164,675


Gross income..................................................   $      117,064         $      119,171


Selling, general and administrative expenses..................   $       94,312         $       97,648


Other income (deductions):
   Interest expense...........................................   $      (16,019)        $      (17,109)
   Other, net.................................................            9,131                  7,975

Total other income (deductions)...............................   $       (6,888)        $       (9,134)


Income before income taxes, equity in net income of
    investees and minority owners' interest in
    net loss of subsidiaries..................................   $       15,864         $       12,389

Income tax expense............................................           (3,051)                (2,088)


Income before equity in net income of investees and
    minority owners' interest in net loss
    of subsidiaries...........................................   $        12,813        $       10,301
Equity in net income of investees
   (Note 4)...................................................            10,002                 6,897

Minority owners' interest in net loss
   of subsidiaries............................................             1,077                   135


Net income ...................................................   $        23,892        $       17,333



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                 November 30         November 30
                                                                                     1996                1997
                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................      $    23,892         $    17,333
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization..........................................           22,822              23,466
     Equity in net (income) of investees....................................          (10,002)             (6,897)
     Other..................................................................            4,843               1,510
    Changes in assets and liabilities:
       Accounts receivable..................................................             (869)            (48,287)
       Inventories..........................................................            6,827             (31,569)
       Other assets.........................................................           22,128             (29,432)
       Accounts payable.....................................................          (23,973)             44,580
       Other liabilities....................................................           42,272             (49,986)

Net cash provided by (used in) operating activities.........................      $    87,940         $   (79,282)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................      $   (30,163)        $   (28,302)
Distributions from joint ventures...........................................           28,868               4,046
Additions to investments and notes receivable...............................          (34,251)             (9,603)
Acquisition of other long-term assets.......................................          (6,947)              (4,415)
Proceeds from disposal of investments and notes receivable..................            1,968               3,673
Proceeds from sale of fixed assets..........................................            4,182               2,982
Other.......................................................................           (3,515)                 -0-
Net cash used in investing activities.......................................      $   (39,858)        $   (31,619)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of dividends and patronage refunds.................................      $   (32,459)        $   (40,231)
Payments for redemption of equities.........................................          (25,258)            (28,457)
Proceeds from bank loans and notes payable..................................           88,127             133,342
Payments on bank loans and notes payable....................................         (191,217)            (19,590)
Proceeds from issuance of subordinated debt certificates....................           30,216              17,011
Payments for redemption of subordinated debt certificates...................          (16,493)             (7,017)
Increase of checks and drafts outstanding...................................          101,130              65,574
Net decrease in demand loan certificates....................................           (2,129)             (9,731)
Other ......................................................................                1                  -0-

Net cash provided by (used in) financing activities.........................      $   (48,082)        $   110,901


Net increase in cash and cash equivalents...................................     $        -0-        $        -0-
Cash and cash equivalents at beginning of period............................              -0-                 -0-

Cash and cash equivalents at end of period..................................     $        -0-        $        -0-

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

      In accordance with the bylaws of Farmland and its cooperative subsidiaries, the member-sourced portion of income before income taxes is determined annually and distributed as patronage refunds to members of Farmland. The member-sourced portion of such income is determined on the basis of the quantity or value of business done by Farmland with or for members during the year. As this determination is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and in Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying November 30, 1997 Condensed Consolidated Balance Sheet.

(2)  INVENTORIES

      Major components of inventories at August 31, 1997 and November 30, 1997 are as follows:

                                         August 31              November 30
                                            1997                    1997
                                                (Amounts in Thousands)
Finished and in-process products......$     625,577        $     638,178
Materials.............................       62,001               87,285
Supplies..............................       57,723               51,407

                                      $     745,301        $     776,870



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

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $252.3 million through November 30, 1997), or $338.1 million (before tax benefits of the interest deduction) in the aggregate at November 30, 1997. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $5.0 million plus accumulating statutory interest thereon (approximately $8.5 million), or $13.5 million in the aggregate at November 30, 1997. The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

      The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on November 30, 1997, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

      No provision has been made in the condensed consolidated financial statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. Farmland believes that it has meritorious positions with respect to all of these claims.

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


  (b)  ENVIRONMENTAL MATTERS

      The Company currently is aware of probable obligations under state and federal environmental laws at 33 properties. At November 30, 1997, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $16.9 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at November 30, 1997. In the opinion of management, it is reasonably possible for such additional costs to be approximately $18.1 million.

      The environmental accrual discussed above covers certain matters in connection with which the Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") or a responsible party ("RP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has three closure and four post-closure plans in place for multiple locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $4.9 million at November 30, 1997 (and are in addition to the $16.9 million accrual and the $18.1 million discussed in the prior paragraphs). The Company accrues these liabilities when plans for termination of plant operations have been made. Operations are ongoing at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs.


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the three months ended November 30, 1996 and November 30, 1997 is as follows:

                                                November 30            November 30
                                                    1996                   1997
                                                      (Amounts in Thousands)
Net sales..................................... $      229,080         $      196,604

Net income.................................... $       20,576         $       14,116

Farmland's equity in net income............... $       10,002         $        6,897



      The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited (expected to commence production in the third quarter of fiscal 1998) and a 50% equity interest in a distributor of crop protection products, WILFARM, LLC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The information contained herein and the Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended August 31, 1997.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the ''continuous debt program'') and bank lines of credit.

     The Company's debt securities issued under the continuous public debt offering generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities included in the continuous debt offering include certificates payable on demand and subordinated debt securities. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt offering are influenced by the rate of interest which Farmland establishes for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the three months ended November 30, 1997, the outstanding balance of demand certificates decreased by $9.7 million and the outstanding balance of subordinated debt securities increased $9.9 million.

     In May 1996, Farmland entered into a five year Syndicated Credit Facility (the "Credit Facility") with various participating banks. The Credit Facility provides a $1.1 billion credit (subject to compliance with certain financial covenants) consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.

     Farmland pays commitment fees under the Credit Facility equal to 1/10 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined in the Credit Facility. The short-term credit provided under the Credit Facility is reviewed and/or renewed annually. The next scheduled review date is in May 1998. The revolving long-term credit provided under the Credit Facility expires in May 2001.

     At November 30, 1997, the Company had incurred $265.5 million of short-term borrowings under the Credit Facility and $180.0 million of revolving term borrowings. Additionally, $65.3 million of the Credit Facility was utilized to support letters of credit. At November 30, 1997, under the short-term credit, the Company had capacity to finance additional current assets of $324.5 million and, under the long-term credit, the Company had capacity to borrow up to an additional $264.7 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at November 30, 1997, $10.5 million was borrowed.

     Farmland National Beef Packing Company, L.P. ("FNBPC") maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10.0 million). At November 30, 1997, $105.0 million was available under this credit facility of which $39.2 million was borrowed and $0.6 million was utilized to support letters of credit. In addition, FNBPC has certain long-term borrowings from Farmland. FNBPC has pledged certain assets to Farmland and such group of banks to support its borrowings.

     The Company's international grain trading subsidiaries (collectively referred to as "Tradigrain") have borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1997, such borrowings totaled $59.7 million.

     Leveraged leasing has been utilized to finance railcars and a significant portion of the Company's fertilizer production equipment. In December 1997, the Company entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to the Company's petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed in approximately 22 months, Farmland will be obligated to make future minimum lease payments with an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities for a purchase price equal to the facilities' construction costs less any portion of the original construction cost previously paid. In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities and, upon payment of such amount, Farmland would receive title to the assets.

     In December 1997, the Company sold in a private offering 2 million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") at $50 per Preferred Share with an aggregate liquidation preference of $100 million ($50 liquidation preference per share). The Preferred Shares are not redeemable prior to December 15, 2022. On and after December 15, 2022, the Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends, if any, thereon. The Preferred Shares do not have any stated maturity, and are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company. Proceeds from the issuance of the Preferred Shares will be used to redeem approximately $50 million of certain members' and patrons' equity and the balance will be used to repay the principal and accumulated interest on certain subordinated debt securities.

     In the opinion of management, these arrangements for capital are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     Net cash from operating activities decreased $166.6 million. The primary reasons for this decrease are a $103.9 million decrease in advanced payments by customers on product (principally plant nutrients) purchases and a $49.4 million increase in petroleum inventories. Major uses of cash during the three months ended November 30, 1997 include: $79.3 million used in operations;
$40.2 million for patronage refunds and dividends distributed from income of the 1997 fiscal year; $28.5 million for the redemption of equities under the Farmland base capital and other equity redemption plans and $28.3 million for capital expenditures. Major sources of cash include: $113.8 of proceeds, net of repayments, from bank loans and other notes payable and $65.6 million from an increase in the balance of checks and drafts outstanding.

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

     The Company's revenues, margins and net income depend, to a large extent, on conditions affecting agriculture and may be volatile due to factors beyond the Company's control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact the Company's operations. Historically, changes in the costs of raw materials used in the manufacture of the Company's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may be volatile as conditions affecting agriculture and markets for the Company's products change.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996

     For the three months ended November 30, 1997, the Company had sales of $2.3 billion compared with sales of $2.4 billion for the same period last year. Net income for the three months ended November 30, 1997 was $17.3 million, a decrease of $6.6 million from the prior year period.

   SALES

     On the input side of the Company's business, sales of the petroleum, crop production and feed segments in the three months ended November 30, 1997 decreased $38.0 million, $25.1 million and $6.5 million, respectively, compared with the same period last year. The decrease in petroleum sales primarily reflects a decline in unit prices that was partially offset by an increase in gasoline, distillates and diesel unit sales. The unit sales increase resulted principally from higher production volume at the Company's refinery in Coffeyville, Kansas. Sales of crop production products decreased due to lower prices and a decrease in unit volume. Feed business sales decreased primarily due to lower feed grain unit sales and prices.

     On the output side of the Company's business, sales in the food processing and marketing business (the "meats group") increased $66.1 million. This increase is primarily attributable to higher unit sales due to an increase in the number of head processed, partially offset by lower unit prices. Sales in the grain business decreased by $102.8 million as a result of both lower unit volume and lower unit prices.


   NET INCOME

     Net income for the three months ended November 30, 1997 decreased $6.6 million compared with the same period in the prior year. This decrease was principally attributable to decreased operating income in the Company's agricultural input business offset by an increase in the operating income of the Company's meats group.

     Operating income for the petroleum business decreased $2.3 million for the three months ended November 30, 1997 compared with the prior period. This decline was primarily due to a decrease in the spread between crude oil costs and refined products selling prices. This decrease in operating income was partially offset by improvements at the Company's refinery which increased processing capacity and which enabled the refinery to process a higher proportion of sour crude.

     Operating income in the crop production business for the three months ended November 30, 1997 decreased $15.6 million compared to the same period last year primarily as a result of decreased unit margins. The decline of unit margins is mostly attributable to lower nitrogen fertilizer prices combined with higher raw material costs (which increased as a result of higher natural gas prices).

     Feed business operating income for the three months ended November 30, 1997 increased $2.9 million compared to the prior period. This increase primarily reflects higher margins on formula feeds.

     Operating income in the meats group for the three months ended November 30, 1997 increased $13.6 million compared to the prior period. This increase is primarily attributable to increased pork and beef unit margins due to lower live hog and cattle prices, combined with lower per head selling, general and administrative costs.

     Grain's operating income for the three months ended November 30, 1997 was $2.2 million compared to operating income of $2.5 million for the three months ended November 30, 1996. The slight decrease is primarily attributable to weaker margins for feed grains resulting from increased transportation costs.

     Selling, general and administrative ("SG&A") expenses increased
$3.3 million, or 3.5%, from the prior period. SG&A expenses directly connected to segments increased approximately $1.4 million and these expenses have been included in the determination of operating income of the segments. SG&A expenses not identified to segments increased $1.9 million, primarily as a result of increased information service expenses.

     The $1.0 million decrease in the provision for income taxes is primarily attributable to a decrease in income before taxes.

     The level of operating income in the crop production, petroleum and food processing and marketing businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients, crude oil in the case of petroleum and live hogs and cattle in the meats group). Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. The Company's cash flow and income may be volatile as conditions affecting agriculture generally and the costs and markets for the Company's products change.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

      The information required under Item 3 is not required for the quarterly period ended November 30, 1997, because the company's market capitalization was less than $2.5 billion as of January 28, 1997.



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

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the Company's business, the effect of environmental legislation, the anticipated expenditures for environmental remediation, the consequences of an adverse judgment in certain litigations (including the Terra litigation), and the Company's ability to fully and timely complete modifications and expansions with respect to certain of the Company's manufacturing facilities. Discussion containing such forward-looking statements is found in the material set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

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

9.The factors identified in "Business and Properties - Business - Business Risk
  Factors" included in the Company's Annual Report on Form 10-K for the year ended August 31, 1997.

                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended November 30, 1997.

        Exhibit No.                         Description of Exhibits

          27        Financial Data Schedule

   (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED NOVEMBER 30, 1997.

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

Date:   January 14, 1998