Form 10-Q
period 1998-02-28
FARMLAND INDUSTRIES INC
filed 1998-04-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 1998

                                       or

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   August 31               February 28
                                                                     1997                     1998
                                                                         (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade...............................   $        589,028        $        557,144
  Inventories (Note 2)......................................            745,301                 811,147
  Other current assets......................................             94,239                 122,975


       Total Current Assets.................................   $      1,428,568        $      1,491,266




Investments and Long-Term Receivables (Note 4)..............   $        266,554        $        265,238



Property, Plant and Equipment:
  Property, plant and equipment, at cost....................   $      1,585,824        $      1,622,596
     Less accumulated depreciation and
     amortization...........................................            802,716                 837,227


  Net Property, Plant and Equipment.........................   $        783,108        $        785,369



Other Assets................................................   $        167,082        $        183,677

Total Assets................................................   $      2,645,312        $      2,725,550


FN>
See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                           August 31          February 28
                                                                             1997                  1998
                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $       47,243         $      75,806
    Demand loan certificates........................................             50,523                32,169
    Short-term notes payable .......................................            258,342               372,697
    Current maturities of long-term debt ...........................             91,643                98,440
    Accounts payable - trade........................................            366,345               330,595
    Other current liabilities.......................................            372,261               278,883


        Total Current Liabilities...................................     $    1,186,357         $   1,188,590


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      580,665         $     530,926
    Other long-term liabilities.....................................             33,480                30,880


        Total Long-Term Liabilities.................................     $      614,145         $     561,806


Deferred Income Taxes...............................................     $        3,974         $       6,840


Minority Owners' Equity in Subsidiaries.............................     $       18,843         $      29,259


Net Income (Note 1).................................................     $            -0-       $      20,427


Capital Shares and Equities:
  Preferred shares--Authorized 8,000,000 shares
       8% Series A cumulative redeemable preferred shares,
          stated at redemption value, $50 per share.................     $            -0-       $     100,000
       Other preferred shares, stated at par value,
          $25 per share.............................................                  72                   72
  Common shares, $25 par value--Authorized
       50,000,000 shares............................................             442,012              502,545
  Earned surplus and other equities ................................             379,909              316,011


        Total Capital Shares and Equities...........................     $       821,993        $     918,628



Contingent Liabilities and Commitments (Note 3)


Total Liabilities and Equities......................................     $    2,645,312         $   2,725,550


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Six Months Ended
                                                                   February 28           February 28
                                                                      1997                  1998
                                                                         (Amounts in Thousands)
Sales.........................................................   $    4,523,002         $    4,413,341
Cost of sales.................................................        4,309,445              4,196,543


Gross income..................................................   $      213,557         $      216,798


Selling, general and administrative expenses..................   $      183,196         $      200,955


Other income (deductions):
   Interest expense...........................................   $      (30,406)        $      (35,329)
   Other, net.................................................           15,660                 19,272

Total other income (deductions)...............................   $      (14,746)        $      (16,057)


Income (loss) before income taxes, equity in net income of
  investees and minority owners' interest in
    net (income) loss of subsidiaries.........................   $       15,615         $         (214)

Income tax (expense) benefit..................................           (1,912)                 1,908


Income before equity in net income of investees and minority owners' interest in net (income) loss
    of subsidiaries...........................................   $       13,703         $        1,694
Equity in net income of investees
   (Note 4)...................................................           17,106                 18,134

Minority owners' interest in net (income) loss
   of subsidiaries............................................             (375)                   599


Net income ...................................................   $       30,434         $       20,427



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended
                                                                   February 28           February 28
                                                                      1997                  1998
                                                                         (Amounts in Thousands)
Sales.........................................................   $    2,133,723         $    2,129,495
Cost of sales.................................................        2,037,230              2,031,868


Gross income..................................................   $       96,493         $       97,627


Selling, general and administrative expenses..................   $       88,884         $      103,307


Other income (deductions):
   Interest expense...........................................   $      (14,387)        $      (18,220)
   Other, net.................................................            6,529                 11,297

Total other income (deductions)...............................   $       (7,858)        $       (6,923)


Loss before income taxes, equity in net income of investees an minority owners' interest in
    net (income) loss of subsidiaries.........................   $         (249)        $      (12,603)

Income tax benefit............................................            1,139                  3,996


Income (loss) before equity in net income of investees and
  minority owners' interest in net (income) loss
    of subsidiaries...........................................   $          890         $       (8,607)
Equity in net income of investees
   (Note 4)...................................................            7,104                 11,237

Minority owners' interest in net (income) loss
   of subsidiaries............................................           (1,452)                   464


Net income ...................................................   $        6,542         $        3,094



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                 February 28         February 28
                                                                                    1997                1998
                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................      $    30,434        $    20,427
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization..........................................           44,741             50,098
     Equity in net (income) of investees....................................          (17,106)           (18,134)
     Other..................................................................            7,459             (5,872)
    Changes in assets and liabilities:
       Accounts receivable..................................................           50,466             29,895
       Inventories..........................................................          (91,536)           (65,846)
       Other assets.........................................................            6,616            (22,674)
       Accounts payable.....................................................          (47,628)           (35,714)
       Advances on product purchases........................................          190,658             17,190
       Other liabilities....................................................          (49,099)           (72,783)

Net cash provided by (used in) operating activities.........................      $   125,005        $  (103,413)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................      $   (78,030)       $   (73,112)
Distributions from joint ventures...........................................           34,013             22,569
Additions to investments and notes receivable...............................          (45,476)           (21,524)
Proceeds from disposal of investments and notes receivable..................           13,126             40,751
Proceeds from sale of fixed assets..........................................            5,159              3,972
Other.......................................................................           (3,516)              (400)
Net cash used in investing activities.......................................      $   (74,724)       $   (27,744)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of dividends and patronage refunds.................................      $   (32,504)       $   (41,096)
Payments for redemption of equities.........................................          (25,285)           (29,163)
Proceeds from bank loans and notes payable..................................          164,481            147,253
Payments on bank loans and notes payable....................................         (211,512)           (74,440)
Proceeds from issuance of subordinated debt certificates....................           49,907             54,697
Payments for redemption of subordinated debt certificates...................          (25,629)           (36,372)
Increase of checks and drafts outstanding...................................           42,258             28,563
Proceeds from issuance of preferred shares..................................               -0-           100,000
Net decrease in demand loan certificates....................................          (12,047)           (18,355)
Other ......................................................................               50                 70

Net cash provided by (used in) financing activities.........................      $   (50,281)       $   131,157


Net increase in cash and cash equivalents...................................     $        -0-       $        -0-
Cash and cash equivalents at beginning of period............................              -0-                -0-

Cash and cash equivalents at end of period..................................     $        -0-       $        -0-

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

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings is before income tax determined in accordance with generally accepted accounting principles. Losses, including patronage allocation unit losses, if any, are handled in accordance with the Company's bylaws. The remaining member-sourced earnings are returned to members as patronage refunds in the form of a qualified or nonqualified written notice of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid. In view of the fact that the determination of the amount of patronage refund is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and in Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying February 28, 1998 Condensed Consolidated Balance Sheet.

(2)  INVENTORIES

      Major components of inventories at August 31, 1997 and February 28, 1998 are as follows:

                                                   August 31               February 28
                                                      1997                     1998
                                                         (Amounts in Thousands)
Finished and in-process products..............  $     625,577           $     672,903
Materials.....................................         62,001                  85,053
Supplies......................................         57,723                  53,191

                                                $     745,301           $     811,147





(3)  CONTINGENCIES

  (A)  TAX LITIGATION

      In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

      On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the contention by the IRS that Farmland incorrectly treated the Terra sale gain as patronage-sourced income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that, among other things, Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million, and a loss of approximately $2.3 million from dispositions of certain other assets.

      On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $261.6 million through February 28, 1998), or $347.4 million (before tax benefits of the interest deduction) in the aggregate at February 28, 1998. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest thereon). The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

   In March 1998, Farmland received notice from the IRS assessing tax and accumulated statutory interest thereon totaling $15.3 million related to the Company's 1989 tax year (as described above). In order to establish venue and to stay accumulating interest, the Company deposited funds with the IRS in the amount of the assessment. Subsequent thereto, the Company filed for a refund of the entire amount deposited.

      The liability resulting from an adverse decision of the Terra tax issue by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on February 28, 1998, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

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


  (B)  ENVIRONMENTAL MATTERS

      The Company currently is aware of probable obligations for environmental matters under state and federal environmental laws at 33 properties. At February 28, 1998, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $15.9 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at February 28, 1998. In the opinion of management, it is reasonably possible for such additional costs to be approximately $18.8 million.

      The environmental accrual discussed above covers certain matters in connection with which the Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") or a responsible party ("RP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has three closure and four post-closure plans in place for multiple locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by certain state regulations. Such future closure and post-closure costs are estimated to be $4.9 million at February 28, 1998 (and are in addition to the $15.9 million accrual and the $18.8 million discussed in the prior paragraphs). The Company accrues these liabilities when plans for termination of plant operations have been made. Operations are ongoing at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs.


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the six months ended February 28, 1997 and February 28, 1998 is as follows:

                                                February 28            February 28
                                                    1997                   1998
                                                      (Amounts in Thousands)
Net sales..................................... $      447,147         $      495,358
Net income.................................... $       34,799         $       37,172
Farmland's equity in net income............... $       17,106         $       18,134





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

     The Company's debt securities issued under the continuous public debt offering generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company, and through American Heartland Investments, Inc. (which is not affiliated with Farmland), and also may be offered by selected unaffiliated broker-dealers. The types of securities included in the continuous debt offering include certificates payable on demand and subordinated debt securities. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt offering are influenced by the rate of interest which Farmland establishes for each type, or series, of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the six months ended February 28, 1998, the outstanding balance of demand certificates decreased by $18.4 million and the outstanding balance of subordinated debt securities increased $4.6 million.

     In May 1996, Farmland entered into a five year Syndicated Credit Facility (the "Credit Facility") with various participating banks. The Credit Facility provides (subject to compliance with certain financial covenants) an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.

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

     At February 28, 1998, the Company had $293.6 million of short-term borrowings under the Credit Facility and $100.0 million of revolving term borrowings. Additionally, $57.1 million of the Credit Facility was utilized to support letters of credit. At February 28, 1998, under the short-term credit, the Company had capacity to borrow up to an additional $304.8 million and, under the long-term credit, the Company had capacity to borrow up to an additional $344.5 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at February 28, 1998, $10.0 million was borrowed.

     Farmland National Beef Packing Company, L.P. ("FNBPC") maintains borrowing agreements with a group of banks which provide financing support for its beef packing operations. Such borrowings are nonrecourse to Farmland or Farmland's other affiliates (except to the extent of $10.0 million). At February 28, 1998, $105.0 million was available under this credit facility of which $47.5 million was borrowed and $0.6 million was utilized to support letters of credit. In addition, FNBPC had certain borrowings from Farmland. Subsequent to February 28, 1998, FNBPC replaced its borrowing agreement with a new $130.0 million credit facility. All borrowings under this facility are nonrecourse to Farmland or Farmland's other affiliates. FNBPC used a portion of this facility to repay in full the borrowings (approximately $65.3 million at March 31, 1998) from Farmland. FNBPC has pledged certain assets to support its borrowings under the new credit facility.

     The Company's international grain trading subsidiaries (collectively referred to as "Tradigrain") have borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At February 28, 1998, such borrowings totaled $65.5 million.

     Leveraged leasing has been utilized to finance railcars and a significant portion of the Company's fertilizer production equipment. In December 1997, the Company entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to the Company's petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed (presently scheduled for early in fiscal 2000), Farmland will be obligated to make future minimum lease payments which, at that time, will have an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities. The Company's subordinated debt securities are subordinated in right of payment to the future lease obligations. In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities and, upon payment of such amount, Farmland would receive title to the assets.

     Through a private offering, in December 1997, the Company sold 2 million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") at $50 per Preferred Share with an aggregate liquidation preference of $100 million ($50 liquidation preference per share). The Preferred Shares are not redeemable prior to December 15, 2022. On and after December 15, 2022, the Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends, if any, thereon. The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company. Proceeds from the issuance of the Preferred Shares have been used to call for early redemption approximately $47.6 million of principal and accumulated interest on certain subordinated debt securities and, during March 1998, the Board approved redemption of approximately $49.2 million of certain members' and patrons' equity.

     In the opinion of management, the arrangements for capital described above are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     Major uses of cash during the six months ended February 28, 1998 include:
$103.4 million used in operations (primarily as a result of a $143.9 million increase in operating assets, partially offset by $50.1 million of non-cash depreciation and amortization charges), $73.1 million for capital expenditures, $41.1 million for patronage refunds and dividends, and $29.2 million for the redemption of equities.

     Major sources of cash during the six months ended February 28, 1998 include: $100.0 million of proceeds from the issuance of preferred shares, $72.8 million of proceeds, net of repayments, from bank loans and other notes payable, $40.8 million from the disposal of investments and notes receivable and $28.6 million from an increase in the balance of checks and drafts outstanding.

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


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1997


     For the six months ended February 28, 1998, the Company had sales of $4.4 billion compared with sales of $4.5 billion for the same period last year. Net income for the six months ended February 28, 1998 was $20.4 million, a decrease of $10.0 million from the prior year period.

   SALES

     Sales for the six months ended February 28, 1998 decreased $109.7 million, or 2.4%, compared with the same period last year.

     On the input side of the Company's business, sales of the petroleum, crop production and feed segments in the six months ended February 28, 1998 decreased $87.6 million, $17.9 million and $23.4 million, respectively, compared with the same period last year. The decrease in petroleum sales primarily reflects a decline in unit prices that was partially offset by a 12.3% increase in gasoline, distillates and diesel unit sales. The unit sales increase resulted principally from higher production volume at the Company's refinery in Coffeyville, Kansas. Sales of crop production products decreased primarily due to lower unit prices. Feed business sales decreased primarily due to lower feed grain unit sales combined with a decrease in unit prices.


     On the output side of the Company's business, sales in the food processing and marketing business (the "meats group") increased $131.0 million. This increase is primarily attributable to higher unit sales due to an increase in the number of head processed, partially offset by lower unit prices. Sales in the grain business decreased by $111.7 million as a result of both lower unit volume and lower commodity prices.


   NET INCOME

     Net income for the six months ended February 28, 1998 decreased $10.0 million compared with the same period in the prior year.

     Operating income for the petroleum business increased $4.9 million for the six months ended February 28, 1998 compared with the prior period. This increase was primarily due to improvements at the Company's refinery which increased processing capacity and which enabled the refinery to process a higher proportion of sour crude.

     Operating income in the crop production business for the six months ended February 28, 1998 decreased $34.8 million compared to the same period last year primarily as a result of decreased unit margins. The decline of unit margins is mostly attributable to lower nitrogen fertilizer prices, partly offset by a decrease in raw material costs.

     Operating income in the feed business was approximately the same for the six months ended February 28, 1998 as compared to the same period last year.

     Operating income in the meats group for the six months ended February 28, 1998 increased $6.3 million compared to the prior period. This increase is primarily attributable to increased pork margins due to lower live hog prices, partly offset by decreased beef unit net margins and by losses in the livestock production business due to the lower hog prices.

     Operating income in the grain business segment for the six months ended February 28, 1998 was $13.1 million compared to operating income of $3.9 million for the six months ended February 28, 1997. This increase is primarily attributable to higher income generated on international grain trading transactions, primarily wheat.

     Selling, general and administrative ("SG&A") expenses increased
$17.8 million, or 9.7%, from the prior period. SG&A expenses directly connected to business segments increased approximately $13.5 million and these expenses have been included in the determination of operating income of the segments. SG&A expenses not identified to segments increased $4.3 million, primarily as a result of increased information service expenses.

     Other income increased $3.6 million, or 23.1%, for the six months ended February 28, 1998 as compared to the same period last year. This increase is primarily attributable to a gain of approximately $7.2 million on sale, during the second quarter, of approximately 3.8% of Farmland's ownership interest in FNBPC.

     The decrease in the provision for income taxes for the six months ended February 28, 1998 compared to the six months ended February 28, 1997 is primarily attributable to a decrease in the Company's effective tax rate combined with the decrease in income before taxes.

     The level of operating income in the crop production, petroleum and food processing and marketing businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients, crude oil in the case of petroleum and live hogs and cattle in the meats group). These price and cost factors are beyond the control of the Company's management and are volatile. Accordingly, management cannot determine the direction or magnitude to which these factors will affect the Company's business. Furthermore, the Company's cash flow and income may be volatile as conditions affecting agriculture generally and the costs and markets for the Company's products change.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

   SALES

     Sales for the three months ended February 28, 1998 decreased $4.2 million, or 0.2%, compared with the prior period. Changes in sales by operating segment are primarily as discussed above in the six months operations.

   NET INCOME

     Net income for the three months ended February 28, 1998 decreased $3.4 million compared with the corresponding period of the prior year. Except for the meats group, the decrease was principally attributable to the factors discussed above for the six months comparison.

     Operating income for the meats group for the three months ended February 28, 1998 decreased $7.3 million. This decrease is attributable to lower beef unit margins and losses in the livestock production unit due to the impact of lower live hog market prices on the carrying value of inventory.

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

RATIO OF EARNINGS TO FIXED CHARGES AND
RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     The following table sets forth the Company's consolidated ratios of (i) earnings to fixed charges and (ii) earnings to combined fixed charges and preferred stock dividends for the six months ended February 28, 1997 and February 28, 1998.

     The ratios of earnings to fixed charges have been computed by dividing fixed charges into the sum of (a) income (loss) before taxes for the enterprise as a whole, less capitalized interest and with adjustments to appropriately reflect the Company's majority-owned, 50%-owned, and less-than-50%-owned affiliates, and (b) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the component of operating rents determined to be interest, with adjustments as appropriate to reflect the Company's 50%-owned and less-than-50%-owned affiliates.

     The ratios of earnings to combined fixed charges and preferred stock dividends have been computed by dividing fixed charges and preferred stock dividends into the sum of (a) income (loss) before taxes for the enterprise as a whole, less capitalized interest and with adjustments to appropriately reflect the Company's majority-owned, 50%-owned, and less-than-50%-owned affiliates, and
(b) fixed charges (computed as described above).

     The information below should be read in conjunction with information appearing in the Company's consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             Six Months Ended          Six Months Ended
                             February 28, 1997         February 28, 1998

Ratio of Earnings to Fixed           1.8                       1.4
Charges............
Ratio of Earnings to Combined
  Fixed Charges and
  Preferred Stock                    1.8                       1.4
Dividends......................


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

RECENT ACCOUNTING PRONOUNCEMENTS

      Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" have been issued by the FASB and are effective for periods beginning after December 15, 1997. These statements expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.




ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required under Item 3 is not required for the quarterly period ended February 28, 1998, because the company's market capitalization was less than $2.5 billion as of January 28, 1997.



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

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the Company's business, the anticipated expenditures for environmental remediation, the consequences of an adverse judgment in certain litigations (including the Terra litigation), and the Company's ability to fully and timely complete modifications and expansions with respect to certain of the Company's manufacturing facilities. Discussion containing such forward-looking statements is found in the material set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

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

4.Factors affecting the export of U.S. agricultural produce (including foreign trade and monetary policies, laws and regulations, movement and/or political and governmental changes, inflation and exchange rates, taxes, operating conditions and world production and demand).

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



                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     THE EXHIBITS LISTED BELOW ARE FILED AS PART OF FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 1998.

        Exhibit No.                         Description of Exhibits

          27        Financial Data Schedule

   (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED FEBRUARY 28, 1998.



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

Date:   April 14, 1998