Form 10-Q
period 1998-05-31
FARMLAND INDUSTRIES INC
filed 1998-07-15
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1998

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

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               ASSETS
                                                                   August 31                 May 31
                                                                     1997                     1998

                                                                         (Amounts in Thousands)
Current Assets:
  Accounts receivable - trade...............................   $        589,028        $        611,794
  Inventories (Note 2)......................................            745,301                 668,105
  Other current assets......................................             94,239                 167,088


       Total Current Assets.................................   $      1,428,568        $      1,446,987




Investments and Long-Term Receivables (Note 4)..............   $        266,554        $        282,163



Property, Plant and Equipment:
  Property, plant and equipment, at cost....................   $      1,585,824        $      1,638,137
     Less accumulated depreciation and
     amortization...........................................            802,716                 848,725


  Net Property, Plant and Equipment.........................   $        783,108        $        789,412



Other Assets................................................   $        167,082        $        197,165




Total Assets................................................   $      2,645,312        $      2,715,727


FN>
See accompanying Notes to Consolidated Financial Statements.

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      LIABILITIES AND EQUITIES

                                                                           August 31             May 31
                                                                             1997                  1998

                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $       47,243         $      52,763
    Demand loan certificates........................................             50,523                32,904
    Short-term notes payable .......................................            258,342               344,277
    Current maturities of long-term debt ...........................             91,643                44,577
    Accounts payable - trade........................................            366,345               375,339
    Other current liabilities.......................................            372,261               258,559


        Total Current Liabilities...................................     $    1,186,357            $1,108,419


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      580,665         $     604,613
    Other long-term liabilities.....................................             33,480                31,103


        Total Long-Term Liabilities.................................     $      614,145         $     635,716


Deferred Income Taxes...............................................     $        3,974         $      15,941
Minority Owners' Equity in Subsidiaries.............................     $       18,843         $      31,426


Net Income (Note 1).................................................     $            -0-       $      55,303


Capital Shares and Equities:
  Preferred shares--Authorized 8,000,000 shares
       8% Series A cumulative redeemable preferred shares,
          stated at redemption value, $50 per share.................     $            -0-       $     100,000
       Other preferred shares, stated at par value,
          $25 per share.............................................                  72                   71
  Common shares, $25 par value--Authorized
       50,000,000 shares............................................             442,012              466,422
  Earned surplus and other equities ................................             379,909              302,429


        Total Capital Shares and Equities...........................     $       821,993        $     868,922



Contingent Liabilities and Commitments (Note 3)


Total Liabilities and Equities......................................     $    2,645,312         $   2,715,727


See accompanying Notes to Consolidated Financial Statements.

                                             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Nine Months Ended

                                                                     May 31                May 31
                                                                      1997                  1998

                                                                         (Amounts in Thousands)
Sales.........................................................   $    6,942,766         $    6,650,223
Cost of sales.................................................        6,558,793              6,292,566


Gross income..................................................   $      383,973         $      357,657


Selling, general and administrative expenses..................   $      285,810         $      310,390


Other income (deductions):
   Interest expense...........................................   $      (46,686)        $      (53,506)
   Other, net.................................................           19,384                 29,770

Total other income (deductions)...............................   $      (27,302)        $      (23,736)


Income before income taxes, equity in net income of
  investees and minority owners' interest in
    net income of subsidiaries.........................   $       70,861                $       23,531

Income tax expense............................................            9,252                  1,071


Income before equity in net income of investees and minority owners' interest in net income
    of subsidiaries...........................................   $       61,609         $       22,460

Equity in net income of investees
   (Note 4)...................................................           31,044                 34,105

Minority owners' interest in net income
   of subsidiaries............................................           (2,627)                (1,262)


Net income ...................................................   $       90,026         $       55,303



See accompanying Notes to Consolidated Financial Statements.

                                             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended

                                                                     May 31                May 31
                                                                      1997                  1998

                                                                         (Amounts in Thousands)
Sales.........................................................   $    2,419,764         $    2,236,882
Cost of sales.................................................        2,249,348              2,096,023

Gross income..................................................   $      170,416         $      140,859


Selling, general and administrative expenses..................   $      102,614         $      109,435


Other income (deductions):
   Interest expense...........................................   $      (16,280)        $      (18,177)
   Other, net.................................................            3,724                 10,497

Total other income (deductions)...............................   $      (12,556)        $       (7,680)


Income before income taxes, equity in net income of investees an minority owners' interest in
    net income of subsidiaries.........................   $       55,246                $       23,744

Income tax expense............................................            7,340                  2,979


Income before equity in net income of investees and
  minority owners' interest in net income
    of subsidiaries...........................................   $       47,906         $       20,765

Equity in net income of investees
   (Note 4)...................................................           13,938                 15,971

Minority owners' interest in net income
   of subsidiaries............................................           (2,252)                (1,861)


Net income ...................................................   $       59,592         $       34,875



See accompanying Notes to Consolidated Financial Statements.

                                             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended

                                                                                   May 31              May 31
                                                                                    1997                1998

                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................      $    90,026        $    55,303
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization..........................................           67,952             76,735
     Equity in net (income) of investees....................................          (31,044)           (34,105)
     Other..................................................................           18,091              9,107
    Changes in assets and liabilities:
       Accounts receivable..................................................           (1,434)           (25,394)
       Inventories..........................................................          101,052             77,196
       Other assets.........................................................           21,644            (57,430)
       Accounts payable.....................................................          (50,401)             9,030
       Other liabilities....................................................           33,441            (82,347)

Net cash provided by  operating activities.........................      $   249,327        $    28,095


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................      $  (131,609)       $   (98,926)
Distributions from joint ventures...........................................           40,972             34,473
Additions to investments and notes receivable...............................          (45,961)           (31,107)
Proceeds from disposal of investments and notes receivable..................           23,745             43,746
Proceeds from sale of fixed assets..........................................            6,078              2,904
Other.......................................................................           (3,516)              (123)

Net cash used in investing activities.......................................      $  (110,291)       $   (49,033)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds...............................................      $   (32,511)       $   (40,337)
Payments for redemption of equities.........................................          (25,320)           (81,623)
Payments of dividends.......................................................               (4)            (2,937)
Proceeds from bank loans and notes payable..................................          229,443            467,251
Payments on bank loans and notes payable....................................         (346,386)          (405,012)
Proceeds from issuance of subordinated debt certificates....................           68,800             84,941
Payments for redemption of subordinated debt certificates...................          (32,651)           (58,770)
Advances made as construction agent.........................................                0            (52,687)
Collection on advances made as construction agent...........................                0             22,060
Increase of checks and drafts outstanding...................................            9,753              5,521
Proceeds from issuance of preferred shares..................................                0            100,000
Net decrease in demand loan certificates....................................          (10,802)           (17,620)
Other ......................................................................              642                151

Net cash provided by (used in) financing activities.........................      $  (139,036)       $    20,938


Net increase in cash and cash equivalents...................................     $        -0-       $        -0-
Cash and cash equivalents at beginning of period............................              -0-                -0-

Cash and cash equivalents at end of period..................................     $        -0-       $        -0-

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

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings is before income tax determined in accordance with generally accepted accounting principles. Losses, including patronage allocation unit losses, if any, are handled in accordance with the Company's bylaws. The member-sourced earnings remaining after patronage allocation unit losses have been handled are returned to members as patronage refunds in the form of a qualified or nonqualified written notice of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid. In view of the fact that the determination of the amount of patronage refund is made only after the end of the fiscal year, and since the appropriation of earned surplus is dependent on the determination of the amount of patronage refunds, and in view of the fact that the portion of the annual patronage refund to be paid in cash and in Farmland equity (common stock, associate member common stock or capital credits) is determined (by the Farmland Board of Directors at its discretion) after the amount of the annual patronage refund has been determined, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income has been reflected as a separate item in the accompanying May 31, 1998 Condensed Consolidated Balance Sheet.

(2)  INVENTORIES

         Major components of inventories at August 31, 1997 and May 31, 1998 are as follows:

                                                   August 31                  May 31
                                                      1997                     1998

                                                         (Amounts in Thousands)
Finished and in-process products..............  $     625,577         $  537,312

Materials.....................................         62,001             76,279

Supplies......................................         57,723             54,514

                                                $     745,301         $  668,105





      At May 31, 1998, the carrying value of petroleum inventories was $166.6 million stated under the LIFO method which exceeded the market value of such inventory by approximately $11.2 million. Management reasonably expects that the decline will be recovered during the fourth quarter of fiscal 1998 and, accordingly, this market value decline has not been recognized in the Company as interim results of operations. However, given the volatility of the crude oil and refined fuels markets, no assurance can be provided that the market value of petroleum inventories will exceed their carrying value at the Company's year-end.

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

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $270.8 million through May 31, 1998), or $356.6 million (before tax benefits of the interest deduction) in the aggregate at May 31, 1998. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest thereon). The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

      The liability resulting from an adverse decision of the Terra tax issue by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on May 31, 1998, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

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


  (B)  ENVIRONMENTAL MATTERS

      The Company currently is aware of probable obligations for environmental matters under state and federal environmental laws at 34 properties. At May 31, 1998, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $15.8 million. The Company periodically reviews and, as appropriate, revises its environmental accruals.


      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued. Such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at May 31, 1998. In the opinion of management, it is reasonably possible for such additional costs to be approximately $18.5 million.

      The environmental accrual discussed above covers certain matters in connection with which the Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") or a responsible party ("RP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has three closure and four post-closure plans in place for multiple locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by certain state regulations. Such future closure and post-closure costs are estimated to be $4.9 million at May 31, 1998 (and are in addition to the $15.8 million accrual and the $18.5 million discussed in the prior paragraphs). The Company accrues these liabilities when plans for termination of plant operations have been made. Operations are ongoing at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs.

   The Company is currently involved in an administrative proceeding brought by the Kansas Department of Health and Environment ("KDHE") on April 9, 1998 concerning alleged violations of the state and federal Clean Air Acts at the Company's refinery in Coffeyville, Kansas. The KDHE has issued to the Company a proposed consent agreement which seeks a $150,000 penalty for the alleged violations. The Company has been negotiating with KDHE concerning this matter and anticipates its resolution in the near future.

   The discovery of additional environmental liabilities related to the Company's historical operations or changes in existing environmental requirements could have a material adverse effect on the Company's business, results of operations, or financial condition.

 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the nine months ended May 31, 1997 and May 31, 1998 is as follows:

                                                   May 31                 May 31
                                                    1997                   1998

                                                      (Amounts in Thousands)
Net sales..................................... $    1,013,802         $    1,137,986


Net income.................................... $       61,310         $       68,497


Farmland's equity in net income............... $       31,044         $       34,105





      The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited and a 50% equity interest in a distributor of crop protection products, WILFARM, LLC.

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

     During the nine months ended May 31, 1998, the outstanding balance of demand certificates decreased by $17.6 million and the outstanding balance of subordinated debt securities increased $25.6 million.


     In May 1996, Farmland entered into a five year Syndicated Credit Facility (the "Credit Facility") with various participating banks. The Credit Facility provides (subject to compliance with certain financial covenants) an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million. During May 1998, the short term credit was renewed.

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

     At May 31, 1998, the Company had $281.7 million of short-term borrowings under the Credit Facility and $35.0 million of revolving term borrowings. Additionally, $61.2 million of the Credit Facility was utilized to support letters of credit. At May 31, 1998, under the short-term credit, the Company had capacity to borrow up to an additional $312.6 million and, under the long-term credit, the Company had capacity to borrow up to an additional
$409.5 million.

     The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at May 31, 1998, $9.2 million was borrowed.

     During April 1998, Farmland National Beef Packing Company, L.P. ("FNBPC") replaced its existing borrowing arrangements with a new five year $130.0 million credit facility. This facility, which expires March 31, 2003, is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland or Farmland's other affiliates. FNBPC used a portion of this facility to repay in full its borrowings (approximately $64.8 million) from Farmland. At

May 31, 1998, FNBPC had borrowings under this credit facility of $110.2 million and $0.6 million of the facility was being utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the new credit facility.

     The Company's international grain trading subsidiaries (collectively referred to as "Tradigrain") have borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At May 31, 1998, such borrowings totaled $46.0 million.

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

     In December 1997, the Company sold 2 million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") at $50 per Preferred Share with an aggregate liquidation preference of $100 million ($50 liquidation preference per share). The Preferred Shares are not redeemable prior to December 15, 2022. On and after December 15, 2022, the Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends, if any, thereon. The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company. Proceeds from the issuance of the Preferred Shares have been used to call for early redemption approximately $47.6 million of principal and accumulated interest on certain subordinated debt securities and to redeem approximately $50.0 million of capital shares and equity.

     During June 1998, the Company filed a pre-effective amendment covering the Company's shelf registration of $200 million of Senior Notes. The Company has not determined the amount, if any, of these Senior Notes which will be offered for sale or the timing of such sale, if any.

     In the opinion of management, the arrangements for capital described above are adequate for the Company's present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     Major sources of cash during the nine months ended May 31, 1998 include $467.3 million from bank borrowings, $100.0 million from issuance of preferred stock, $84.9 million from sales of subordinated debt certificates, $43.8 million from disposal of investments and collections of notes receivable, $34.5 million in cash distributed to Farmland by ventures in which Farmland has a 20% to 50% ownership interest, and $28.1 million from operations. Cash provided from operations is net of payments which increased the Company's net operating assets (primarily working capital) by $78.9 million.

     Major uses of cash include payments of $405.0 million related to bank borrowings, $98.9 million for capital expenditures, $81.6 million for redemption of equities, $58.8 million for redemption of subordinated debt certificates, $40.3 million for payment of patronage refunds, $31.1 million for additions to investments and notes receivable, $30.6 million of short-term advances, net of collections, made as construction agent, $17.6 million for redemptions of demand loan certificates and $2.9 million for payment of dividends on preferred stock.

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


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MAY 31, 1998 COMPARED TO NINE MONTHS ENDED MAY 31, 1997


     For the nine months ended May 31, 1998, the Company had sales of $6.7 billion compared with sales of $6.9 billion for the same period last year. Net income for the nine months ended May 31, 1998 was $47.7 million, compared with net income of $90.0 million in the corresponding period of the prior year.

   SALES

     Sales for the nine months ended May 31, 1998 decreased $292.5 million, or 4.2%, compared with the same period last year.

     On the input side of the Company's business, sales of the petroleum, crop production and feed segments in the nine months ended May 31, 1998 decreased $163.7 million, $95.2 million and $55.3 million, respectively, compared with the same period last year. The decrease in petroleum sales primarily reflects a decline in unit prices that was partially offset by a 6.2% increase in gasoline, distillates and diesel unit sales. The unit sales increase resulted principally from higher production volume at the Company's refinery in Coffeyville, Kansas. Sales of crop production products decreased primarily due to lower unit prices.

Feed business sales decreased primarily due to lower feed grain unit sales combined with a decrease in unit prices.

     On the output side of the Company's business, sales in the food processing and marketing business increased $103.4 million. This increase is primarily attributable to higher unit sales due primarily to improvements in operating efficiencies which resulted in an increase in the number of head processed, partially offset by lower unit prices. Sales in the grain business decreased by $81.0 million as a result of both lower unit volume and lower commodity prices.


   NET INCOME

     Net income for the nine months ended May 31, 1998 decreased $34.7 million compared with the same period in the prior year.

     Operating income for the petroleum business decreased $1.6 million, or 8.1%, for the nine months ended May 31, 1998 compared with the prior period. This decrease was primarily due to a decrease in the spread between crude oil costs and refined products selling prices.

     Operating income in the crop production business for the nine months ended May 31, 1998 decreased $91.2 million compared to the same period last year primarily as a result of decreased unit margins. The decline of unit margins is mostly attributable to an industry-wide decline of nitrogen fertilizer prices, partly offset by a decrease in raw material costs.

     Operating income in the feed business increased approximately $1.2 million during the nine months ended May 31, 1998 as compared to the same period last year, primarily as a result of higher unit margins.


     Operating income in the food processing and marketing business for the nine months ended May 31, 1998 increased $5.3 million compared to the prior period. This increase is primarily a result of increased margins on processed pork which are attributable to lower costs of live hogs. This effect was partly offset by charges to reduce the carrying value of the Company's live hog inventory to the lower market value and by decreased unit net margins on beef.

     Operating income in the grain business segment for the nine months ended May 31, 1998 was $20.8 million compared to an operating loss of $15.1 million for the nine months ended May 31, 1997. This increase is primarily attributable to higher income generated on international grain trading transactions and to higher operating income from domestic grain operations.

     Selling, general and administrative ("SG&A") expenses increased
$24.6 million, or 8.6%, from the prior period. SG&A expenses directly connected to business segments increased approximately $19.9 million and these expenses have been included in the determination of operating income of the segments. SG&A expenses not identified to segments increased $4.7 million, primarily as a result of increased information service expenses, partly offset by a decrease in incentive compensation expense.

     Other income increased $10.4 million, or 53.6%, for the nine months ended May 31, 1998 as compared to the same period last year. This increase is primarily attributable to a gain of approximately $7.2 million on sale of approximately 3.8% of Farmland's ownership interest in FNBPC and to income of approximately $5.3 million from a favorable United States Supreme Court ruling in litigation related to harbor taxes paid in prior years.

     The decrease in the provision for income taxes for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997 is primarily attributable to a decrease in the Company's income before taxes. Ventures accounted for by the equity method are generally pass-through entities for tax purposes, such as a partnership, an LLC, or an LLP. Farmland allocates a portion of its consolidated tax expense to its share of income from these pass-through entities based on the expected effective tax rate on income from each venture. For the nine months ended May 31, 1997 and May 31, 1998, Farmland had allocated to equity in net income of investees tax expense of approximately $5.5 million and $6.2 million, respectively.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

   SALES

     Sales for the three months ended May 31, 1998 decreased $182.9 million, or 7.6%, compared with the prior period. Sales of the crop production, petroleum and feed businesses in the three months ended May 31, 1998 decreased $77.3 million, $76.1 million and $31.9 million, respectively, compared with the corresponding period of the prior year. These decreases resulted primarily due to factors discussed above under the heading "Results of Operations for Nine Months Ended May 31, 1998 Compared to Nine Months Ended May 31, 1997. In addition, sales of the food marketing and processing business decreased $27.6 million in the three months ended May 31, 1998 compared with the three months ended May 31, 1997. This decrease resulted primarily from lower wholesale prices of wholesale pork. Sales of grain in the three months ended May 31, 1998 increased $30.7 million compared with the corresponding period of the prior year reflecting increased unit sales.

   NET INCOME

     Net income for the three months ended May 31, 1998 decreased $24.7 million compared with the corresponding period of the prior year. The decrease was principally attributable to the factors discussed above for the nine months comparison.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" have been issued by the Financial Accounting Standards Board ("FASB") and are effective for periods beginning after December 15, 1997. These statements expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for periods beginning after June 15, 1999. The Company is currently evaluating the impact, if any, which adoption of the provisions of SFAS No. 133 will have on its financial statements.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required under Item 3 is not required for the quarterly period ended May 31, 1998, because the company's market capitalization was less than $2.5 billion as of January 28, 1997.



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement include important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements.

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the Company's business, the anticipated expenditures for environmental remediation, the consequences of an adverse judgment in certain litigations (including the Terra litigation), and the impact of operational issues, if any, related to the year 2000.

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

4.Factors affecting the export of U.S. agricultural products (including foreign trade and monetary policies, laws and regulations, movement and/or political and governmental changes, inflation and exchange rates, taxes, operating conditions and world production and demand).

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



                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     THE EXHIBITS LISTED BELOW ARE FILED AS PART OF FORM 10-Q FOR QUARTER ENDED May 31, 1998.

        Exhibit No.                         Description of Exhibits


          27        Financial Data Schedule

   (B)    NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED May 31,
1998.


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

Date:   July 15, 1998