Form 10-K
period 1998-08-31
FARMLAND INDUSTRIES INC
filed 1998-11-23
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                             D.C. 20549

                                   FORM 10-K
            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934
                   For the fiscal year ended  August
31, 1998
                                       OR
            [   ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF
1934

                         Commission file number 2-60372

                           FARMLAND INDUSTRIES, INC.
       (Exact Name of Registrant as Specified in Its Charter)
KANSAS                                                           44-
0209330
(State or Other Jurisdiction of Incorporation or
Organization)(I.R.S. Employer Identification No.)

3315 NORTH OAK TRAFFICWAY, KANSAS CITY, MISSOURI
64116-0005 (Address of Principal Executive Offices)
(Zip Code)

              Registrant's Telephone Number, Including Area Code:
816-459-6000

              Securities registered pursuant to Section 12(b) of the
              Act:   None Securities registered pursuant to Section
              12(g) of the Act:   None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ X ]  No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          Farmland Industries, Inc. is a cooperative. Its voting stock can only be held by its members. No public market for voting stock of Farmland Industries, Inc. is established and it is unlikely, in the foreseeable future, that a public market for such voting stock will develop.

     Documents incorporated by reference:    None
                               PART I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

                             THE COMPANY

          Farmland Industries, Inc., founded in 1929 and formally incorporated in Kansas in 1931, is a farm supply and a processing and marketing cooperative. Its principal executive offices are at 3315 North Oak Trafficway, Kansas City, Missouri 64116 (telephone 816-459-6000). Farmland has grown from revenues of $310,000 during its first year of operation to approximately $8.8 billion during 1998. Unless the context requires otherwise, (i) "Farmland" or the "Company" herein refers to Farmland Industries, Inc. and its consolidated subsidiaries,
(ii) all references herein to "year" or "years" are to fiscal years ended
August 31, (iii) all references herein to "tons" are to United States short tons and (iv) the term "member" herein means (a) any voting member, (b) any associate member, or (c) any other person with which Farmland is a party to a currently effective patronage refund agreement (a "patron"). See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings."

      Farmland operates on a cooperative basis and is primarily owned by its members. Members are entitled to receive patronage refunds distributed by Farmland from the member-sourced portion of its annual net earnings.
MEMBERSHIP

      Membership requirements are determined by Farmland's Articles of Incorporation and the Board of Directors of Farmland (the ''Board of Directors'').

 As of August 31, 1998, Farmland's membership, associate membership
                                 and
patrons eligible for patronage refunds consisted of approximately 1,500 cooperative associations of farmers and ranchers and 5,800 pork or beef producers or associations of such producers. See ''Business and Properties Business - Patronage Refunds and Distribution of Annual Earnings."

      In the event the Board of Directors of Farmland shall determine that any holder of the common stock or associate member common stock of Farmland does not meet the qualifications as may be established by the Board of Directors for holders thereof, as described below in "Voting Members" and "Associate Members," such person shall have no rights or privileges on account of such common stock to vote for director(s) or to vote on the management or affairs of Farmland and Farmland shall have the right, at its option, (a) to purchase such common stock at its book or par value, whichever is less, as determined by the Board of Directors, or (b) in exchange for such common stock or associate member common stock, to issue or record on the books of Farmland capital credits in an equivalent amount. On the failure of any holder, following any demand by Farmland therefor, to deliver the certificate or certificates evidencing any common stock or associate member common stock, Farmland may cancel the same on its books and issue or record on the books of Farmland an equivalent amount of capital credits in lieu thereof.

   VOTING MEMBERS

      As of August 31, 1998, Farmland's requirements for voting membership were as follows: the voting member must (1) own a minimum of $1,000 of Farmland's common stock; (2) actively transact business with Farmland on a patronage basis (the Board of Directors may deem a member to be inactive when business is not transacted with Farmland for two consecutive years); (3) not be a significant direct competitor with Farmland in any of Farmland's major business lines; and (4) (a) be a natural person, a family farm corporation or a family farm partnership that (i) derives a majority of earned income from a farming operation (excluding any earned income of a spouse from other sources) and (ii) is a vendor of livestock to Farmland and/or a contract producer of livestock for Farmland; or
(b) be an association of producers of agricultural products that (i) is organized and conducts business on a cooperative basis; (ii) distributes its earnings based on patronage; and (iii) is controlled directly by its voting producer members.

   ASSOCIATE MEMBERS

      To qualify for associate membership in Farmland, all of the
following conditions must be met:   the associate member must (1)
own a minimum of $1,000 of Farmland's associate member common stock;
(2) not be a significant direct competitor of Farmland in any business line in which the associate member expects to conduct patronage business with Farmland; and (3)(a) be a natural person, a family farm corporation, or a family farm partnership that (i) derives a majority of earned income from a farming operation (excluding any earned income of a spouse from other sources) and (ii) is a vendor of livestock to Farmland and/or a contract producer of livestock for Farmland; (b) be an association conducting business on a cooperative basis; (c) be a business entity owned 100%, directly or indirectly, by Farmland or its members or associate members; or (d) be a hog- and/or cattle-feeding business entity that agrees to provide Farmland with the information it needs to pass on patronage refunds from Farmland's hog- and/or cattle-marketing operations to those agricultural producer-members of Farmland who have conducted business with the entity.
   PATRONAGE AGREEMENTS WITH PATRONS
      All existing patronage agreements with patrons will remain in force until such time as either (a) the patron has been inactive with Farmland during any single fiscal year or (b) the patronage agreement is canceled by mutual consent. No new patronage agreements will be authorized without prior approval by the Board of Directors.
                              BUSINESS

GENERAL

      The Company is one of the largest cooperatives in the United States in terms of revenues. In 1998, Farmland had export sales in excess of $1.3 billion to customers in over 90 countries.
Substantially all of the Company's foreign sales are invoiced and collected in U.S. Dollars.

      The Company conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, the Company operates as a farm supply cooperative. On the output side of the agricultural industry, the Company operates as a processing and marketing cooperative.

   The Company's farm supply operations consist of three principal product
divisions: petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane and by-products of petroleum refining. Principal products of the crop production division are nitrogen and phosphate-based fertilizers ("plant nutrients") and, through the Company's ownership in WILFARM, L.L.C. ("WILFARM") and Omnium, LLC ("Omnium"),(each 50%owned) a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. Approximately 60% of the Company's farm supply products sold in 1998 was produced in plants owned by the Company or operated by the Company under long-term lease arrangements. Approximately 64% of the Company's farm supply products sold in 1998 was sold at wholesale to farm cooperative associations which are members of Farmland. These farm cooperative associations distribute products primarily to farmers and ranchers in states which comprise the corn belt and the wheat belt and who utilize the products in the production of farm crops and livestock.

 On the output side, the Company's operations include the processing of
pork and beef, the marketing of fresh pork, processed pork and fresh beef and the storage and marketing of grain. In 1998, approximately 60% of the hogs processed, 30% of the beef cattle processed and 60% of the domestic grain marketed by the Company were supplied to the Company by its members. Substantially all of the pork and beef products sold by the Company in 1998 were processed in plants owned by the Company.

      No material part of the business of any segment of the Company is dependent on a single customer or a few customers. Financial information about the Company's industry segments is presented in
Note 11 of the Notes to Consolidated Financial Statements included herein.

      The principal businesses of the Company are highly seasonal. Historically, the majority of revenues related to crop production, beef and grain occur during the spring, summer and fall, respectively. Revenues related to crop production and beef are lowest during the winter, while sales related to the grain and feed businesses tend to be lowest during the spring and summer, respectively.
  The Company competes for market share with numerous participants with
various levels of vertical integration, product and geographical diversification, sizes and types of operations. In the petroleum industry, competitors include major oil companies, independent refiners, other cooperatives and product brokers. Competitors in the crop production industry include global producers (some of which are cooperatives) of nitrogen- and phosphate-based fertilizers and product importers and brokers. The feed, grain, pork and beef industries are comprised of a large variety of competitive participants.
BUSINESS RISK FACTORS

   INCOME TAX MATTERS
   In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

          On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million and a loss of approximately $2.3 million, from dispositions of certain other assets.
          On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.
          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $279.9 million through August 31, 1998), or $365.7 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1998. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest thereon). The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.
      In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest thereon related to the Company's 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, the Company deposited funds with the IRS in the amount of the assessment. After making this deposit, the Company filed for a refund of the entire amount deposited.
          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1998, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's continued ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources." EXTERNAL FACTORS THAT MAY AFFECT THE COMPANY

      The Company's revenues, margins, net income and cash flow may be volatile due to factors beyond the Company's control. External factors that affect agricultural conditions and Farmland's results of operations include:
1.REGULATORY: The Company's ability to grow through acquisitions and investments in ventures may be adversely affected by regulatory delays or other unforeseeable factors beyond the Company's control. Various federal and state regulations to protect the environment have encouraged and are likely to continue to encourage, farmers to reduce the amount of fertilizer and other chemical applications.
2.COMPETITION: Competitors may have better access to equity capital markets and may offer more varied products or possess greater resources than the Company. 3.IMPORTS AND EXPORTS: Factors which affect the level of agricultural products imported or exported including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand. Fluctuations in the level of agricultural product imports and exports will likely impact the Company's operations.
4.WEATHER: Weather conditions, both domestic and global, affect the Company's operations. Weather conditions may either increase or decrease demand and, thereby, affect selling prices and income of the Company's farm supply products (crop production, petroleum and feed). Weather conditions also may increase or decrease the supply of products and, thereby, affect costs related to the Company's pork and beef processing and marketing and grain storage and marketing.
5.RAW MATERIALS COST: Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which
  finished products have been sold by the Company.

6.YEAR 2000: The Company does not know with certainty all of the consequences of its most reasonably likely worst case Year 2000 scenario. The Company cannot with certainty address the virtually unlimited number of differing circumstances relating to what might be its most reasonably likely worst case. The Company has distributed a survey of its significant customers and vendors to determine their state of Year 2000 readiness. However, responses to the survey questionnaire have not provided a basis to conclude whether such customers and vendors are Year 2000 compliant.

7.OTHER FACTORS: Domestic variables, such as crop failures, federal agricultural programs and production efficiencies, and global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities and local conflicts, affect the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact the Company's operations.

      Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's revenues, margins, net income and cash flow may be volatile as conditions affecting agriculture and markets for the Company's products change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for Years Ended August 31, 1996, 1997 and 1998" and "Business and Properties - Business - Raw Materials" and "Crop Production - Raw Materials."
LIMITED ACCESS TO EQUITY CAPITAL MARKETS

          As a cooperative, the Company cannot sell its voting common equity to traditional public or private markets. Instead, equity is raised largely from payment of the noncash portion of patronage refunds with common stock, associate member common stock and capital credits, from offerings of preferred stocks and from net income on transactions with nonmembers. See ''Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings'' and '' - Equity Redemption Plans."


ENVIRONMENTAL MATTERS

      The Company is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, which may impose liability for cleanup of environmental contamination. The Company uses hazardous materials and generates hazardous wastes in the ordinary course of its manufacturing processes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Conditions Liquidity and Capital Resources -Matters Involving the Environment."


PETROLEUM

   MARKETING

      The principal products of this business segment are refined fuels, propane and by-products of the petroleum refinery. Approximately 50% of petroleum refined fuels products sold in 1998 resulted from transactions with Farmland's members. The balance of the Company's refined fuels products sales were principally to retailing chains in urban areas. Other petroleum products include lube oil, grease and car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of the Company's consolidated sales for 1996, 1997 and 1998 were 11%, 15% and 13%, respectively.

      Competitive methods in the petroleum industry include service, product quality and price. However, in refined fuel markets, price competition is dominant. Many participants in the industry engage in one or more of the industry's processes (oil production, transportation, refining, wholesale distribution and retailing).
The Company participates in the industry primarily as a mid-continent refiner and as a wholesale distributor of petroleum products. Effective September 1, 1998, Country Energy LLC, a joint venture with Cenex Harvest States, commenced operations. Country Energy LLC provides refined fuel, propane and lubricants marketing and distribution services for its owners.

   PRODUCTION

      The Company owns a refinery at Coffeyville, Kansas.
Production volume for 1996, 1997 and 1998 was as follows:

                          Barrels of Crude Oil Processed
                                   Daily Average
                            Based on 365 Days per
year

                        1996            1997
1998
                                     (barrels)
Coffeyville, Kansas    64,276          81,397
91,808

   The refinery produced approximately 25 million barrels of motor fuels,
heating fuels and other petroleum products in 1996, 32 million barrels in 1997 and 35 million barrels in 1998. In July 1994, the Company acquired a mothballed refinery in Texas for reassembly at the Coffeyville refinery site. Reassembly was completed during the fourth quarter of 1996, enabling the Company to increase production during 1997 and 1998 compared with 1996. Approximately 66% of refined fuel sales in 1998 represented products produced at this location.

   RAW MATERIALS
      Farmland's refinery was originally designed to process high quality crude oil with low sulfur content ("sweet crude"). Competition for sweet crude and declining production in proximity of the refinery has increased the cost and decreased the availability of raw material relative to the cost and availability for coastal refineries with the capacity for processing and access to lower quality crude with high sulfur content ("sour crude"). In April 1997, the Company entered various operating, service and lease agreements with Tessenderlo Kerley Inc. ("TKI"), whereby TKI's assets or technologies would be utilized to extract sulfur from the intermediate gas streams generated from crude oil. As a result of extracting this sulfur, crude oil supplies of lower quality were made available for processing by the refinery. This allowed the Company to decrease raw material costs as sour crude is lower priced. In 1998, the Company's pipeline/trucking gathering system collected approximately 17% of its crude oil supplies from producers near its refinery. Additional supplies are acquired from diversified sources, including sour crude oil from foreign sources.
      Crude oil is purchased approximately 45 to 60 days in advance of the time the related refined products are to be marketed.
Certain of these advance crude oil purchase transactions, as well as fixed price advance sales contracts of refined products, are hedged utilizing various petroleum futures contracts. See "Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company" included herein.
      During periods of volatile crude oil price changes, or in extremely short crude oil supply conditions, the Company's petroleum operations could be affected to a greater extent than petroleum operations of more vertically integrated competitors with crude oil supplies available from owned producing reserves. In past periods of relatively severe crude oil shortages, various governmental regulations such as price controls and mandatory crude oil allocating programs have been implemented. There can be no assurance as to what, if any, government action would be taken if a crude oil shortage were to develop.


CROP PRODUCTION

   MARKETING

      The Company's crop production business includes plant nutrients and, through the Company's ownership in WILFARM and Omnium, a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Sales of the crop production business segment as a percent of consolidated sales for 1996, 1997 and 1998 were 14%, 14% and 13%, respectively.

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

   PRODUCTION

      The Company manufactures nitrogen-based crop production products. Based on total production capacity, the Company is the largest producer of synthetic anhydrous ammonia-based fertilizers in the United States. Natural gas is the major raw material used in production of nitrogen-based fertilizer, including synthetic anhydrous ammonia, urea, urea ammonium nitrate ("UAN") and other forms of nitrogen-based fertilizers.

    The Company operates seven anhydrous ammonia production plants (three of which are leased under long-term lease arrangements) at six locations in Kansas, Iowa, Nebraska, Oklahoma and Louisiana.
The Company and Mississippi Chemical Company are each 50% owners of a joint venture, Farmland MissChem, Limited ("Farmland MissChem"), which owns an anhydrous ammonia production facility located in The Republic of Trinidad and Tobago. All output from this facility is sold to and distributed by the owners of the venture. Annual production for fiscal years 1996, 1997 and 1998 including Farmland's 50% share of the output of Farmland MissChem, totaled approximately
2.8 million tons, 2.8 million tons and 3.0 million tons, respectively.

      The Company further processes synthetic anhydrous ammonia products at five plants, one of which is leased under a long-term lease arrangement, at five locations in Kansas, Oklahoma and Nebraska. Production of urea, UAN solutions and other forms of nitrogen fertilizer from synthetic anhydrous ammonia for 1996, 1997 and 1998 approximated 1.5 million tons, 1.6 million tons and 1.9 million tons, respectively.

      Ammonia also is used to react with phosphoric acid to produce phosphoric acid products such as liquid mixed fertilizer, diammonium phosphate and monoammonium phosphate, which may be applied directly or blended with other fertilizers.

   The Company owns land in Florida which contains an estimated 40 million
tons of phosphate rock and a phosphate chemical plant located in Joplin, Missouri. The Joplin plant produces ammonium phosphate which is combined in varying ratios with muriate of potash to produce 12 different fertilizer grade products. In addition, feed grade phosphate (dicalcium phosphate) is produced at this facility. Production of ammonium phosphate approximated 65,000 tons, 44,000 tons and 56,000 tons in 1996, 1997 and 1998, respectively and production of feed grade phosphate approximated 160,000 tons, 163,000 tons and 167,000 tons in 1996, 1997 and 1998, respectively.

      The Company and Norsk Hydro a.s. are each 50% owners of a joint venture, Farmland Hydro, L.P. ("Hydro"), which owns a phosphate fertilizer manufacturing plant at Green Bay, Florida. Hydro's plant produces products such as super phosphoric acid, diammonium phosphate and monoammonium. Annual production in tons of such products for 1996, 1997 and 1998 was 1,459,000, 1,504,000 and
1,428,000, respectively. The Company provides management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. Products of this plant are distributed principally to international markets.

  The phosphate rock required to operate Hydro's plant is presently purchased from outside suppliers and adequate supplies of sulfur are available from several producers. Hydro owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 40 million tons of phosphate rock (and is in addition to the aforementioned phosphate rock which the Company owns in Florida).
      During 1998, Hydro began obtaining various permits and licenses necessary for mining the aforementioned properties. This process will take several years to complete and, therefore, neither the Company nor Hydro anticipate mining any of their respective phosphate rock reserves within the next year.
      The Company is a 50% owner of a venture, SF Phosphates Limited Liability Company ("SF Phosphates"), which operates a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super phosphoric acid with annual production in tons for 1996, 1997 and 1998 of 483,000, 529,000 and 527,000, respectively. Under the venture agreement, the owners purchase the production of the venture in proportion to their ownership. Based on current recovery methods and the levels of plant production in recent years, the Company estimates that the phosphate rock reserves owned by SF Phosphates are adequate to provide the phosphate rock requirements of the plant for approximately 75 years.
   RAW MATERIALS
     Natural gas, the largest single component of nitrogen-based fertilizer
production, is purchased directly from natural gas producers. Natural gas purchase contracts are generally market sensitive and contract prices change as the market price for natural gas changes. In addition, the Company has a hedging program which utilizes natural gas futures and options to reduce risks of market price volatility. See " Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company."

      Natural gas is delivered to the Company's facilities under pipeline transportation service agreements which have been negotiated with each plant's delivering pipeline. Natural gas delivery to the plants could be curtailed under regulations of the Federal Energy Regulatory Commission if a delivering pipeline's capacity was required to serve priority users such as residences, hospitals and schools. In such cases, production could be curtailed. No significant production has been lost because of curtailments in pipeline transportation and no such curtailment is anticipated.


FEED

      Products in the Company's feed line include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements, animal health products and farm and ranch supplies. The primary components of feed products are grain and grain by-products, which are generally available in the region in which the Company operates.

  This business segment's sales were approximately 6%, 7% and 6% of consolidated sales for the years 1996, 1997 and 1998, respectively. Approximately 52% of the feed business segment's sales in 1998 was attributable to products manufactured in the Company's feed mills. The Company operates feed mixing plants at 15 locations throughout its territory, an animal protein plant in Maquoketa, Iowa, an animal protein plant and a premix plant located in Eagle Grove, Iowa, a premix plant in Marion, Ohio and a pet food plant in Muncie, Kansas.

      Feed production for 1996, 1997 and 1998, for feed mills owned by Farmland as of August 31, 1998, was as follows:

                                                          Approximate
Annual Production

                                                    1996                1997
1998
                                                                      (tons)
<1c>
20 feed mills (combined)..................            861,000             914,000
817,000


      In June of 1998, the Company acquired six feed mills with an aggregate capacity of 520,000 tons through the acquisition of SF Services, Inc. In addition, feed mills with an aggregate capacity of approximately
469,000 tons were disposed of or sold to ventures in 1997 and 1998.

      The Company conducts research in animal health and nutrition. Through local cooperative associations of farmers and ranchers, the Company participates in livestock and hog services designed to produce lean, feed-efficient animals and help livestock producers select feed formulations which maximize weight gain.

FOOD PROCESSING AND MARKETING

  PORK

   PROCESSING

      The Company's pork processing and marketing operations are conducted through a 99%-owned subsidiary, Farmland Foods, Inc. ("Foods"), which operates 11 food processing facilities, including leased facilities in Albert Lea, Minnesota and Omaha, Nebraska.


      Meat processing facilities at Springfield, Massachusetts and New Riegel, Ohio produce Italian-style specialty meats and ham products. Plants in Wichita and Topeka, Kansas and Albert Lea, Minnesota process fresh pork into a variety of products including ham, bacon and sausage. Additionally, the Wichita, Kansas facility processes pork, beef and chicken into hot dogs, dry sausage and other luncheon meats. Facilities in Denison and Dubuque, Iowa, Monmouth, Illinois and Crete, Nebraska function as pork abattoirs and have additional capabilities for processing pork into bacon, ham and smoked meats. These facilities also process fresh pork into primal cuts for additional processing into fabricated meats which are sold to commercial users and to retail grocery chains, as well as case-ready and label-branded cuts for retail distribution. The plant located in Carroll, Iowa is primarily a packaging facility for canned or cook-in-bag products. The facility located in Omaha, Nebraska, prepares primal beef and pork products into case-ready cuts of meat which can be shipped directly to retailers.


In 1996, 1997 and 1998 total weekly pork processed approximated 16.2 million pounds, 16.8 million pounds and 16.7 million pounds, respectively. Average weekly head slaughter at the Company's four abattoirs (three abattoirs in 1996) was approximately 111,000, 132,000 and 148,000 in 1996, 1997 and 1998, respectively.

     MARKETING

      The Company's pork products marketed include fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs and packing house by-products. These products are marketed under a variety of brand names including: Farmland, Farmstead, OhSe, Maple River, Carando, Roegelein, Regal and Marco
Polo.   Product distribution is through national and regional retail food chains, food service accounts, distributors and through international marketing brokers.

 Pork marketing is a highly competitive industry with many suppliers of
fresh and processed pork products competing for shelf space in retail food stores. Other meat products such as beef, poultry and fish also compete directly with pork products. Competitive methods in this segment include price, product quality, brand and product differentiation and customer service.
BEEF

   PROCESSING
      The Company's beef processing and marketing operations are conducted through Farmland National Beef Packing Company, L.P. ("FNBPC") which at August 31, 1998, was 71.2%-owned by Farmland.
The beef processing facilities are located in Liberal, Kansas and Dodge City, Kansas. These facilities function as beef abattoirs and process fresh beef into primal cuts for additional processing into fabricated or boxed beef. During 1996, 1997 and 1998, the two plants slaughtered an aggregate of 2.1 million, 2.1 million and 2.4 million cattle, respectively.
   MARKETING
      Products in the Company's beef processing and marketing operations include fresh and frozen beef, boxed beef and packing house by-products. Product distribution is through national and regional retail and food service customers as well as under the
Farmland Black Angus Beef label.   In addition, certain beef
products are distributed in international markets.
      Beef marketing is a highly competitive industry with many suppliers of fresh and boxed beef. Other meat products such as pork, poultry and fish also compete directly with beef products. Competitive methods in this industry include price, product quality, brand and product differentiation and customer service.
GRAIN

   MARKETING

      The Company, through its North American Grain Division ("NAGD") and through its international grain trading subsidiaries (collectively referred to as "Tradigrain"), markets wheat, corn, soybeans, milo, barley and oats, with wheat and corn constituting the majority of the marketing business. NAGD purchases grain from members and nonmembers located in the Midwestern part of the United States and assumes all risks related to selling such grain. Grain is priced in the United States principally through bids based on organized commodity markets.

      In 1998, the Company formed two 50%-owned alliances, Concourse Grain, LLC ("Concourse") and Farmland-Atwood, LLC ("Farmland-Atwood"), with ConAgra, Inc. ("ConAgra"). Concourse, a marketing alliance, will provide both domestic and international customers with multiple classes of wheat. Concourse is expected to improve access to international customers through its ability to export from multiple points across the United States. Farmland-Atwood will provide risk management services, financial and grain support services and grain brokerage to its customers.

      The Company is exposed to risk of loss in the market value of its grain inventory and on fixed price purchase contracts that require the Company to take delivery of grain at a specified date in the future if grain market prices decrease and is exposed to loss on its fixed price sales contracts if grain market prices increase. To reduce the price change risk associated with holding positions in grain, the Company takes opposite and offsetting positions by entering into grain commodity futures contracts. Generally, such contracts have terms of up to one year. The Company's strategy is to maintain hedged positions on as close to 100% of its grain positions as is possible. During 1996, 1997 and 1998, the Company maintained hedges on approximately 94.8%, 92.9% and 93.0%, respectively, of its grain positions. Based on total assets at the beginning and end of 1998, the average market value of grain positions not hedged during the year amounted to less than 1% of the Company's average total assets. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity and Capital Resources - Results of Operations for Years Ended August 31, 1996, 1997 and 1998 - Grain Marketing" included herein.
      Approximately 42%, 41% and 43% of grain revenues were from export sales or sales to domestic customers for export in 1996, 1997 and 1998, respectively. Export-related sales are affected by the level of grain production in foreign countries. Furthermore, export-related sales are subject to international political events and changes in other countries' trade policies which are not within the control of the United States or the Company. Foreign sales of grain generally are paid in U.S. Dollars.
The Company's international grain trading subsidiaries (collectively referred to as "Tradigrain") transact business in all major grains traded in international markets. Final consumers are either governmental entities, private companies or other major grain companies throughout the world.

      Tradigrain's purchases of grain are made on a cash basis and its sales of grain are mostly made against confirmed letters of credit. For purposes of the Company's Consolidated Financial Statements, the Company recognizes as sales the net margin on grain merchandised by Tradigrain rather than the gross value of such products merchandised. Furthermore, Tradigrain may take long or short grain positions. These positions are accounted for on a mark-to-market basis and the gain or loss is recognized as a component of net sales.

   PROPERTY

 The Company currently operates, through either ownership or lease,
                                 24
inland elevators in the United States with a total capacity of approximately 147.6 million bushels of grain.


RESEARCH

          The Company operates a research and development farm for the primary purpose of developing improvements in nutrition, breeding and feeding practices of livestock and pets. The Company also conducts research at its pork processing facilities directed toward product development and process improvement. Additionally, the Company formed a five-year alliance, beginning in 1997, with Kansas State University.
   Expenditures related to Company-sponsored product research and process improvements amounted to $2.4 million, $2.1 million and $2.4 million for 1996, 1997 and 1998, respectively.


CAPITAL EXPENDITURES AND INVESTMENTS IN VENTURES

          In 1998, the Company made capital expenditures and investments in ventures totaling $179.3 million.

          The Company has approved expenditures (of which $44.1 million was committed as of August 31, 1998) of $146.5 million for capital additions and improvements during the years 1999 and 2000. The majority of these expenditures are in the crop production, food processing and marketing and petroleum businesses and are primarily for plant improvements. From time to time, management may recommend additional capital projects to Farmland's Board of Directors for approval.

   The Company intends to fund its capital program with cash from operations, through borrowings or through other capital market transactions.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources."

YEAR 2000
As the end of this century nears, there are concerns about potential problems which may arise at the turn of the millennium because many current computer systems and software products are coded to accept only two digit entries in date code fields. Before the year 2000, these systems and software products will need an upgrade in order to recognize differences between dates in the 21st century and dates in the 20th century. If not adequately addressed, these technology problems have a potential to cause widespread business interruptions, litigation and liability. Significant uncertainty exists, as to whether adequate resources are available to minimized these potentially serious problems by the year 2000.

      The Company is assessing, but has not completed assessing, its Year 2000 issues. Since the mid-1980's, the Company has strived to maintain Year 2000 compliance for all applications developed in-house. The challenge is that a substantial percentage of the applications used for normal business processing have been purchased from outside vendors. Historically, vendors were not required to commit to Year 2000 compliance. However, all new software contracts include Year 2000 compliance warranties.

  In April 1997, Farmland and Ernst & Young, LLP formed One System Group,LLC ("OSG"), a joint venture. OSG has approximately 400 employees and is the sole supplier of information technology ("IT") services to the Company. The initial focus of OSG involves the implementation of Systems, Applications, Products in Data Processing ("SAP") software as an enterprise wide solution for processing the Company's business transactions and for management reporting.
One of the many important benefits of the implementation of SAP is that it is Year 2000 compliant and, therefore, its installation will eliminate a large amount of the Year 2000 risk inherent in the Company's systems and software. Mission critical (critical to the basic operation of Farmland's businesses)IT projects have not been deferred because of Year 2000 readiness efforts.

      The Company formalized its Year 2000 program with OSG in the fall of 1997. Through this program, Year 2000 readiness was defined by criteria which, if satisfied, would demonstrate that systems and applications programs function correctly after the turn of the century without abnormal results. In addition, systems and applications were categorized as "high risk" or "low risk" according to the respective level of impact on the continuation of business by the Company at the turn of the century. Further, the program established minimum acceptance testing procedures for evaluating whether systems and applications met Year 2000 compliant criteria.

      A comprehensive IT software inventory and assessment was then completed by OSG. As a result of this readiness assessment, the Company believes that certain of its systems and software are Year 2000 compliant and that substantially all noncompliant systems have been identified.

To address the state of readiness condition, Farmland established an Oversight Committee consisting of the Chief Information Officer of OSG, the Chief Financial Officer and General Counsel of Farmland and a Year 2000 Program Office.

      The Oversight Committee has responsibility for both IT and non-IT systems (embedded technologies such as microcontrollers built into machinery) and has a direct reporting relationship to the Farmland Board of Directors. The Oversight Committee has delegated Year 2000 compliance responsibility for non-IT systems to management of the respective plants or facilities. Generally, progress with respect to non-IT systems is in an assessment phase. However, the Year 2000 issues of many process control systems and other non-IT systems have been identified and fixed or the respective system or application programs have been replaced and tested. The Company has not separately tracked the replacement cost and time related to non-IT systems.

      The Program Office organizes and administers Year 2000 projects related to IT systems. The Program Office maintains a detailed project plan to complete and test projects within discrete time frames. The Program Office continuously monitors the status of the SAP implementation and re-assesses the risk areas depending on movement of that system's implementation schedule. The Program Office provides a quarterly update of Year 2000 progress to the Oversight Committee. The Program Office has estimated that overall Year 2000 projects related to IT systems will require approximately $2.5 million (18,000 hours). Through October 1998, approximately 4,000 hours of such work had been performed. The targeted completion of the remaining work is September 1, 1999.
 The Company believes that the quantity and quality of resources it has
committed to address its Year 2000 project are adequate to obtain a Year 2000 state of readiness and it believes all significant modifications required to reach a state of readiness for Year 2000 will be completed by the year 2000. However, despite all reasonable efforts of the Company to resolve its Year 2000 issues, as described above, no assurances can be given that the level of Year 2000 readiness actually attained will eliminate all potential material effects that Year 2000 problems might have on the Company's business, results of operation, or financial condition. It is not, and will not, be possible for the Company to represent that it has achieved complete Year 2000 compliance.

      The Company does not know all of the consequences of its most reasonably likely worst case Year 2000 scenario. The Company cannot address the virtually unlimited number of differing circumstances relating to what might be its most reasonably likely worst case.
The Company is and intends to continue to address this uncertainty through activities of its Oversight Committee and Program Office, as described above.

      For all applications that are determined to be mission critical (critical to the basic operation of Farmland's businesses), a contingency plan will be developed to outline the actions that will be taken if Year 2000 complications are encountered. The plan will describe what will be done, both short-term and long-term, to minimize any interruption to Farmland's business.

      The Company has distributed a survey of its significant customers and vendors to determine their state of Year 2000 readiness. However, responses to the survey questionnaire have not provided a basis to conclude whether such customers and vendors are Year 2000 compliant. Further, the Company has not conducted and does not plan to conduct tests designed to confirm compatibility of its information systems as modified for Year 2000 issues with those of its significant customers and vendors. The Company will rely on the integrity of its vendors and customers to resolve their Year 2000 issues.


GOVERNMENT REGULATION

          The Company's business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public's interest by promoting fair trade practices, safety, health and welfare. The Company believes that its operating procedures conform to the intent of these laws and that the Company currently is in compliance with all such laws, the violation of which could have a material adverse effect on the Company.
          Certain policies may be implemented from time to time by the United States Department of Agriculture, the Department of Energy or other governmental agencies which may impact the demands of farmers and ranchers for the Company's products or which may impact the methods by which certain of the Company's operations are conducted. Such policies may impact the Company's farm supply, food processing and marketing and grain storage and marketing operations.
      The Federal Agriculture Improvement and Reform Act ("FAIR") represents the most significant change in government farm programs in more than 60 years.
Under FAIR, the former system of variable price-linked deficiency payments to farmers has been replaced by a program of fixed payments which decline over a seven-year period. In addition, FAIR eliminates federal planting restrictions and acreage controls. The Company believes that FAIR was intended to accelerate the trend toward greater market orientation and reduced Government influence on the agricultural sector. As a result, the Company expects the number of acres under cultivation to increase over a long period of time. This increase may favorably impact demand of producers for the Company's plant nutrients and crop protection products and fuels. Whether demand for the Company's products is favorably impacted depends in a large part on whether U.S. agriculture becomes more competitive in world markets as this industry moves toward greater market orientation, the extent which governmental actions expand international trade agreements and whether market access opportunities for U.S. agriculture is increased.

          The U.S. Congress has in the past considered and may consider trade measures which, if passed, could enhance agricultural export potential. The Company believes "fast-track" (legislation which would authorize the President to submit a trade agreement to Congress with the assurance that it will be voted on within 90 days and not be subject to amendments), China normal trading relations, removal of trade sanctions and language to prohibit embargoes could benefit U.S. agricultural interests by opening markets, increasing exports and expanding trade opportunities with countries which import agricultural products. Absent such legislation,the Company's access to international markets may be adversely impacted.

          Management is not aware of any newly implemented or pending policies, other than as discussed above, having a significant impact or which may have a significant impact on operations of the Company.


EMPLOYEE RELATIONS

          At August 31, 1998, the Company had approximately 16,100 employees. Approximately 50% of the Company's employees were represented by unions having national affiliations. The Company considers its relationship with employees to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on the Company's operating results. Current labor contracts expire on various dates through September 2001.


PATRONAGE REFUNDS AND DISTRIBUTION OF ANNUAL EARNINGS{ TC "PATRONAGE REFUNDS AND DISTRIBUTION OF ANNUAL EARNINGS" \f C \l "1" }

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings means income is before income tax determined in accordance with generally accepted accounting principles. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses. The member-sourced earnings (after handling of membersourced losses) are returned to members as patronage refunds in the form of qualified and/or nonqualified written notices of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid.
 A qualified patronage refund must be paid at least 20% in cash. The portion of the qualified patronage refund not paid in cash (the allocated equity portion) is currently paid by Farmland in common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to pay the allocated equity portion in any other form or forms of equities. The allocated equity portion of the qualified patronage refund is determined annually by the Board of Directors, but is limited to no more than 80% of the total qualified patronage refund. The Company is allowed an income tax deduction for the total amount (the cash portion and the allocated equity portion) of its qualified patronage refunds.

      Nonqualified patronage refunds paid by Farmland have been recorded as book credits in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to record the nonqualified patronage refund in any other form or forms of nonpreferred equities. The Company is not allowed an income tax deduction for the year a nonqualified patronage refund is paid. The nonqualified patronage refund is deductible for federal income tax purposes only when such nonqualified written notices of allocation are redeemed for cash or other property.
      For the years ended 1996, 1997 and 1998, patronage refunds authorized by the Board of Directors were:

                 Cash or Cash Equivalent
                  Portion of Patronage     Non-Cash Portion of
Total Patronage
                         Refunds            Patronage Refunds
Refunds
                                         (Amounts in Thousands)
1996...............   $       32,719          $        60,776         $
93,495
1997...............   $       40,228          $        68,079         $
108,307
1998...............   $       23,593          $        35,528         $
59,121


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


EQUITY REDEMPTION PLANS { TC "EQUITY REDEMPTION PLANS" \F C \L "1" }

          The Equity Redemption Plans described below, namely the base capital plan, the estate settlement plan and the special equity redemption plans (collectively, the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are also not binding upon the Board of Directors or the Company and the Board of Directors reserves the right to redeem, or not redeem, any equities of the Company without regard to whether such action or inaction is in accordance with the Plans. The factors which may be considered by the Board of Directors in determining when and under what circumstances, the Company may redeem equities include, but are not limited to, the terms of the Company's base capital plan, the Company's results of operations, financial position, cash flow, capital requirements, long-term financial planning needs, income and other tax considerations and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of the Company and its owners will be protected.
   BASE CAPITAL PLAN

          For the purposes of acquiring and maintaining adequate capital to finance the business of the Company, the Board of Directors has established a base capital plan.

   The base capital plan provides a mechanism for determining the Company's total capital requirements and each voting member's and associate member's share thereof (hereinafter referred to as the "Base Capital Requirement"). As part of the base capital plan, the Board of Directors may, in its discretion, provide for redemption of Farmland common shares or associate member common shares held by voting members or associate members whose holdings of common shares or associate member shares exceed the voting members' or associate members' Base Capital Requirement. The base capital plan provides a mechanism under which the cash portion of the patronage refund payable to voting members or associate members will depend upon the degree to which such voting members or associate members meet their Base Capital Requirements.
   ESTATE SETTLEMENT PLAN
      The estate settlement plan provides that equity holdings of deceased natural persons (except for equity purchased and held for less than five years) be redeemed at par value. This provision is subject to a limitation of $1.0 million in any one fiscal year without further authorization by the Board of Directors for such year.
   SPECIAL EQUITY REDEMPTION PLANS
     From time to time, the Company has redeemed portions of its outstanding
equity under various special equity redemption plans. The special equity redemption plans have been and may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The special equity redemption plans are not binding upon the Board of Directors or the Company and the Board of Directors reserves the right to redeem, or not redeem, any equities of the Company without regard to whether such action or inaction is in accordance with the special equity redemption plans.

      The special equity redemption plans are designed to return cash to members or former members of Farmland or Farmland Foods by providing a method for redemption of outstanding equity which may not be subject to redemption through other Plans, such as the base capital plan or the estate settlement plan. The order in which each type of equity is redeemed is determined by the Board of Directors.

      Presented below are the amounts of equity approved for redemption by the Board of Directors of Farmland and Farmland Foods under the base capital plan, the estate settlement plan and special equity redemption plans for each of the years in the three-year period ended 1998. During the third quarter of 1998, the Company approved and paid a special equity redemption of approximately $50.0 million. Substantially all other amounts approved for redemptions are paid in cash in the year following approval.

                                        Estate
                Base Capital        Settlement and
              Plan Redemptions      Special Equity        Total Plan
                                    Redemptions(A)
Redemptions

                 (Amounts in Thousands)
           <c
             >
1996.......  $      14,024         $      11,415        $
25,439
1997.......  $      17,228         $      11,492        $
28,720
1998.......  $       8,868         $      50,103        $
58,971

(a)Includes redemptions of preferred stock.





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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF EQUITY HOLDERS
          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of equity holders, through the solicitation of proxies or otherwise.
                              PART II

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

3.the amount of patronage refunds a holder, who is eligible to receive patronage refunds, may receive is dependent on the earnings of Farmland attributable to the quantity or value of business such holder transacts with Farmland and not on the amount of equity held. See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings" included herein; and

4.Farmland intends to redeem its equities in accordance with the provisions of the Plans, which provisions may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors and which may be amended or otherwise changed at any time by the Board of Directors. See "Business and Properties - Business - Equity Redemption Plans" included herein.

          At August 31, 1998 there are approximately 3,500 holders of common shares, 680 holders of associate member shares and 6,200 holders of capital credits based on holders of record.




ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 1998 are derived from the Consolidated Financial Statements of the Company, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Consolidated Financial Statements as of August 31, 1997 and 1998 and for each of the years in the three-year period ended August 31, 1998 (the "Consolidated Financial Statements") and the independent auditors' report thereon, are included elsewhere herein. The information set forth below should be read in conjunction with information appearing elsewhere herein: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                Year Ended August 31
                                    1994             1995              1996             1997
1998
                                                               (Amounts in Thousands)
SUMMARY OF OPERATIONS:(1)
Net Sales.....................     $   6,677,933     $   7,256,869     $  9,788,587      $   9,147,507
$  8,775,046 Operating Income of Industry
  Segments....................           154,799           295,933          240,452            248,263
140,725
Interest Expense..............            51,485            53,862           62,445             62,335
73,645
Net Income....................            73,876           162,799          126,418            135,423
58,770



DISTRIBUTION OF NET INCOME:
Patronage Refunds:


  Allocated Equity............      $     44,032      $     61,356      $    60,776       $     68,079      $
35,528
  Cash and Cash
  Equivalents.................            26,580            33,061           32,719             40,228
23,593
Earned Surplus and Other
  Equities....................             3,264            68,382           32,923             27,116
(351)

                                    $     73,876      $    162,799      $   126,418       $    135,423      $
58,770




BALANCE SHEETS:
Working Capital...............      $    290,704      $    319,513      $   322,050       $    242,211      $
373,638
Property, Plant and
  Equipment, Net..............           501,290           592,145          717,224            783,108      $
827,149
Total Assets..................         1,926,631         2,185,943        2,568,446          2,645,312
2,812,774
Long-Term Borrowings
  (excluding
  current maturities).........           506,531           469,718          616,258            580,665
728,103
Capital Shares and
  Equities....................           585,013           687,287          755,331            821,993
912,696


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

          The Company's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through the Company's wholly owned broker-dealer subsidiary, Farmland Securities Company and through American Heartland Investments, Inc. (which is not affiliated with Farmland) and also may be offered by selected unaffiliated broker-dealers. The types of securities offered in the continuous debt program include certificates payable on demand and subordinated debt certificates. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt program are influenced by the rate of interest which Farmland establishes for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the year ended August 31, 1998, the outstanding balance of demand certificates decreased by $22.1 million and the outstanding balance of subordinated debt certificates increased by $33.4 million.
          In May 1996, Farmland entered into a five year Syndicated Credit Facility (the "Credit Facility") with various participating banks. The Credit Facility provides a $1.1 billion credit, subject to compliance with financial covenants as set forth in the Credit Facility, consisting of an annually renewable short-term credit of up to $650.0 million and a long-term credit of up to $450.0 million.
          Farmland pays commitment fees under the Credit Facility equal to 1/10 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with the Credit Facility's financial covenants regarding working capital, the ratio of certain debts to average cash flow and the ratio of equity to total capitalization, all as defined in the agreement. The Company is in compliance with all covenants of the Credit Facility. The short-term credit provisions of the Credit Facility are reviewed and/or renewed annually. The next scheduled review date is in May 1999. The revolving term provisions of the Credit Facility expire in May 2001.
          At August 31, 1998, the Company had $328.2 million of short-term borrowing under the Facility and $170.0 million of revolving term borrowings; additionally, $30.3 million of the Facility was being utilized to support letters of credit issued on behalf of Farmland. As of August 31, 1998, under the short-term credit provisions, the Company had capacity to finance additional current assets of $297.0 million and, under the long-term credit provisions, the Company had capacity to borrow up to an additional $274.5 million.
   During April 1998, Farmland National Beef Packing Company, L.P. ("FNBPC") replaced its existing borrowing arrangements with a new five year $130.0 million credit facility. This facility, which expires March 31, 2003, is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland or Farmland's other affiliates. FNBPC used a portion of this facility to repay in full its borrowings from Farmland. At August 31, 1998, FNBPC had borrowings under this facility of $86.2 million and $1.3 million of the facility was being utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the new facility.

      Leveraged leasing has been utilized to finance railcars and a significant portion of the Company's fertilizer production equipment. In December 1997, the Company entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to the Company's petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed (presently scheduled for early in fiscal year 2000), Farmland will be obligated to make future minimum lease payments which, at that time, will have an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities. The Company's subordinated debt securities are subordinated in right of payment to the future lease obligations.
In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities and, upon payment of such amount, Farmland would receive title to the assets.

          The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 1998, $36.0 million was borrowed.

          Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions.
Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1998, such borrowings totaled $34.9 million.

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

          In the normal course of business, the Company utilizes derivative commodity instruments, primarily related to grain, to hedge its exposure to price volatility. These instruments consist mainly of grain contracts traded on organized exchanges and forward purchase and sales contracts in cash markets. These hedging activities limit both the risk of loss and the potential for gain which otherwise could result from changes in market prices. Also, in the ordinary course of its international grain trading business, the Company may take long or short grain positions. Such positions are accounted for on a markto-market basis and the gain or loss is recognized currently as a component of net earnings. See "Business and Properties - Business - Grain Marketing".

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings are before income tax determined in accordance with generally accepted accounting principles. Losses (including patronage allocation unit losses), if any, are handled in accordance with the Company's bylaws. The remaining member-sourced earnings are returned to members as patronage refunds in the form of qualified or nonqualified written notice of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid. Other income is classified as either nonmember-sourced income (earnings attributed to transactions with persons not eligible to receive patronage refunds, i.e. nonmembers) or nonpatronage income or loss (income or loss from activities not directly related to the cooperative marketing or purchasing activities of Farmland) and is subject to income taxes. Nonpatronage and nonmember after-tax earnings are transferred to earned surplus.

  Under Farmland's bylaws, patronage refunds, determined as stated
                               above,
are distributed to members unless the earned surplus account after such distribution is lower than 30% of the sum of the prior year-end balance of outstanding common shares, associate member shares, capital credits and patronage refunds for reinvestment. In such cases, the patronage refund is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the patronage refund income is so reduced is treated as nonmember-sourced income. The patronage refund income remaining is distributed to members as in the form of qualified or nonqualified written notices of allocation. For the years 1996, 1997 and 1998, the earned surplus account exceeded the required amount by $84.7 million, $101.7 million and $80.1 million, respectively.

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

    Major sources of cash during 1998 include: $37.7 million from operating activities; $57.6 million from cash distributions from ventures; $100.0 million from the issuance of preferred shares;
$11.2 million of net proceeds from issuance of subordinated debt and demand loan certificates; $118.4 million of net proceeds on bank loans and notes payable; and $61.5 million from the collection of long-term notes receivable,the sale of fixed assets and investments. Cash provided by operating activities decreased in 1998 compared with 1997 primarily due to the decrease of net income, accounts payable and other current operating liability accounts.

      Major uses of cash during 1998 include: $136.1 million for capital expenditures and acquisition of other long-term assets; $69.5 million for acquisition of investments and notes receivable; $47.2 million of net decrease in checks and drafts outstanding; $40.4 million for cash patronage refunds distributed from income of the 1997 fiscal year; and $80.2 million for the redemption of equities under the Farmland base capital and other equity redemption plans.

      In July 1983, Farmland sold the stock of Terra, a wholly owned subsidiary engaged in oil and gas exploration and production operations and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

          On March 24, 1993, the IRS issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million and a loss of approximately $2.3 million from dispositions of certain other assets.

          On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.

          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $279.9 million through August 31, 1998), or $365.7 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1998. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest thereon). The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

      In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest thereon related to the Company's 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, the Company deposited funds with the IRS in the amount of the assessment. After making the deposit, the Company filed for a refund of the entire amount deposited.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Facility") become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1998, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.
          No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. The Company believes that it has meritorious positions with respect to all of these claims.

          In the opinion of Bryan Cave LLP, the Company's special tax counsel, it is more likely than not that the courts will ultimately conclude that the Company's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt and there can be no assurance that the courts will ultimately rule in favor of the Company on any of these issues.


RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

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


               Change in Sales
                                                                               1996           1997
1998 Compared
                                                                             Compared       Compared
with 1997
                                                                            with 1995      with 1996

                                                                                      (Amount in Millions)
INCREASE (DECREASE) OF INDUSTRY SEGMENT SALES:
  Petroleum........................................................       $  181            $   274           $  (195)
  Crop Production..................................................          165                (73)             (105)
  Feed.............................................................          102                 48               (68)
  Food Processing and Marketing....................................          535                338                90
  Grain Marketing..................................................        1,562             (1,230)             (106)
  Other............................................................          (14)                 2                12

TOTAL CHANGE IN SALES..............................................       $2,531            $  (641)          $  (372)

      Change in Operating and Net Income

                                                                               1996           1997
1998 Compared
                                                                             Compared       Compared
with 1997
                                                                            with 1995      with 1996

                                                                                      (Amount in Millions)
INCREASE (DECREASE) OF OPERATING INCOME OR LOSS:
  Petroleum........................................................       $   13            $    32           $   (36)
  Crop Production..................................................          (20)               (19)             (112)
  Feed.............................................................            3                 (6)                4
  Food Processing and Marketing....................................          (12)               (19)                9
  Grain Marketing..................................................          (36)                25                24
  Other............................................................           (3)                (5)                3

TOTAL CHANGE IN OPERATING INCOME...................................       $  (55)           $     8           $  (108)

CORPORATE EXPENSES AND OTHER:
General corporate expenses (increase) decrease.....................       $  (10)           $     2           $    (6)
Interest expense (increase) decrease...............................           (8)                 -               (11)
Other income and deductions increase (decrease)....................            9                 (2)                8
Equity in net income of investees increase.........................           18                  1                11
Minority owners' interest in net income of subsidiaries
  (increase) decrease..............................................            2                 (1)                2
Income taxes decrease..............................................            8                  1           $    28

Net income increase (decrease).....................................       $  (36)           $     9           $   (76)




          In computing the operating income or loss of an industry segment, none of the following have been added or deducted: corporate expenses (included in the Consolidated Statements of Operations as selling, general and administrative expenses) which cannot be practicably identified or allocated to an industry segment, interest expense, interest income, equity in net income (loss) of investees, other income (deductions) and income taxes.


Following is management's discussion of industry segment sales, operating income or loss and other factors affecting the Company's net income during 1996, 1997 and 1998.

PETROLEUM
   SALES
      The petroleum business's unit sales of refined fuels increased by 7.5% in 1998 compared to 1997. However, aggregate petroleum dollar sales decreased by $194.9 million, or 14.6%, in 1998 compared with 1997 primarily due to a 15.3% decrease in the average unit price of refined fuels (gasoline, distillates and diesel) and a 29.3% decrease in the average unit price of propane products.
      Sales of the petroleum business increased $273.5 million, or 25.8%, in 1997 compared with 1996. This increase was primarily attributable to expansion of the refinery's capacity, which resulted in increased unit sales of gasoline, distillates and diesel fuel, as well as to an increase of the unit price for these products.
      Sales of the petroleum business increased $181.5 million in 1996 compared with 1995. This increase was primarily the result of an 11% increase of the average price of refined fuels and increased unit sales of approximately 9.5%.

   OPERATING INCOME

      The petroleum business had operating income of $0.4 million in 1998 compared with $36.3 million in 1997. This decrease resulted primarily from a $27.6 million adjustment of year-end last-in, first-out ("LIFO") inventories to market value. Petroleum operating income also decreased as finished goods prices declined more than crude oil prices declined, resulting in lower gross margins on units sold.

      Operating income of the petroleum business increased $31.5 million in 1997 compared with 1996. This increase was primarily a result of higher margins coupled with increased unit sales. The higher margins are primarily attributable to an increase in the difference between crude oil prices and finished product prices, the ability of the refinery to process crude oil streams containing a higher proportion of sulfur and to higher production efficiencies resulting from increased refinery capacity.

      The petroleum business had operating income of $5.0 million in 1996 compared to an operating loss of $8.0 million in 1995. This improvement was primarily attributable to higher unit margins resulting from seasonal demand pressure on product price movements. In addition, petroleum realized some margin improvement resulting from increased production capacity at the Company's refinery.


CROP PRODUCTION

   SALES

      Although crop production unit sales increased 2.3% in 1998 compared to 1997, unit prices for nitrogen-based fertilizers decreased 15.0% and unit prices for phosphate-based fertilizers decreased 6.7%. As a result, crop production sales decreased $105.7 million, or 8.4%, in 1998 compared with 1997. The decline in nitrogen-based fertilizer prices resulted from pressures of rising capacity and inventories in the industry combined with decreased demand from East Asia and China.

      Crop production sales decreased $72.7 million, or 5.4%, in 1997 compared with 1996. This decrease was primarily a result of lower unit sales of phosphate and nitrogen fertilizers and lower phosphate-based fertilizer prices partially offset by higher nitrogen prices.

      Crop production sales increased $164.9 million or 14.1% in 1996 compared with 1995. This increase was primarily a net result of increased unit sales of phosphate and nitrogen fertilizers and higher phosphate-based fertilizer prices, partly offset by a slight decline of nitrogen prices.


   OPERATING INCOME

      Operating income of the Company's crop production business decreased $111.9 million, or 70%, in 1998 compared with 1997. This decrease was primarily a result of lower nitrogen fertilizer unit margins partially offset by higher unit margins for phosphate fertilizers. Nitrogen margins decreased primarily due to lower selling prices which declined as a result of additional global fertilizer production capacity combined with lower demand in the East Asian market, particularly China. The Company's share of net income from crop production ventures, primarily phosphate manufacturing and WILFARM, increased in 1998 to $46.9 million compared with $41.2 million in 1997.
      Operating income of the Company's crop production business decreased $18.8 million, or 10.5%, in 1997 compared with 1996. This decrease was primarily a result of higher natural gas costs which resulted in lower nitrogen fertilizer unit margins, partially offset by higher unit margins related to the distribution of phosphate fertilizers. The Company's share of net income from crop production ventures, primarily phosphate manufacturing and WILFARM, decreased slightly in 1997 to $41.2 million compared with $41.9 million in 1996.

      Operating income of the Company's crop production business in 1996 decreased $19.7 million from 1995, primarily because of lower fertilizer margins. However, the aggregate contribution to net income from all crop production operations (including joint ventures) was at about the same level in 1996 as in 1995. Nitrogen fertilizer margins decreased by approximately $6.0 million, or 2.8%, as a result of lower average unit selling prices combined with higher raw material costs. Unit margins from the Company's phosphate fertilizer operations decreased approximately $16.7 million. The effect of these decreases were largely offset by an increase of approximately $17.1 million in the Company's share of net income from joint ventures engaged in phosphate fertilizer manufacturing operations and an increase of approximately $2.4 million in the Company's share of net income from WILFARM.


FEED

   SALES


      Sales of the feed business decreased $68.3 million in 1998 compared with 1997. The decrease resulted primarily from the sale of approximately the same volume as in the prior year combined with lower per ton ingredient prices in livestock feed and feed ingredients.

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


   OPERATING INCOME

      Operating income in the feed business increased $4.3 million in 1998 compared with 1997. The increase was primarily attributable to higher margins per ton in livestock feed, feed ingredients and pet/specialty/equine feeds as well as lower expenses.

      Operating income of the feed business decreased $6.3 million in 1997 compared with 1996. This decrease was primarily attributable to declining sales through traditional local cooperative channels and an increase in sales to lower margin commercial accounts.

      Operating income of the feed business increased $2.9 million in 1996 compared with 1995. This increase was attributable primarily to increased unit margins on feed grade phosphate and to increased sales of feed ingredients. FOOD PROCESSING AND MARKETING

   SALES

      Sales from the Company's food processing and marketing business increased $90.2 million in 1998 compared with 1997. The increase was attributable to increases of approximately 15% and 9% in the number of cattle and hogs processed, respectively, partly offset by lower wholesale prices for beef and pork.

The Company's food processing and marketing business sales increased $338.4 million in 1997 compared with 1996. This increase was largely attributable to increased unit volume primarily resulting from the operations of pork processing plants acquired during the third and fourth quarters of 1996. Unit price increases of approximately 4% also contributed to the increase in sales.

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

   OPERATING INCOME

      Operating income of the Company's food processing and marketing business increased $9.0 million in 1998 compared with 1997. The increase was primarily due to increased gross margins in pork processing and marketing operations due to lower hog prices. This increase was partly offset by losses in livestock production, also resulting from lower hog prices and by losses on the beef processing and marketing operations.

      Operating income of the Company's food processing and marketing business decreased $18.8 million in 1997 compared with 1996. This decrease was primarily attributable to the increased cost to acquire live hogs and to the increased selling and administrative expenses related to the food processing business, partially offset by increased beef unit margins.

      Operating income of the food processing and marketing business of $65.1 million in 1996 represented a $12.0 million decrease compared to 1995. This decrease primarily resulted from decreased margins on fresh pork and increased administrative expenses, partially offset by increased beef unit sales.


GRAIN MARKETING

   SALES AND OPERATING INCOME

      Although sales volume in bushels increased 3.7%, lower commodity prices resulted in a 4.8% decrease in total grain marketing sales, from $2.2 billion in 1998 to $2.1 billion in 1997. Operating income in the grain business increased $23.6 million in 1998 compared with 1997. This increase resulted from significantly improved margins on certain international grain transactions and from higher storage revenues.

      The Company's grain marketing sales decreased $1.2 billion in 1997 compared with 1996. This decrease resulted from decreases in both unit sales (primarily due to a reduction in export sales) and unit prices. The grain marketing business had operating income of $6.8 million in 1997 compared with an operating loss of $18.2 million in 1996. This increase in operating income was primarily attributable to higher margins combined with increased storage income.
      Grain sales increased $1.6 billion, or 82%, in 1996 compared to 1995 principally owing to a 40% increase in units sold combined with increased grain prices. Grain had a $18.2 million operating loss in 1996 compared with $17.9 million operating income in 1995. The operating loss was principally attributable to drought conditions in certain major wheat producing regions of the United States which resulted in both shortages of and significantly higher prices for wheat. Due to this shortage, the Company had to source wheat (in order to meet contractual obligations) from domestic geographic areas further from the Company's gulf coast export elevator than expected, resulting in higher than anticipated purchase prices and transportation charges. The Company's policy is to hedge its exposure to price fluctuations. However, in order to avoid influencing price movement in certain commodity futures markets, significant contracts are hedged over a period of time, but as soon as practical, after such contracts are written. In 1996, the Company entered into a significant fixed price sales contract. During the time required to fully hedge this contract, the market for wheat was relatively volatile but generally trended upward. The joint effect of these factors contributed to the 1996 loss in the Company's grain operations.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses ("SG&A") increased $22.6 million, or 5.5%, in 1998 compared with 1997. SG&A directly associated with business segments increased $16.4 million (primarily related to the grain marketing and meats businesses) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments increased $6.2 million primarily as a result of the increased cost of management information systems and the acquisition of SF Services, Inc. ("SF Services").
          SG&A increased $40.4 million, or 11%, in 1997 compared with 1996.
SG&A directly associated with business segments increased $42.3 million (primarily associated with the food processing and marketing segment) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments decreased $1.9 million primarily as a result of lower employee-related costs.

          SG&A increased $24.6 million, or 7.1%, in 1996 compared with 1995. Approximately $11.8 million of the increase was directly connected to business segments (primarily the food processing and marketing and grain marketing segments) and has been included in the determination of the operating income of business segments. The increase of general corporate expenses, not identified to business segments ($12.81 million), included higher expenses from improving the management information systems and higher employee-related costs.


OTHER INCOME (DEDUCTIONS)

   INTEREST EXPENSE

Interest expense increased $11.3 million in 1998 compared with 1997, primarily reflecting higher average borrowings.

      Interest expense decreased $0.1 million in 1997 compared with 1996, reflecting lower average borrowings offset by a slight increase in the average interest rate.

      Interest expense increased $8.6 million in 1996 compared with 1995, reflecting higher average borrowings, partly offset by a slight decline in the average interest rate.
   OTHER, NET

      During 1998, the Company sold: (1) an approximate 3.8% interest in FNBPC, resulting in a gain before income taxes of $7.2 million; and (2) all of its interest in Cooperative Services Company, formerly a 100% owned subsidiary, resulting in a gain before income taxes of $2.2 million.
      In May 1996, the Company sold its interest in a communications joint venture, Broadcast Partners. The sale resulted in a gain before income taxes of $10.9 million
CAPITAL EXPENDITURES

 See "Business and Properties - Business - Capital Expenditures and Investments in Ventures."


MATTERS INVOLVING THE ENVIRONMENT

          The Company is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, as the Company uses hazardous substances and generates hazardous wastes in the ordinary course of its manufacturing processes. The Company recognizes liabilities related to remediation of contaminated properties when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of the Company's share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.
          The Company wholly or jointly owns or operates 24 grain elevators and 75 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. The Company also has been identified as a potentially responsible party ("PRP") under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. The Company is investigating or remediating contamination at 26 properties under CERCLA and/or the state and federal hazardous waste management laws. During 1996, 1997 and 1998, the Company paid approximately $1.8 million, $4.6 million and $3.1 million, respectively, for environmental investigation and remediation.
          The Company currently is aware of probable obligations for environmental matters at 36 properties. As of August 31, 1998, the Company has an environmental accrual in its Consolidated Balance Sheet for probable and reasonably estimated cost for remediation of contaminated property of
$14.4 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

          The Company's actual final costs of addressing certain environmental matters are not quantifiable and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Also, management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at August 31, 1998. In the opinion of management, it is reasonably possible for such additional costs to be approximately $19.2 million.

          Under the Resource Conservation Recovery Act of 1976 (' 'RCRA''), the Company has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and postclosure costs are estimated to be $4.9 million at August 31, 1998 (and is in addition to the $19.2 million discussed in the prior paragraph). The Company accrues these liabilities when plans for termination of plant operations have been made. Operations are being conducted at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs.

          There can be no assurance that the environmental matters described above, or environmental matters which may develop in the future, will not have a material adverse effect on the Company's business, financial condition or results of operations.

          Protection of the environment requires the Company to incur expenditures for equipment or processes, which expenditures may impact the Company's future net income. However, the Company does not anticipate that its competitive position will be adversely affected by such expenditures or by laws and regulations enacted to protect the environment. Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1996, 1997 and 1998, the Company had capital expenditures of approximately $10.9 million, $8.4 million and $8.7 million, respectively, to improve the environmental compliance and efficiency of its operations. Management believes the Company currently is in substantial compliance with existing environmental rules and regulations.


RECENT ACCOUNTING PRONOUNCEMENTS

      Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information," and No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" have been issued by the Financial Accounting Standards Board ("FASB") and are effective for fiscal periods beginning after December 15, 1997. These statements expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 1999. The Company is currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on its financial statements.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company is including the following cautionary statement in this Form to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.
      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forwardlooking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the Company's business, the effects of actual, pending and possible legislation and regulation upon the Company's business (including, but not limited to, the effects of FAIR, "fasttrack" and certain environmental laws), the anticipated expenditures for environmental remediation, the consequences of an adverse judgment in certain litigations (including the Terra litigation), the Company's ability to fully and timely complete modifications and expansions with respect to certain of the Company's manufacturing facilities, the redemption of the Company's various equities, the adequacy of certain raw material reserves and supplies, the Company's objectives with respect to certain strategic acquisitions and dispositions and the Company's ability to resolve Year 2000 issues with respect to its financial, informational and operational systems. Discussion containing such forward-looking statements is found in the material set forth under "Business and Properties" (including, without limitation, "Business Risk Factors"), "Market for the Registrant's Common Equity and Related Stockholder Matters", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", as well as within this Form 10-K generally.
      Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:
1.Weather patterns (flood, drought, frost, etc.) or crop failure. 2.Federal or state regulations regarding agricultural programs and production efficiencies.
3.Federal or state regulations regarding the amounts of fertilizer and other chemical applications used by farmers.
4.Factors affecting the export of U.S. agricultural produce
  (including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand).
5.Factors affecting supply, demand and price of crude oil, refined fuels, natural gas and other commodities.
6.Regulatory delays and other unforeseeable obstacles beyond the Company's control that may affect growth strategies through acquisitions and investments in joint ventures.

7.Competitors in various segments which may be larger than the Company, offer more varied products or possess greater resources.

8.Technological changes (including "Year 2000" compliance issues) are more difficult or expensive to implement than anticipated.

9.Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments and environmental remediation costs in excess of amounts accrued.

10.The factors identified in "Business and Properties - Business -
  Business Risk Factors" included herein.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY ANALYSIS
      The Company is exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counter-party exposure and hedging practices. Within limits approved by the Company's Board of Directors, the Company's international grain trading subsidiary, Tradigrain, may take net long or short commodity positions. Otherwise, the Company does not hold or issue derivative instruments for trading purposes. Commodities to which the Company has risk exposure include: wheat, corn and milo, soybeans, cattle, hogs, natural gas, crude oil and refined fuels. The Company maintains risk management control systems to monitor its commodity risks and the offsetting hedge positions.
      The following table presents one measure of market risk exposure using sensitivity analysis. Market risk exposure is defined as the change in the fair value of the derivative commodity instruments assuming a hypothetical change of 10% in market prices Actual changes in commodity market prices may differ from hypothetical changes. Fair value was determined for derivative commodity contracts using the average quoted market prices for the three near-term contract periods. For derivative commodity instruments, fair value was based on the Company's net position by commodity at year-end. The market risk exposure excludes the underlying positions that are being hedged. The underlying commodities hedged have a high inverse correlation to price changes of the derivative commodity instruments.


  Effect of 10% Change in Fair Value
 As  of August 31, 1998

      (In millions)
DERIVATIVE COMMODITY
CONTRACTS: Grains:
Trading.................
       ...   $4.9
  Other than
Trading.........   $0.9
Energy, other than
trading...   $8.9 Meats,
other than trading....
$0.6


   The Company uses interest rate swaps to hedge a portion of its variable
interest rate exposure and uses foreign currency forward contracts to hedge its exposure related to certain foreign currency denominated transactions. Assuming an adverse interest rate movement of 100 basis points and assuming an adverse movement in the foreign currency spot price of 10%, the impact on fair value of interest and currency positions held would be $3.1 million and $4.1 million, respectively. Market risk on these transactions is not material to the Company's results of operations or financial position.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         INDEX TO FARMLAND CONSOLIDATED FINANCIAL STATEMENTS
    Independent Auditors' Report ...............................73

    Consolidated Balance Sheets, August 31, 1997 and
    1998 .......................................................75

    Consolidated Statements of Operations for each of
    the years in the three-year period ended August
    31, 1998
 ...................................................83

    Consolidated Statements of Cash Flows for each of
    the years in the three-year period ended August
    31, 1998
 ...................................................87

    Consolidated Statements of Capital Shares and
    Equities for each of the years in the three-year
period ended August 31, 1998
 ...............................94

    Notes to Consolidated Financial Statements
 .................99
                           INDEPENDENT AUDITORS'
REPORT
The Board of Directors
Farmland Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1998, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP




Kansas City, Missouri
October 16, 1998
                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                                     August
31
                                                                            1997
1998
                                                                            (Amounts in
Thousands)
Current Assets:
Cash and cash equivalents............................................ $            -0-    $
7,334
  Accounts receivable - trade........................................         589,028
596,415
  Inventories (Note 2)...............................................         745,301
725,967
  Other current assets...............................................          94,239
145,151

       Total Current Assets..........................................  $    1,428,568      $    1,474,867
Investments and Long-Term Receivables (Note 3)                         $      266,554      $      298,402

Property, Plant and Equipment (Notes 4 and 5):

  Property, plant and equipment, at cost.............................  $    1,585,824      $    1,680,373
  Less accumulated depreciation and amortization.....................         802,716             853,224


  Net Property, Plant and Equipment..................................  $      783,108      $      827,149
Other Assets.........................................................  $      167,082      $      212,356







Total Assets.........................................................  $    2,645,312      $    2,812,774




FN>
See accompanying Notes to Consolidated Financial Statements.

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND EQUITIES

August 31
                                                                                1997                 1998
                                                                                (Amounts in
Thousands)
Current Liabilities:
  Demand loan certificates...............................................   $       50,523      $
28,407
  Short-term notes payable (Note 5)......................................          258,342
380,232
  Current maturities of long-term debt (Note 5)..........................           91,643
38,946
  Accounts payable - trade...............................................          366,345
330,043
  Other current liabilities..............................................          419,504
323,601

       Total Current Liabilities.........................................   $    1,186,357      $
1,101,229


Long-Term Liabilities (Note 5):
  Long-term borrowings (excluding current maturities)....................   $      580,665      $
728,103
  Other long-term liabilities............................................           33,480
31,942

       Total Long-Term Liabilities.......................................   $      614,145      $
760,045


Deferred Income Taxes (Note 6)...........................................   $        3,974      $
3,333


Minority Owners' Equity in Subsidiaries (Note 7)                            $       18,843      $
35,471
Capital Shares and Equities (Note 8):
  Preferred shares, Authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated at redemption value, $50 per share,
2,000,000 shares issued and outstanding (0 shares in 1997) ............   $           -0-     $
                                 100,000
  Other preferred shares, $25 par value, 2,838 shares issued and
  outstanding (2,886 shares in 1997) ....                                               72
71
  Common shares, $25 par value --
  Authorized 50,000,000 shares,
  18,072,136 shares issued and outstanding
  (17,680,493 shares in 1997) ...........................................          442,012
451,804

  Associate member common shares
  (nonvoting), $25 par value -- Authorized 2,000,000 shares, 1,140,304 shares issued and outstanding
  (889,913 shares in 1997) ..............................................           22,248
28,508


  Earned surplus and other equities......................................          357,661
332,313


       Total Capital Shares and Equities.................................   $      821,993      $
912,696
Contingent Liabilities and Commitments (Notes 5, 6 and 9)

Total Liabilities and Equities............................................. $    2,645,312
$2,812,774


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended August 31

                                                                  1996               1997
1998

                                                                             (Amounts in Thousands)
Sales.......................................................  $    9,788,587      $    9,147,507      $
8,775,046
Cost of sales...............................................       9,272,002           8,580,826
8,271,912
Adjustment of LIFO inventories to market....................              -0-                 -0-
27,593


Gross income................................................  $      516,585      $      566,681      $
475,541


Selling, general and administrative expenses................  $      368,954      $      409,378      $
431,999


Other income (deductions):
   Interest expense.........................................  $      (62,445)     $      (62,335)     $
(73,645)
   Interest income..........................................           5,021               5,352
5,436
   Other, net (Note 15).....................................          24,257              22,486
30,265

Total other income (deductions).............................  $      (33,167)     $      (34,497)     $
(37,944)


Income before income tax (expense) benefit, equity in net income of investees and minority owners'
interest in net income of subsidiaries...................  $  114,464      $      122,806      $
5,598
Income tax (expense) benefit (Note 6).......................         (21,755)            (20,907)
6,912
Income before equity in net income of investees and minority owners' interest in net
    income of subsidiaries..................................  $       92,709      $      101,899      $
12,510
Equity in net income of investees (net of allocated
   tax expense of $7,581, $7,343 and $3,169 in 1996,
   1997 and 1998, respectively) (Note 3)....................          41,092              42,108
53,216

Minority owners' interest in net income
   of subsidiaries..........................................          (7,383)             (8,584)
(6,956)


Net income ................................................. $      126,418      $      135,423      $
58,770
Distribution of net income (Note 8):
   Patronage refunds:
       Farm supply patrons..................................  $       83,739      $      101,262      $
51,513
       Pork marketing patrons...............................           6,998                  -0-
1,274
       Beef marketing patrons...............................           2,753               6,458
3,817
       Grain marketing patrons..............................              -0-                585
2,517
       Livestock production.................................               5                   2

-0-

                                                              $       93,495      $      108,307      $

59,121

   Earned surplus and other equities........................          32,923              27,116

(351)





                                                              $      126,418      $      135,423      $
58,770




See accompanying Notes to Consolidated Financial statements.


                   FARMLAND INDUSTRIES,INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended August 31

                                                                     1996            1997
1998

                                                                              (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................  $   126,418       $   135,423
$    58,770
Adjustments to reconcile net income to net cash provided by
operating activities:

  Depreciation and amortization...............................       77,741            90,351
101,833
Equity in net income of investees...........................      (41,092)          (42,108)
                                (53,216)
  Minority owners' equity in net
    income of subsidiaries....................................        7,383             8,584             6,956
  Gain on disposition of investments..........................      (11,300)             (552)           (9,450)
  Patronage refunds received in equities......................       (2,244)           (1,830)           (1,099)
  Proceeds from redemption of patronage equities..............        5,112             5,106             6,546
  Deferred income taxes.......................................       11,034            (1,469)             (641)
  Adjustment of LIFO inventories to market....................           -0-               -0-           27,593
  Other.......................................................       (3,302)            1,951             1,029
  Changes in assets and liabilities (exclusive
    of assets and liabilities of businesses acquired):
    Accounts receivable.......................................     (175,991)           27,644            25,398
    Inventories...............................................       47,220            (9,343)           17,295
    Other assets..............................................      (40,774)            6,249             6,893
    Accounts payable..........................................      140,721           (26,091)
(67,286)
    Other liabilities.........................................       41,194            28,393
(82,953)

Net cash provided by operating activities.....................  $   182,120       $   222,308

$ 37,668

                                                                 Year Ended August 31

                                                                     1996            1997

1998

                                                                              (Amounts in Thousands)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................................  $  (168,272)      $  (158,655)      $
(108,837) Distributions from joint ventures.............................                22,239            55,238   57,635
Acquisition of investments and notes receivable...............      (51,923)          (46,243)
(69,466)
Acquisition of other long-term assets.........................      (23,768)          (25,724)
(27,267)
Proceeds from sale of investments
  and collection of notes receivable..........................       31,003            24,758            40,884
Proceeds from sale of fixed assets............................        5,996             6,895            20,632
Acquisition of businesses.....................................      (39,536)           (3,515)               -0-
Other.........................................................       (6,803)               -0-             (124)


Net cash used in investing activities.........................  $  (231,064)      $  (147,246)
$(86,543)

See accompanying Notes to Consolidated Financial Statements




                                                                     Year Ended August 31

                                                                     1996            1997
1998

                                                                              (Amounts in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds.................................    $   (32,777)      $   (32,511)
$   (40,449)
Payments for redemption of equities...........................        (27,470)          (25,440)          (80,243)
Payments of dividends on preferred shares.....................             (4)               (4)           (4,937)
Proceeds from bank loans and notes payable....................        597,959           337,407           612,634
Payments of bank loans and notes payable......................       (526,814)         (427,139)         (494,275)
Proceeds from issuance of subordinated debt
    certificates..............................................         67,965            86,132            99,309
Payments for redemption of subordinated
    debt certificates.........................................        (43,803)          (37,455)          (66,000)
Net increase (decrease) in checks
    and drafts outstanding....................................         (6,144)           16,299
(47,243)
Net increase (decrease) in demand loan certificates...........         26,575            10,424
(22,116)
Proceeds from issuance of preferred shares....................             -0-               -0-
100,000
Other (decrease)..............................................         (6,543)           (2,775)
(471)


Net cash provided by (used in) financing activities...........    $    48,944       $   (75,062)
$    56,209


Net increase in cash and cash equivalents.....................    $        -0-      $        -0-
$     7,334
Cash and cash equivalents at beginning of year................             -0-               -0-
-0-

                                                                 Year Ended August 31

                                                                     1996            1997
1998

                                                                              (Amounts in Thousands)
Cash and cash equivalents at end of year......................    $        -0-      $        -0-
$     7,334



SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND INCOME TAXES

Interest......................................................    $    58,125       $    57,650

$    76,087



Income taxes (net of refunds).................................    $    27,943       $    14,399

$    14,475



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Equities and minority owners' interest called
    for redemption............................................    $    25,214       $    28,579
$     8,868


Transfer of assets in exchange for investment in
    joint ventures............................................    $        -0-      $    10,292
$     4,601


Appropriation of current year's net income as
    patronage refunds.........................................    $    93,495       $   108,307
$    59,121


Acquisition of businesses:
    Fair value of net assets acquired.........................    $    52,401       $        -0-
$   168,409
    Goodwill..................................................          3,181             2,550
14,819

                                                                 Year Ended August 31

                                                                     1996            1997
1998

                                                                              (Amounts in Thousands)
    Minority owners' investment...............................             -0-              965
-0-
    Equity issuable...........................................             -0-               -0-
(26,323)
    Cash paid or payable......................................        (39,536)           (3,515)
(2,766)

Liabilities assumed...........................................    $    16,046       $        -0-
$   154,139


See accompanying Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial
Statements.
                                      9 4
                  FARMLAND INDUSTRIES, INC. AND
            SUBSIDIARIES CONSOLIDATED STATEMENTS OF
            CAPITAL SHARES AND EQUITIES
See accompanying Notes to Consolidated Financial
Statements.
       <

See accompanying Notes to Consolidated Financial
Statements.

                                                                 Years Ended August 31, 1996, 1997 and 1998
                                                                               Associate      Earned
                                                                                Member      Surplus and
                                                     Total Capital Preferred     Common                          Common    Other
                                                     Shares and
                                                      Shares       Shares       Shares       Equities       Equities
                                                                           (Amounts in Thousands)
BALANCE AT AUGUST 31, 1995.........................  $    2,453    $  385,409   $ 11,133    $  288,292   $
687,287
Appropriation of current year's net income.........          -0-           -0-        -0-      126,418      126,418
Patronage refund payable in cash transferred
  to current liabilities...........................          -0-           -0-        -0-      (32,719)     (32,719)
Base capital redemptions transferred
  to current liabilities...........................          -0-      (13,922)      (103)           -0-     (14,025)
Other equity redemptions transferred
  to current liabilities...........................      (1,190)       (6,578)      (287)       (3,272)     (11,327)
Prior year patronage refund allocation.............          -0-       49,644      6,493       (56,294)        (157)
Dividends on preferred shares......................          -0-           -0-        -0-           (4)          (4)
Exchange of common shares, associate
  member common shares and other equities..........          -0-          116     (1,654)        1,538           -0-
Issue, redemption and cancellation of equities.....           1          (166)        (6)           29         (142)


BALANCE AT AUGUST 31, 1996.........................  $    1,264    $  414,503   $ 15,576    $  323,988   $
755,331
Appropriation of current year's net income.........          -0-           -0-        -0-      135,423      135,423
Patronage refund payable in cash transferred
  to current liabilities...........................          -0-           -0-        -0-      (40,228)     (40,228)
Base capital redemptions transferred
  to current liabilities...........................          -0-      (16,783)      (444)           -0-     (17,227)
Other equity redemptions transferred
  to current liabilities...........................      (1,189)       (6,737)      (302)       (2,963)     (11,191)

See accompanying Notes to Consolidated Financial Statements.

Prior year patronage refund allocation.............          -0-       53,269      5,640       (59,103)        (194)
Dividends on preferred shares......................          -0-           -0-        -0-           (4)          (4)
Exchange of common shares, associate
  member common shares and other equities..........          -0-       (2,566)     1,929           637           -0-
Issue, redemption and cancellation of equities.....          (3)          326       (151)          (89)          83


BALANCE AT AUGUST 31, 1997.........................  $       72    $  442,012   $ 22,248    $  357,661   $
821,993
Appropriation of current year's net income.........          -0-           -0-        -0-       58,770       58,770
Patronage refund payable in cash transferred
  to current liabilities...........................          -0-           -0-        -0-      (23,593)     (23,593)
Base capital redemptions transferred
  to current liabilities...........................          -0-       (8,738)      (130)           -0-      (8,868)
Prior year patronage refund allocation.............          -0-       60,238      7,551       (67,789)          -0-
Dividends on preferred shares......................         -0-            -0-        -0-       (6,933)      (6,933)
Exchange of common shares, associate
  member common shares and other equities..........          -0-       (2,058)       123         1,935           -0-
Equity issuable for purchase of
SF Services, Inc.................................          -0-           -0-        -0-       26,323
                                 26,323
Issue, redemption and cancellation of equities.....      99,999       (39,650)    (1,284)      (14,061)
45,004


BALANCE AT AUGUST 31, 1998.........................   $100,071    $  451,804   $ 28,508    $  332,313
$  912,696


See accompanying Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Farmland Industries, Inc., a Kansas corporation, is organized and operated as a cooperative and its mission is to be a global, consumer-driven, producer-owned, farm-to-table cooperative system.

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

          Investments -- Investments in companies over which the Company exercises significant influence (20% to 50% voting control) are accounted for by the equity method. Other investments are stated at cost, less any provision for impairment which is other than temporary.

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

          Goodwill and Other Intangible Assets -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis over a period of 15 to 25 years. The Company assesses the recoverability of goodwill and measures impairment, if any, by determining whether the unamortized balance can be recovered over its remaining life through undiscounted future operating cash flows. Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $12.9 million and $16.4 million, respectively, at August 31, 1997 and 1998. Other intangible assets, primarily software, are amortized over three to ten years.
          Sales -- The Company recognizes sales at the time product is shipped. Net margins of the Company's international grain trading subsidiaries (collectively referred to as "Tradigrain"), rather than the gross value of such products, are included in net sales. The gross value of Tradigrain's grain trading transactions in 1996, 1997 and 1998 was $2.6 billion, $2.3 billion and $1.7 billion, respectively.
    Derivative Commodity Instruments -- The Company uses derivative commodity instruments, including forward contracts, futures and options contracts, primarily to reduce its exposure to risk of loss from changes in commodity prices. Derivative commodity instruments which are designated as hedges and for which changes in value exhibit high correlation to changes in value of the underlying position are accounted for as hedges.
    Gains and losses on hedges of inventory are deferred as part of the carrying amount of the related inventories and, upon sale of the inventory, recognized in cost of sales. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized as an adjustment to the carrying amounts of the commodities when the underlying hedged transaction occurs. When a qualifying hedge is terminated or ceases to meet the specified criteria for use of hedge accounting, any deferred gains or losses through that date continue to be deferred. To the extent an anticipated transaction is no longer likely to occur, related hedges are closed with gains or losses charged to operations.
    Tradigrain uses derivative commodity instruments to establish positions for trading purposes. Instruments used for this purpose are marked-to-market and all related gains and losses are included in operations. Cash flows from commodity instruments are classified in the same category as cash flows from the hedged commodities in the Consolidated Statements of Cash Flows.

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

          Reclassifications -- Certain prior year amounts have been

reclassified to conform with the current year presentation.

(2)  INVENTORIES

          Major components of inventories are as follows:

                              August 31

                          1997         1998

                       (Amounts in Thousands)
 Finished and in-process     $625,577     $ 605,876
 products.................
 Materials................     62,001        62,578
 Supplies.................     57,723
                57,513

                             $745,301
$ 725,967


      Income before income taxes for the year ended August 31, 1998 has been reduced by $27.6 million to recognize a non-cash charge for the adjustment of crude oil and refined petroleum inventories to market value. The carrying values of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at August 31, 1997 and 1998, were $125.5 million and $112.7 million, respectively.
          The carrying values of beef inventories stated under the lower of LIFO cost or market at August 31, 1997 and 1998, were $37.0 million and
$42.7 million, respectively. At both August 31, 1997 and 1998, market value was lower than LIFO and, accordingly, such inventories were valued at market.

(3) INVESTMENTS AND LONG-TERM RECEIVABLES

          Investments and long-term receivables are as follows:


                                                                             August
31
                                                                      1997
1998
                                                                       (Amounts in
Thousands)
Investments accounted for by the equity method................  $     177,994       $
196,106
Investments in and advances to other cooperatives.............         43,585
39,112
National Bank for Cooperatives................................         20,958
16,554
Other investments and long-term receivables...................         24,017
46,630

                                                                 $    266,554
$    298,402





          National Bank for Cooperatives ("CoBank") requires its borrowers to maintain an investment in stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 1997 and 1998, Farmland's investment in CoBank approximated its requirement.
CoBank maintains a statutory lien on the investment held by the Company in CoBank.

          Summarized financial information of investees accounted for by the equity method is as follows:


                                                                              August
31

                                                                       1997
1998

                                                                       (Amounts in
Thousands)
Current Assets................................................    $    269,565
$    614,845
Long-Term Assets..............................................         492,966
596,869

    Total Assets..............................................    $    762,531
$1,211,714

Current Liabilities...........................................    $    214,662
$    513,293 Long-Term Liabilities.........................................
186,344             308,382
    Total Liabilities.........................................    $    401,006
$    821,675
Net Assets....................................................    $    361,525
$    390,039



                                                               Year Ended August 31

                                                    1996                1997

1998

                                                              (Amounts in Thousands)
Net sales..................................    $  1,154,195        $  1,366,038
$  1,859,159


Net income.................................    $     83,075        $     84,536
$    108,517


Farmland's equity in net income............    $     41,092        $     42,108
$     53,216





          The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and
Farmland MissChem, Limited and a 50% equity interest in a distributor of crop protection products, WILFARM, LLC. At August
31, 1998, the Company's share of the undistributed earnings of all ventures accounted for by the equity method totaled $58.3 million.


(4) PROPERTY, PLANT AND EQUIPMENT

          A summary of cost for property, plant and equipment is as follows:

                                                         August 31

                                                1997
1998

                                                 (Amounts in
Thousands)
Land and improvements.....................   $      51,586          $
57,381
Buildings.................................         275,835
296,163
Machinery and equipment...................         947,836
1,043,831
Automotive equipment......................          67,021
70,676
Furniture and fixtures....................          53,391
59,859
Capital leases............................          54,467
54,467
Leasehold improvements....................          28,981
30,750
Other.....................................           8,283
7,598
Construction in progress..................          98,424
59,648

                                             $   1,585,824           $   1,680,373

(5) BANK LOANS, SUBORDINATED DEBT CERTIFICATES AND NOTES PAYABLE

          Bank loans, subordinated debt certificates and notes payable are as follows:

                                                                                 August
31
                                                                           1997
1998
                                                                           (Amounts in
Thousands)
Subordinated capital investment certificates
   --6% to 9%, maturing 1999 through 2014.........................    $    284,493
$   318,733
Subordinated monthly income certificates
   --6.25% to 9.25%, maturing 1999 through 2008...................          88,546
87,675
Syndicated Credit Facility
   --5.84% to 6.28%, maturing 2001................................         160,000
170,000
Other bank notes--6.39% to 10.75%,
   maturing 1999 through 2008.....................................          69,943
122,214
Industrial revenue bonds--6.75% to 9.25%,
   maturing 1999 through 2021.....................................          17,430
25,475
Promissory notes--5% to 8.5%,
   maturing 1999 through 2007.....................................          11,707
8,927
Other--3% to 14.92%...............................................          40,189
34,025

                                                                       $   672,308
$   767,049
Less current maturities...........................................          91,643
38,946

                                                                      $    580,665
$   728,103




          The Company has a $1.1 billion Syndicated Credit Facility with a group of domestic and international banks ("the Credit Facility"). The Credit Facility provides revolving short-term credit of up to $650.0 million to finance seasonal operations and inventory, and revolving term credit of up to $450.0 million. At August 31, 1998, the Company had outstanding $328.2 million of revolving shortterm borrowings under the Credit Facility and $170.0 million of revolving term borrowings; additionally, $30.3 million of the Credit Facility was being utilized to support letters of credit issued on behalf of the Company.

          The Company pays commitment fees under the Credit Facility of 1/10 of 1% annually on the unused portion of the revolving short-term commitment and 1/4 of 1% annually on the unused portion of the revolving term commitment. In addition, the Company must comply with the Credit Facility's financial covenants regarding working capital, the ratio of certain debt to average cash flow and the ratio of equity to total capitalization, all as defined therein.
The shortterm provisions of the Credit Facility are reviewed and/or renewed annually.
The next review date is in May 1999. The revolving term provisions of the Credit Facility expire in May 2001.

   During April 1998, Farmland National Beef Packing Company, L.P. ("FNBPC") replaced its existing borrowing arrangements with a new five-year $130.0 million credit facility. This facility, which expires March 31, 2003, is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland or Farmland's other affiliates. FNBPC used a portion of this facility to repay in full its borrowings from Farmland. At August 31, 1998, FNBPC had borrowings under this facility of $86.2 million and $1.3 million of the facility was being utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the new facility.
          The Company maintains other borrowing arrangements with banks and financial institutions. At August 31, 1998, $36.0 million was borrowed under such agreements.
          Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At August 31, 1998, such short-term borrowings totaled $34.9 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

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

          Outstanding subordinated debt certificates are subordinated to senior indebtedness ($604.0 million at August 31, 1998) and certain additional financings (principally long-term operating leases). See Note 9.

    At August 31, 1998, under industrial revenue bonds and other agreements, assets with a carrying value of $12.9 million have been pledged.

          Borrowings from CoBank, under both the Syndicated Credit Facility and short-term notes payable, totaling $187.9 million at August 31, 1998, are partially secured by liens on the equity investment held by the Company in CoBank. See Note 3.

          Bank loans, subordinated debt certificates and notes payable mature during future fiscal years ending August 31 in the following amounts:

                                       (Amounts in Thousands)
1999.................   $  38,946
2000.................      35,203
2001.................     206,689
2002.................      59,069
2003.................     153,687
2004 and after.......     273,455

                        $ 767,049



      At August 31, 1997 and 1998, the Company had demand loan certificates and short-term bank debt outstanding of $308.9 million (weighted average interest rate of 6.07%) and $391.5 million
(weighted average interest rate of 6.06%), respectively.

          During 1996, 1997 and 1998, the Company capitalized interest of $1.6 million, $4.0 million and $3.9 million, respectively.

(6)  INCOME TAXES

   A.     TERRA RESOURCES, INC.

   In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

          On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to the Company's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as patronage-sourced income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that, among other things, Farmland incorrectly characterized for tax purposes gains aggregating approximately $14.6 million and a loss of approximately $2.3 million, from dispositions of certain other assets.

          On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.
          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $279.9 million through August 31, 1998), or $365.7 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1998. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulating statutory interest thereon). The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

      In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest thereon related to the Company's 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, the Company deposited funds with the IRS in the amount of the assessment. After making the deposit, the Company filed for a refund of the entire amount deposited.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1998, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

          No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. The Company believes that it has meritorious positions with respect to all of these claims.

 In the opinion of Bryan Cave LLP, the Company's special tax counsel, it is more likely than not that the courts will ultimately conclude that the Company's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt and there can be no assurance that the courts will ultimately rule in favor of the Company on any of these issues.
  b. OTHER INCOME TAX MATTERS
  Income before income taxes include the following components:

                                        Year Ended August 31
                                  1996         1997          1998
                                       (Amounts in Thousands)
Foreign.....................    $ 13,950     $  9,709     $
30,269
Domestic....................     141,804      153,964
24,758

Total.......................    $155,754     $163,673     $  55,027



    Income tax expense (benefit) is comprised of the following:


                                                               Year Ended August 31
                                                    1996                1997
1998
                                                              (Amounts in Thousands)
Federal:
  Current..................................   $       7,322        $     18,712        $
(7,852)
  Deferred.................................           9,430              (1,129)
(956)

                                              $      16,752        $     17,583        $
(8,808)

State:
   Current.................................   $       1,292        $      3,303        $
(1,386)
   Deferred................................           1,664                (199)
(168)

                                              $       2,956        $      3,104        $
(1,554)

Foreign:
   Current.................................   $       2,107        $        361        $
2,967
   Deferred................................             (60)               (141)
483

                                              $       2,047       $        220        $
3,450



Total income tax expense...................   $      21,755        $     20,907        $
(6,912)









          Income tax expense (benefit) differs from the "expected" income tax expense using a statutory rate of 35% as follows:


                                                               Year Ended August 31
                                                    1996                1997
1998


Computed "expected" income tax expense on
  income
  before income taxes .....................         35.0  %             35.0  %
35.0  %
Increase (reduction) in income tax
  expense attributable to:
  Patronage refunds .......................        (20.4)              (22.4)
(95.8)
    State income tax expense, net of
    federal income tax effect..............          2.5                 1.6
3.3
  Minority interest of pass through
    entities...............................         (2.6)               (2.6)
(47.7)
  Other, net ..............................          4.5                 5.4
(18.3)

Income tax expense (benefit)...............        19.0   %            17.0  %
(123.5) %





     The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 1997 and 1998 are as follows:


August 31

                                                        1997
1998

                                                        (Amounts in
Thousands)
Deferred tax liabilities:
Property, plant and equipment, principally due to differences
in depreciation.........................            $    51,632
$    75,808
Prepaid pension cost .......................             19,242
16,388
Income from foreign subsidiaries ...........              3,765
11,187
Basis differences in pass-through
    ventures................................              3,929
4,677
Other ......................................              3,144
6,169

    Total deferred tax liabilities..........        $    81,712
$   114,229



Deferred tax assets:
Safe harbor leases .........................        $     4,143
$     3,802
Accrued expenses ...........................             49,747
61,700
Benefit of nonqualified
    written notices.........................             19,456
33,761
Alternative minimum tax credit .............                 -0-
5,829
Accounts receivable, principally due to
    allowance for doubtful accounts.........              1,844
3,024
Other ......................................              2,548               2,780
    Total deferred tax assets...............        $    77,738
$  110,896
Net deferred tax liability .................        $     3,974
$    3,333




          A valuation allowance of $1.6 million and $1.5 million for deferred tax assets was provided at August 31, 1997 and 1998, respectively. The valuation allowance was provided because of limitations imposed by the tax laws on the Company's ability to realize the benefit of income tax credits obtained through an acquisition.

          At August 31, 1998, Farmland has member-sourced loss carryforwards, expiring in 2012, amounting to $11.3 million available to offset future membersourced income. No deferred tax asset has been established for these carryforwards since member-sourced losses offset future patronage refunds.


(7) MINORITY OWNERS' EQUITY IN SUBSIDIARIES

          A summary of the equity of subsidiaries owned by others is as follows:

         .
                                                                       August 31
                                                               1997
1998
                                                                (Amounts in
Thousands)
Farmland National Beef Packing Company, L.P................ $    11,491      $
30,084
Farmland Foods, Inc........................................       4,423
4,061
Other subsidiaries.........................................       2,929
1,326

                                                            $    18,843      $
35,471




(8)  PREFERRED STOCK, EARNED SURPLUS AND OTHER EQUITIES

          A summary of preferred stock is as follows:


August 31

                                                                    1997
1998

                                                                     (Amounts in
Thousands)
Preferred shares - Authorized 8,000,000 shares:
 8%, Series A cumulative redeemable preferred shares,
 stated at redemption value, $50 per share, 2,000,000
shares issued and outstanding (0 shares in 1997) .............. $     -0-     $
                                 100,000

   6%, $25 par value - 530 shares issued and outstanding
   (570 shares in 1997).......................................         14
13

   5-1/2%, $25 par value - 2,308 shares issued and
   outstanding (2,316 shares in 1997).........................
                                                                       58
58
                                                                  $    72
$    100,071




      Dividends on the Series A preferred shares accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. These preferred shares are redeemable, beginning on December 15, 2022, at the sole discretion of the Company. No redemption by the Company is allowed prior to that time. Series A preferred shares each have a liquidation preference of $50 per share, plus an amount equal to accumulated and unpaid dividends, if any, thereon. The preferred shares are not entitled to vote.

          Dividends on the 5-1/2% and 6% preferred stock are cumulative if declared by the Farmland Board of Directors and only to the extent earned each year. Upon liquidation, preferred stockholders are entitled to the par value thereof and any declared or unpaid earned dividends.

    A summary of earned surplus and other equities is as follows:

                                                                        August 31
                                                                  1997
1998
                                                                  (Amounts in
Thousands)
Earned surplus............................................    $    257,044
$    249,108
Patronage refund payable in equities......................          68,079
35,528
Capital credits...........................................          30,879
19,694
Equity issuable for the purchase of SF Services, Inc......              -0-
26,323
Additional paid-in surplus................................           1,616
1,596
Currency translation adjustment...........................              43
64

                                                              $    357,661
$    332,313





          Patronage refunds payable in equities represent the portion of patronage refunds payable from 1998 earnings, in the form of common shares, associate member common shares and capital credits.

      In July 1998, the Company acquired all of the common stock of SF Services, Inc. ("SF Services") in exchange for $26.3 million in Farmland equity, $2.8 in cash and warrants which, when exercisable, may be exchanged for $21.7 million in Farmland equity. The right to exercise the warrants is contingent on the achievement of a specified minimum volume of business done by the holder with Farmland. SF Services operated as a regional farm supply cooperative, serving local cooperative members in Arkansas, Mississippi, Louisiana and Alabama.

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

          Additional paid-in surplus results from members donating Farmland equity to Farmland.
(9) CONTINGENT LIABILITIES AND COMMITMENTS

   The Company leases various equipment and real properties under long-term operating leases. For 1996, 1997 and 1998, rental expense totaled $42.1 million, $53.9 million and $64.3 million, respectively. Rental expense is reduced for sublease income, primarily mileage credits received on leased railroad cars ($1.4 million in 1996, $5.4 million in 1997 and $1.1 million in 1998).


          The lease agreements have various remaining terms ranging from one year to fourteen years. Some agreements are renewable, at the Company's option, for additional periods. The minimum required payments for these agreements during the fiscal years ending August 31 are as follows:

                                         (Amounts in Thousands)
                1999...........................$  57,543
                2000...........................   56,354
                2001...........................   48,034
                2002...........................   42,795
                2003...........................   16,293
                2004 and after.................   62,712

                                               $  283,731
          Commitments for capital expenditures and investments in joint ventures aggregated $44.1 million at August 31, 1998.

          The Company has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites. In addition, the Company is aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. The Company's accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $16.9 million and $14.4 million at August 31, 1997 and 1998, respectively.

          The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably estimable at August 31, 1998. In the opinion of management, it is reasonably possible for such costs to approximate an additional $19.2 million.

          In the ordinary course of conducting international grain trading, Tradigrain, as of August 31, 1998, was contingently liable in the amount of $63.9 million of performance and bid bonds, guarantees and letters of credit.

  In December 1997, the Company entered into a series of agreements which
provide for the construction and operation under a long-term lease of facilities adjacent to the Company's petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed (presently scheduled for early in fiscal 2000), Farmland will be obligated to make future minimum lease payments which, at that time, will have an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities. The Company's subordinated debt securities are subordinated in right of payment to the future lease obligations. In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities and, upon payment of such amount, Farmland would receive title to the assets.
          The Company is involved in various lawsuits arising in the normal course of business. In the opinion of management, except for the tax litigation relating to Terra as explained in Note 6, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on the Company's Consolidated Financial Statements.
(10) EMPLOYEE BENEFIT PLANS
          The Farmland Industries, Inc. Employee Retirement Plan (the "Plan") is a defined benefit plan in which substantially all employees of the Company who meet minimum age and length-of-service requirements are eligible to participate. Benefits payable under the Plan are based on years of service and the employee's average compensation during the highest four of the employee's last ten years of employment.
          The assets of the Plan are maintained in a trust fund.
The majority of the Plan's assets are invested in domestic and foreign common stocks, corporate bonds, United States Government securities, short-term investment funds, private REITS and Venture Capital funds.
          The Company's funding strategy is to make the maximum annual contribution to the Plan's trust fund that can be deducted for federal income tax purposes. The Company charges pension cost as accrued based on actuarial valuation of the Plan.

      Components of the Company's pension cost are as follows:
                                                                                  Year Ended August 31
                                                                          1996            1997
1998
                                                                                 (Amounts in
Thousands)
Service cost - benefits earned during the period...................    $   10,886      $   11,333
$    12,013 Interest cost on projected benefit obligation......................   18,843
19,816          21,403
Actual return on Plan assets.......................................       (46,630)        (37,816)
(52,300)
Net amortization and deferral......................................        24,634          12,252
24,315

Pension expense....................................................    $    7,733      $    5,585
$     5,431





          At August 31, 1996 and 1997 the discount rate, the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations and the expected long-term rate of return on assets were 8.0%, 4.5% and 8.5%, respectively, and at August 31, 1998 were 7.25%, 4.5% and 9.0%, respectively.

          The following table sets forth the Plan's funded status and amounts recognized as assets in the Company's Consolidated Balance Sheets at August 31, 1997 and 1998. Such prepaid pension cost is based on the Plan's funded status as of May 31, 1997 and 1998.

                                                                                   August 31
                                                                            1997
1998
                                                                             (Amounts in
Thousands)
Actuarial present value of benefit obligations:
  Vested benefits....................................................  $    196,063        $
226,175
  Nonvested benefits.................................................        16,730
30,847

  Accumulated benefit obligation.....................................  $    212,793        $
257,022
  Increase in benefits due to future compensation increases..........        51,730
85,526

  Projected benefit obligation.......................................  $    264,523        $
342,548
  Estimated fair value of Plan assets................................       331,822
385,112

  Plan assets in excess of projected benefit obligation..............  $     67,299        $
42,564
  Unrecognized net (gain) loss from past experience different from that assumed and effects of changes
     in assumptions..................................................       (15,405)
5,387
  Unrecognized prior service cost....................................           621
414

Prepaid pension cost at end of year..................................  $     52,515        $
48,365





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

   The Company's farm supply operations consist of three principal product divisions: petroleum, crop production and feed. Principal products of the petroleum division are refined fuels, propane, jet fuels and by-products of petroleum refining. Principal products of the crop production division are nitrogen-based and phosphate-based fertilizers and, through the Company's ownership in the WILFARM, LLC and Omnium L.L.C. joint ventures, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.

          On the output side, the Company's processing and marketing operations include the processing of pork and beef; the marketing of fresh pork, processed pork and fresh beef; livestock production; and the storage and marketing of grain.

          Other operations primarily includes computer, financial, management, printing and transportation services.


          The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable and allocated expenses. In computing operating income (loss) of industry segments, none of the following items has been added or deducted: interest expense, interest income, other income (deductions) or corporate expenses (included in the statements of operations as selling, general and administrative expenses), which cannot practicably be identified or allocated by industry segment. Corporate assets include cash, investments in other cooperatives, the Company's corporate headquarters and certain other assets.
          Following is a summary of industry segment information as of and for the years ended August 31, 1996, 1997 and 1998.

                                                                                            Unallocated Farm
                               Supply                      Marketing                        and Inter-
                                  Crop                   and Processing          Other       Segment
                 Petroleum     Production    Feed      Foods          Grain     Operations  Eliminations
Consolidated
                                                          (Amounts in Thousands)
1996
Sales to
  unaffiliated
  customers.........$1,058,258  $1,336,307   $569,869  $3,227,652     $3,468,686   $ 127,815    $     -0-
$ 9,788,587

Transfers between
  segments..........     7,895      16,392     13,672      40,042         72,819      56,061     (206,881)         -0-
Total sales and
  transfers.........$1,066,153  $1,352,699   $583,541  $3,267,694     $3,541,505   $ 183,876    $(206,881)
$ 9,788,587

Operating income
  (loss) of industry
  segments..........$    4,766  $  178,861   $ 12,915  $   65,077     $  (18,234)  $  (2,933)              $   240,452

Equity in net income
  (loss) of
  investees
  (Note 3)..........       (98)     41,899        382         -0-            (10)     (1,081)                   41,092

Combined operating
  income (loss) and
                              equity in net
  income (loss) of investees of
industry segments.0    4,668  $  220,760     $ 13,297  $   65,077     $  (18,244)  $  (4,014)
$ 281,544
General corporate
  expenses..........                                                                                           (92,883)
Other corporate
  income............                                                                                            29,340

Interest expense....                                                                                           (62,445)

Minority interest...                                                                                            (7,383)

Income tax expense..                                                                                           (21,755)

Net income..........

$ 126,418

Identifiable assets at
  August 31, 1996...$  433,352  $  438,559   $107,267  $  618,122     $  455,044   $ 102,278
$ 2,154,622
Investment in and
  advances to
  investees.........$      611  $  136,959   $  3,399  $       18     $      468   $   7,016               $   148,471

Corporate assets....                                                                                           265,353
Total assets........                                                                                       $ 2,568,446
Provision for
  depreciation and
  amortization......$   11,024  $   16,797   $  4,625  $   27,977     $    5,010   $   5,227    $   7,081
$  77,741

Capital expenditures
  (Including $29.9
  million of capital
  assets of
  businesses
  acquired).........$   42,075  $   37,296   $  5,083  $   60,725     $    6,643   $  19,044    $  27,342
$ 198,208

1997

Sales to
unaffiliated
  customers.........$1,331,786  $1,263,566   $618,000  $3,566,100     $2,238,695   $ 129,360    $     -0-
$ 9,147,507

Transfers between
  segments..........     5,153      15,752     18,134      61,885        160,313      53,668     (314,905)         -0-

Total sales and
  transfers.........$1,336,939  $1,279,318   $636,134  $3,627,985     $2,399,008   $ 183,028    $(314,905)
$ 9,147,507

Operating income
  (loss) of industry
  segments..........$   36,266  $  160,036   $  6,643  $   46,320     $    6,819   $  (7,821)              $   248,263

Equity in net income
  of investees
  (Note 3)..........       101      41,213        342         -0-            241         211                    42,108

Combined operating
  income (loss) and
                              equity in net
  income (loss) of investees of
industry segments.$   36,367  $  201,249     $  6,985  $   46,320     $    7,060   $  (7,610)
$ 290,371
General corporate
  expenses..........                                                                                           (90,957)
Other corporate
  income............                                                                                            27,835

Interest expense....                                                                                           (62,335)

Minority interest...                                                                                            (8,584)

Income tax expense..                                                                                           (20,907)

Net income..........

$ 135,423

Identifiable assets at
  August 31, 1997...$  449,045  $  465,014   $107,536  $  647,395     $  494,176   $  88,936
$ 2,252,102

Investment in and
  advances to
  investees.........$      706  $  158,549   $  3,185  $       18     $    3,901   $  11,635               $   177,994

Corporate assets....                                                                                           215,216

Total assets........                                                                                       $ 2,645,312

Provision for
  depreciation and
  amortization......$   13,828  $   17,705   $  4,959  $   33,353     $    4,934   $   7,649    $   7,923
$  90,351

Capital expenditures
  (Including $3.5
  million of capital
  assets of
  businesses
  acquired).........$   22,599  $   78,728   $  2,278  $   38,106     $    2,591   $  12,172    $   5,696
$ 162,170

1998

Sales to
  unaffiliated
  customers.........$1,136,928  $1,157,843   $549,732  $3,656,341     $2,131,999   $ 142,203    $     -0-
$ 8,775,046

Transfers between
  segments..........     4,162       4,396     20,889      62,493        101,002      70,053     (262,995)         -0-

Total sales and
  transfers.........$1,141,090  $1,162,239   $570,621  $3,718,834     $2,233,001   $ 212,256    $(262,995)
$ 8,775,046

Operating income
  (loss) of industry
  segments before
  inventory adjustment
  to market.........$   27,979  $   48,135   $ 10,960  $   55,356     $   30,411   $  (4,523)
$ 168,318

Inventory adjustment
  to market.........   (27,593)        -0-        -0-         -0-            -0-         -0-                   (27,593)

Operating income
  (loss) of industry
  segments..........       386      48,135     10,960      55,356         30,411      (4,523)                  140,725

Equity in net income
  (loss) of
  investees
  (Note 3)..........       270      46,936      1,055         -0-          2,510       2,445                    53,216

Combined operating
  income (loss) and
  equity in net
  income of
  investees of
  industry segment..$      656  $   95,071   $ 12,015  $   55,356     $   32,921   $  (2,078)
$ 193,941

General corporate
  expenses..........                                                                                           (97,179)

Other corporate
  income............                                                                                            35,697

Interest expense....                                                                                           (73,645)

Minority interest...                                                                                            (6,956)

Income tax benefit..                                                                                             6,912

Net income..........

$  58,770

Identifiable assets at
  August 31, 1998...$  431,900  $  510,357   $ 91,537  $  613,633     $  522,268   $ 238,187
$ 2,407,882

Investment in and advances to
investees.........$    1,087  $  150,676   $  7,308  $        -0-     $   18,245   $  18,790
$   196,106
Corporate assets....
208,786
Total assets........
$ 2,812,774
Provision for
  depreciation and
  amortization......$   14,609  $   23,384   $  4,500  $   33,745     $    5,036   $   8,933    $  11,626
$   101,833

Capital expenditures
  (including $45.4
  million of capital
  assets of
  businesses
  acquired          $   25,939  $   28,513   $  5,623  $   38,988     $    4,002   $  47,661    $   3,503
$   154,229







       Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                                            Year Ended August 31
                                                 1996                1997                1998
                                                           (Amounts in Thousands)
Asia.................................        $     705,905       $     549,404       $     474,721
Latin and South America..............              695,404             441,912
485,004
Canada...............................               61,217              53,567
60,341
Other................................              527,770             308,412
280,722

Total................................        $   1,990,296      $   1,353,295       $
1,300,788






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

                                                       August 31, 1997                     August 31,
1998
                                                  Carrying                            Carrying
                                                   Amount          Fair Value          Amount
Fair Value

                                                                     (Amounts in Thousands)
FINANCIAL ASSETS:
Investments:
National Bank for Cooperatives..............  $    20,958       $      ****       $    16,554      $
                                  ****
  Other cooperatives:
    Equities..................................  $    27,871       $      ****       $    27,150       $
    **** Notes receivable..........................  $    15,714       $    15,010       $    11,962
    $    11,557
FINANCIAL LIABILITIES:
Subordinated capital investment certificates
and subordinated monthly
income certificates...........................  $   (373,039)     $   (376,891)     $   (406,408)     $
(424,269)




****Investments in National Bank for Cooperatives and other cooperatives' equities which have been purchased are carried at cost and equities received as patronage refunds are carried at par value, less provisions for other than temporary impairment. The Company believes it is not practicable to estimate the fair value of these equities because there is no established market for these equities and estimated future cash flows, which are largely dependent on the future equity redemption policy of each cooperative, are not determinable.

          The estimated fair value of notes receivable has been estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

          The estimated fair value of the subordinated debt certificates was calculated using a discount rate equal to the interest rate on subordinated debt certificates with similar maturities currently offered for sale by the Company. The Company's other debt borrowings are at short-term variable rates and the carrying amounts approximate the fair market values.


(14) RELATED PARTY TRANSACTIONS

          The Company has a 50% interest in two manufacturers of phosphate products and a manufacturer of nitrogen products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem Limited, a 50% interest in a distributor of crop protection products, WILFARM, LLC, a 50% interest in a manufacturer and distributor of crop protection products, Omnium, LLC and a 50% interest in OneSystem Group, LLC ("OSG") which is an information technology service. During 1998, the Company entered into agreements with ConAgra, Inc. to form two 50% owned ventures, Concourse Grain, LLC, a grain marketer and Farmland-Atwood, LLC, a provider of grain merchandising and support services.

          During 1996, 1997 and 1998, the Company purchased $117.4 million, $131.9 million and $231.5 million, respectively, of products and services from these ventures. The Company had accounts payable of $10.0 million and $5.9 million due to these ventures at August 31, 1997 and 1998, respectively, and a note payable due to a venture of $17.1 million at August 31, 1998. Accounts receivable owed to the Company at August 31, 1998 totaled $22.3 million and a notes receivable due from these ventures totaled $8.9 million and $35.0 million at August 31, 1997 and 1998, respectively.
 (15)     OTHER INCOME
          During 1998, the Company sold: (1) an approximate 3.8% interest in FNBPC, resulting in a gain before income taxes of $7.2 million; and (2) all of its interest in Cooperative Services Company, formerly a wholly-owned subsidiary, resulting in a gain before income taxes of $2.2 million.
          In May 1996, the Company sold its interest in a communications joint venture, Broadcast Partners. The sale resulted in a gain before income taxes of $10.9 million.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND
      FINANCIAL DISCLOSURE
   None.


                              PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors of Farmland are as follows:
                                                  Expiration Total
Years
                       Age as of    Positions     of Present  of
Service
                      August 31,     Held With     Term as     as Board
    Name                 1998        Farmland      Director     Member  Business Experience During
Last Five Years

Albert J. Shivley         55    Chairman of the   1998        14      General Manager--American Pride
Co-op
                                     Board                            Association, Brighton, Colorado,
a local
                                                                      cooperative association of
                                                                      farmers and ranchers.

H. D. Cleberg             59     President and    2000        8       Mr. Cleberg has been with
Farmland since
                                Chief Executive                       1968.  He was named as president-
elect in
                                    Officer                           February 1991 and became
President in April
                                                                      1991.  His tenure includes
                                                                      senior leadership positions in
                                                                      all of Farmland's input and
                                                                      output businesses and in
                                                                      corporate areas responsible for
                                                                      transportation and logistics,
                                                                      sales, marketing and research.

Jody Bezner               57     Vice Chairman    2000        7       Producer--Texline, Texas.  Mr.
Bezner serves
                                    and Vice                          as President of Dalhart
Consumers Fuel
                                   President                          Association, Inc., Board of
Directors,
                                                                      Dalhart, Texas, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.

Lyman Adams, Jr.          47                      1998        6       General Manager--Cooperative
Grain and
                                                                      Supply, Hillsboro, Kansas, a
                                                                      local cooperative association of
                                                                      farmers and ranchers.
Ronald J. Amundson        54                      2000        10      General Manager--Central Iowa
Cooperative,
                                                                      Jewell, Iowa, a local
cooperative

                                                                      association of farmers and
ranchers.
Baxter Ankerstjerne       62                      1999        8       Producer--Peterson, Iowa.
                                                                      From 1988 to 1997, Mr.
                                                                      Ankerstjerne served as Chairman
                                                                      of the Board of Directors of
                                                                      Farmers Cooperative Association,
                                                                      Marathon, Iowa.

Richard L. Detten         64                      1999        11      Producer--Ponca City, Oklahoma.

Steven Erdman             48                      1998        6       Producer--Bayard, Nebraska.
                                                                      Mr. Erdman serves as Secretary,
                                                                      Panhandle Co-op, Scottsbluff,
                                                                      Nebraska, a local cooperative
                                                                      association of farmers and
                                                                      ranchers.

Harry Fehrenbacher        50                      1999        2       Producer--Newton, Illinois.
                                                                      Mr. Fehrenbacher serves as
                                                                      President of the Board of
                                                                      Directors of Effingham Equity,
                                                                      Effingham, Illinois, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.

Martie Floyd              50                      2000        1       Producer--Johnson, Kansas.  Mr.
Floyd serves
                                                                      as Secretary of the Board of
                                                                      Directors of Johnson Cooperative
                                                                      Grain Co, Inc., Johnson, Kansas,
                                                                      a local cooperative association
                                                                      of farmers and ranchers.

Warren Gerdes             50                      1998        5       General Manager--Farmers
Cooperative
                                                                      Elevator Company, Buffalo Lake,
                                                                      Minnesota, a local cooperative
                                                                      association of farmers and
                                                                      ranchers.

Ben Griffith              49                      1998        9       General Manager--Central
Cooperatives, Inc.,
                                                                      Pleasant Hill, Missouri, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.

Gail D. Hall              56                      2000        10      General Manager--Lexington
Cooperative Oil
                                                                      Company, Lexington, Nebraska, a
                                                                      local cooperative association of
                                                                      farmers and ranchers.

Barry Jensen              53                      1999        8       Producer--White River, South
Dakota.
                                                                      Mr. Jensen currently serves as a
                                                                      Director, of Dakota Pride
                                                                      Cooperative, Winner, South
                                                                      Dakota, a local cooperative
                                                                      association of farmers and
                                                                      ranchers.

Ron Jurgens               60                      1998        3       General Manager-Agri Co-op in
Holdrege,
                                                                      Nebraska, a local cooperative
                                                                      association of farmers and
                                                                      ranchers.

William F. Kuhlman        49                      1999        2       Producer--Oakley, Kansas.  Mr.
Kuhlman
                                                                      serves on the Boards of
                                                                      Directors of Kansas Retail
                                                                      Venture Group.  Formerly, he was
                                                                      President and CEO of Cooperative
                                                                      Agricultural Services, Inc.,
                                                                      Oakley, Kansas and General
                                                                      Manager of Menlo-Rexford
                                                                      Cooperative, local cooperative
                                                                      associations of farmers and
                                                                      ranchers.

Greg Pfenning             49                      2000        6       Producer--Hobart, Oklahoma.
Director of The
                                                                      Farmers Cooperative Association,
                                                                      Hobart Oklahoma, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.
Monte Romohr              45                      1999        8       Producer--Gresham, Nebraska Mr.
Romohr
                                                                      serves as a Director of Farmers
                                                                      Co-op Business Association,
                                                                      Shelby, Nebraska, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.
Joe Royster               46                      1999        5       General Manager--Dacoma Farmers
Cooperative,
                                                                      Inc., Dacoma, Oklahoma, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.

E. Kent Stamper           52                      1999        2       Producer--Plainville, Kansas.
Mr. Stamper
                                                                      serves as Director and Vice
                                                                      President of the Board of
                                                                      Directors of Midland Marketing
                                                                      Coop, Hays, Kansas, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.  He is a
                                                                      member of the Director
                                                                      Development Committee of the
                                                                      Kansas Cooperative Council

Eli F. Vaughn             49                      2000        1       General Manager--Farmers
Cooperative
                                                                      Company, Afton, Iowa, a local
                                                                      cooperative association of
                                                                      farmers and ranchers.

Frank Wilson              50                      1998        3       General Manager-Elkhart Farmers
Co-op
                                                                      Association, Elkhart, Texas, a
                                                                      local cooperative
 association of
                                                                      farmers and ranchers.

Board of Directorsr(Cont'd)ected for a term of three years by the shareholders of Farmland at its annual meeting. The expiration dates for such three-year terms are sequenced so that about one-third of the Board of Directors is elected each year. H. D. Cleberg is serving as director-at-large; the remaining 21 directors were elected from nine geographically defined districts. The executive committee consists of Ronald Amundson, Ben Griffith, Jody Bezner, Monte Romohr, Albert Shivley and H. D. Cleberg. With the exception of H. D. Cleberg, President and Chief Executive Officer, members of the executive committee serve as chairmen of standing committees of the Board of Directors as follows: Ronald Amundson, corporate responsibility committee; Ben Griffith, audit committee; Jody Bezner, compensation committee; Monte Romohr, finance committee; and Albert Shivley, nominating committee.

   The executive officers of Farmland are as follows:
BoardLof Directors (Cont'd)

                   Age as of
                   August 31,
Name                  1998             Principal Occupation and Other Positions
J. F. Berardi          55   Executive Vice President and Chief Operating Officer, Grain and Grain
Businesses -
                               Mr. Berardi joined Farmland in March 1992, serving as Executive Vice
                               President and Chief Financial Officer.  He was appointed to his present position in July 1996.
T. M. Campbell          48   Executive Vice President and Chief Financial Officer - Mr. Campbell
joined Farmland
                               in August 1992, serving as Vice President and Treasurer.  He was appointed to his present position in August 1996.
H. D. Cleberg           59   President and Chief Executive Officer - Mr. Cleberg has been with
Farmland since
                               1968.  He was appointed to his present position effective April 1991.
                               Prior to April 1991 Mr. Cleberg held senior leader positions in all of
                               Farmland's input and output businesses and in corporate areas responsible for transportation and logistics, sales, marketing and research.
G. E. Evans            54   Executive Vice President and Chief Operating Officer, Meats Group - Mr.
                                Evans has
                               been with Farmland since 1971.  He was appointed to his present position in July 1997. He held the same position in the Meat and
                               Livestock Businesses from September 1995 until July 1997.  From
                               January 1992 to September 1995 he served as Senior Vice President,
                               Agricultural Production Marketing/Processing.
R. W. Honse            55   Executive Vice President and Chief Operating Officer, Ag Input Businesses
                                  - Mr.
                               Honse has been with Farmland since 1983.  He was appointed to his present position
                               in September 1995.  From January 1992 to September 1995, he served as Executive Vice President, Agricultural Inputs Operations.
B. L. Sanders           57   Senior Vice President and Corporate Secretary - Dr. Sanders has been with Farmland since 1968.  He was appointed to his present position in September 1991.  From April 1990 to September 1991 he served as
                               Vice President, Strategic Planning and Development.

Board of Directors (Cont'd)


ITEM 11.    EXECUTIVE COMPENSATION

          The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to the Company in all capacities during 1996, 1997 and 1998.
Board of Directors (Cont'd)

                                               Long-Term Annual Compensation
                                               Compensation
                                                                      Employee
                                         Year                         Variable
                                        Ending                      Compensation         LTIP
Name and Principal Position           August 31      Salary             Plan
Payouts
Board of Directors (Cont'd)
H. D. Cleberg,                       1996        $     497,713     $   356,485     $
1,296,482
President and                        1997        $     540,292     $   469,954     $     514,999
Chief Executive Officer              1998        $     578,878     $   213,564     $     400,436

G. E. Evans,                         1996        $     298,848     $   216,121     $     648,241
Executive Vice President and         1997        $     317,568     $   245,352     $     257,499
Chief Operating Officer              1998        $     333,456     $   110,144     $     200,218
Meats Group

R. W. Honse,                         1996        $     303,364     $   216,121     $     648,241
Executive Vice President and         1997        $     322,125     $   245,352     $     257,499
Chief Operating Officer              1998        $     347,328     $   110,144     $     200,218
Ag Input Businesses

J. F. Berardi,                       1996        $     244,770     $   154,372     $     549,204
Executive Vice President and         1997        $     286,814     $   245,352     $     243,194
Chief Operating Officer,             1998        $     326,016     $   110,144     $     200,218
Grain and Grain Businesses

T. M. Campbell                       1996        $     154,232     $    90,050     $     205,576
Executive Vice President and         1997        $     197,973     $   170,382     $     116,828
Chief Financial Officer              1998        $     211,824     $    63,739     $     123,282


[FN]



          An Annual Employee Variable Compensation Plan, a Management Long-Term Incentive Plan ("LTIP") and an Executive Deferred Compensation Plan have been established by the Company to meet the competitive salary programs of other companies and to provide a method of compensation which is based on the Company's performance.

          Under the Company's Annual Employee Variable Compensation Plan, all regular salaried employees' total compensation is based on a combination of base and variable pay. The variable compensation award is dependent upon the employee's position, the performance of the Company for the fiscal year or the selected performance criteria of the operating unit where the individual is employed. Variable compensation is awarded only in years that the Company achieves a threshold performance level as approved each year by the Board of Directors. The Company intends for its total cash compensation (base plus variable) to be competitive, recognizing that in the event the Company fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates. This system of variable compensation allows the Company to keep its fixed costs (base salaries) lower and only increase payroll costs consistent with the Company's ability to pay.
Distributions under this plan are made annually after the close of each fiscal year.

     Under the Management Long-Term Incentive Plan, selected management employees of the Company are paid cash incentive amounts determined by a formula which takes into account the position held and the aggregate income of the Company over periods specified in the plan. Periods covered by the Management Long-Term Incentive
Plan are: 1997 through 1999 ("1999 Plan"), 1998 through 2000 ("2000
Plan") and 1999 through 2001 ("2001 Plan"). For each plan, if the aggregate income is less than the Threshold or if the sum of the cash returned to members as patronage refunds, redemptions under the base capital plan, estate settlement plans and special allocated equity redemptions is less than the amount specified for the 1999 Plan, the 2000 Plan and the 2001 Plan, respectively, subject to the following paragraph, no payment will occur with respect to such plan.

          The Board of Directors may, in its sole discretion, amend or discontinue, adjust or cancel any award otherwise payable under the Management Long-Term Incentive Plan, should the Company incur a loss in the final year of any plan. In addition, the Board of Directors may impact the payout amount of a plan by approving for inclusion or exclusion in the calculation of performance, the effects of extraordinary events occurring during a plan period.

          Subject to the preceding paragraph, if aggregate income equals or exceeds the Threshold and the cash returned to members equals or exceeds the specified amounts, then .83% of aggregate income of the three year plan period is made available to pay incentive awards. In general, participants must be active employees of the Company at the end of a plan in order to receive payment of the award with respect to such plan. Absent a significant change in their status, in which event such percentages may be adjusted, of the amount made available to pay incentives, Messrs. Cleberg, Evans, Honse, Berardi and Campbell will receive at least 11.2%, 5.6%, 5.6%, 5.6% and 4.0%, respectively, for the 1999 Plan, the 2000 Plan and the 2001 Plan.

          Under the Company's Management Long-Term Incentive Plan for the 1999 Plan, the 2000 Plan and the 2001 Plan, certain management employees, including those executives set forth below, may be eligible for future awards, contingent on satisfying the terms and conditions of the Plan as set forth above.

                                                                   Estimated Future Payouts Under Non-Stock
       (A)                 (B)                    (C)                           Price Based Plans
                    Number of Shares,    Performance or Other
                     Units or Other     Period Until Maturation        (D)               (E)             (F)
       Name            Rights (1)              or Payout            Threshold        Target (2)      Maximum (2)

                                                                             (Amounts in Thousands)
H. D. Cleberg                                 1997 - 1999            $   503
                                              1998 - 2000                463
                                              1999 - 2001                460

G. E. Evans                                   1997 - 1999            $   251
                                              1998 - 2000                232
                                              1999 - 2001                230

R. W. Honse                                   1997 - 1999
$   251
                                              1998 - 2000                232
                                              1999 - 2001                230

J. F. Berardi                                 1997 - 1999
$   251
                                              1998 - 2000                232
                                              1999 - 2001                230

T. M. Campbell                                1997 - 1999
$   179
                                              1998 - 2000                165
                                              1999 - 2001                164



(1) Rights in the incentive pool are expressed as a minimum percentage BoardooftDirectorsp(Cont'd)

(2) The plan does not specify a target or maximum payment.
Payouts are
    only made when income over the three year plan period reaches the threshold amount, and then the amount available for payment is a fixed percentage of total income.

          The Company's Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their variable and incentive compensation. The amount to be deferred and the period for deferral\ is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period,retirement, disability or death. The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by the Company on any subordinated debt certificate sold during the year. Payment of an employee's account balance shall, at the employee's election, be a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the years 1996, 1997 and 1998 are included in the cash compensation table.

          The Company established the Farmland Industries, Inc.
Employee
Retirement Plan (the "Plan") in 1986 for all employees whose customary employment is at the rate of at least 1,000 hours per year. Participation in the Plan is optional prior to age 34,but mandatory thereafter. Approximately 7,410 active and 8,670 inactive employees were participants in the Plan on August 31, 1998. The Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 65, or a reduced income beginning as early as age 55. The Plan also contains provisions for death and disability benefits. The Plan has been determined qualified under the Internal Revenue Code. The Plan is administered by a committee appointed by the Board of Directors and all funds of the Plan are held by a bank trustee in accordance with the terms of the trust agreement. It is the present intent to continue this plan indefinitely. The Company's funding strategy is to make the maximum annual contributions to the Plan's trust fund that can be deducted for federal income tax purposes. Company contributions made to the Plan for the years ended August 31, 1996, 1997 and 1998 were $12.2 million, $-0- million and $ 1.7 million, respectively.

          Payments to participants in the Plan are based upon length of participation and compensation reported to the Plan for the four highest of the last ten years of employment. Compensation for this purpose includes base salary and compensation earned under the Company's Annual Employee Variable Compensation Plan discussed above. However, at the present time, the maximum compensation (per participant) which may be covered by a qualified pension plan is limited to $160,000 annually and the maximum retirement benefit which may be paid by such plan is limited to $130,000 annually by the Internal Revenue Code ("IRC").
          The Company established the Farmland Industries, Inc. Supplemental Executive Retirement Plan ("SERP") effective January 1, 1994. The SERP is intended to supplement the retirement income of executive participants in the Farmland Industries, Inc. Employee Retirement Plan whose retirement benefit is reduced because of the limitation of the IRC on the amount of annual salary which can be included in the computation of retirement income (currently $160,000) or the amount of annual retirement benefit which may be paid by a qualified retirement plan (currently $130,000).

           Board of Directors has appointed an Administrative Committee to administer the SERP. The Company purchased cash value life insurance polices on the lives of certain plan participants to recover its cost of providing benefits under the SERP. The Company owns these insurance policies and has the sole right to name policy beneficiaries. The total SERP premiums charged to operations for the years ended August 31, 1996, 1997 and 1998 were $0.6 million, $0.6 million and $0.6 million, respectively.

          The Company's obligation to pay supplemental retirement benefits under the SERP is limited to the aggregate cash value of the life insurance policies designated by the Administrative Committee as policies of the SERP. Under this plan, each Participant's payment shall be reduced if the benefit payments to be made, when added to all prior benefit payments made from this Plan, are greater than the sum of (a) the total cash value, on August 31 of the preceding year, of the policies designated by the Administrative Committee and (b) any previous reductions in cash value caused by withdrawals from the policies by the Corporation.

          The following table sets forth, for compensation levels up to $160,000 the estimated annual benefits payable at age 62 for members of the Retirement Plan, which benefits are not reduced by virtue of Social Security payments. The following table also sets forth, for compensation levels exceeding $160,000, the combined estimated annual benefits payable under the Retirement Plan and SERP for each of the first 10 years following retirement (no SERP payouts are to be made after 10 years) assuming: retirement occurs on or after age 62; the portion of the employee's benefit lost (due to the IRC limitations) which would have been provided by the employer's contribution to the Retirement Plan is 85%; the employee lives for 10 years after retirement; and the cash value of life insurance policies designated (see above) as SERP policies do not cause the aggregate payments under the SERP to be reduced.

         Final Average                                 Years of
Service
             Wage                   15                      20                    25                  30                    35
           <s
           100,000       $        26,250       $        35,000       $        43,750       $        52,500       $        61,250
           125,000                32,812                43,750                54,687                65,625                76,563
           150,000                39,375                52,500                65,625                78,750                91,875
           200,000                47,950                63,933                79,917                95,900               111,883
           250,000                55,388                73,850                92,313               110,775               129,238
           300,000                62,825                83,767               104,708               125,650               146,592
           350,000                70,263                93,683               117,104               140,525               163,946
           400,000                77,700               103,600               129,500               155,400               181,300
           450,000                85,138               113,517               141,896               170,275               198,654
           500,000                92,575               123,433               154,292               185,150               216,008
           600,000               107,450               143,267               179,083               214,900               250,717
           700,000               122,325               163,100               203,875               244,650               285,425
           800,000               137,200               182,933               228,667               274,400               320,133
           900,000               152,075               202,767               253,458               304,150               354,842
         1,000,000               166,950               222,600               278,250               333,900               389,550
         1,100,000               181,825               242,433               303,042               363,650               424,258
         1,200,000               196,700               262,267               327,833               393,400               458,967
         1,300,000               211,575               282,100               352,625               423,150               493,675
         1,400,000               226,450               301,933               377,417               452,900               528,383
         1,500,000               241,325               321,767               402,208               482,650               563,092


          The following table sets forth the credited years of service for certain executive officers of the Company at August 31, 1998.
                          Name                    Years of Creditable Service
                        H. D. Cleberg                             33
                        G. E. Evans                               24
                        R. W. Honse                               24
                        J. F. Berardi                              6
                        T. M. Campbell                             6





COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of the Company or any of its subsidiaries, served as members of the Company's compensation committee during 1998: Messrs. Jody Bezner, Lyman Adams, Harry Fehrenbacher, Barry
Jensen and Joe Royster. Mr. Bezner has served as Vice Chairman and Vice President of the Board of the Company from December 1997 to the current date. No executive officer of the Company (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of the Company, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of the Company, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

          Directors' compensation consists of payment of three hundred dollars ($300.00) per day of Farmland business (including,for example, board and committee meetings and other similar activities), plus reimbursement of necessary expenses incurred in connection with their official duties. In addition, annual retainers of $30,000 for the Chairman; $25,000 for each member of the Executive Committee, other than the Chairman and President;
and $20,000 for all other directors are paid.

ITEM 12.  EQUITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          Farmland's equity consists of preferred shares, common shares, associate member common shares and capital credits. Only the common shares have voting rights.

    At August 31, 1998, no person was known by Farmland to be the beneficial owner of more than five percent of Farmland's common shares.

          At August 31, 1998, the directors and executive officers of Farmland, neither individually nor as a group, beneficially owned in excess of one percent of any class of Farmland's equity.


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

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

(A)  Listing of Financial Statements, Financial Statement Schedules

     and Exhibits (1)  FINANCIAL STATEMENTS

           Consolidated Balance Sheets, August 31, 1997 and 1998

           Consolidated Statements of Operations for each of the years in the three-year period ended
           August 31, 1998


           Consolidated Statements of Cash Flows for each of the years in the three-year period ended
           August 31, 1998


           Consolidated Statements of Capital Shares and

           Equities for each of the years in the three-

           year period ended August 31, 1998

           Notes to Consolidated Financial Statements





  (2) FINANCIAL STATEMENTS

     All schedules are omitted as the required information is
                           inapplicable
   or the information is presented in the Consolidated Financial
                            Statements
  or related notes.

  (3)     EXHIBITS          179


Exhibit No. Description of Exhibits


        ARTICLES OF INCORPORATION AND BYLAWS:

   3.(i)A    Articles of Incorporation and Bylaws of Farmland
      Industries, Inc. effective December 5, 1996. (Incorporated by Reference - Form 10-Q, filed January 14, 1997)

  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
      INDENTURES*:

   4.(i)A    Form of Trust Indenture with UMB Bank, National
      Association, providing for issuance of unsubordinated debt securities, including form of Demand Loan Certificates. (Incorporated by Reference - Form S-1, No. 33-40759, effective December 31, 1997)

   4.(i)B    Form of Trust Indenture with Commerce Bank, National
      Association, providing for issuance of subordinated debt securities, including forms of Ten-Year Bond, Series A, Ten-Year Bond, Series B, Five-Year Bond, Series C, Five-Year Bond, Series D, Ten-Year Monthly Income Bond, Series E, Ten-Year Monthly Income Bond, Series F, Five-Year Monthly Income Bond, Series G and Five-Year Monthly Income Bond, Series H. (Incorporated by Reference - Form S-1, No. 33-40759, effective December 31, 1997)

   4.(i)C Certificate of Designation for a Series of Preferred
      Shares Designated as 8% Series A Cumulative Redeemable Preferred Shares, dated December 19, 1997. (Incorporated by Reference - Form S2, filed April 3, 1998)
                             180
   4(.ii)A   Syndicated Credit Facility between Farmland Industries,
      Inc. and various banks dated May 15, 1996, (Incorporated by Reference - Form 10-Q filed July 15, 1996)

        MATERIAL CONTRACTS:
        MANAGEMENT REMUNERATIVE PLANS:

 10.(iii)A  Employee Variable Compensation Plan (September 1, 1998 -
                             August 31,
      1999)

  10.(iii)B  Farmland Industries, Inc. Management Long-Term
      Incentive Plan (Incorporated by Reference - Form 10-K, filed November 7, 1997)

      10.(iii)B(1)     Exhibit E (Fiscal years 1997 through 1999)
      (Incorporated by Reference - Form 10-K, filed November 7,
      1997)


      10.(iii)B(2)     Exhibit F (Fiscal years 1998 through 2000)
      (Incorporated by Reference - Form 10-K, filed November 7,
      1997)


      10.(iii)B(3)     Exhibit G (Fiscal years 1999 through 2001)

  10.(iii)C  Farmland Industries, Inc. Supplemental Executive
      Retirement Plan (Effective January 1, 1994) (Incorporated by Reference - Form 10-K, filed November 28, 1995)

 10.(iii)C(1)   Resol181on Approving the Revision of Appendix A and
               Appendix A (Incorporated by Reference - Form 10-K, filed November 27, 1996)

  10.(iii)D  Farmland Industries, Inc. Executive Deferred

      Compensation Plan (As Amended and Restated Effective November

      1, 1996) (Incorporated by Reference - Form 10-K, filed

      November 27, 1996)

  21  Subsidiaries of the Registrant

  24  Power of Attorney

  27  Financial Data Schedule

* Long-term debt instruments pursuant to which the debt issuable thereunder does not exceed 10% of the company's total assets have not been filed. The company agrees to furnish a copy of such instruments or agreements upon the Commission's request.


(B)  Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the
period covered by the report.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      As of the filing of this Form 10-K, no annual report covering the Registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material, has been sent to holders of the Registrant's securities. At such time as any such annual report or proxy soliciting material is sent to holders of the Registrant's securities subsequent to the filing of this Form 10-K, four copies of the same will be furnished to the Commission as and to the extent required by the Instructions to Form 10-K.

                            SIGNATURES
     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, FARMLAND INDUSTRIES, INC. HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF KANSAS
CITY, STATE OF MISSOURI ON NOVEMBER 20, 1998.
                                    FARMLAND INDUSTRIES, INC.
                                    BY     /s/  TERRY M. CAMPBELL
                                             Terry M. Campbell
                                        Executive Vice President and
                                         Chief Financial Officer


                                    BY      /s/  ROBERT B.TERRY

                                              Robert B. Terry
                                     Vice President and General Counsel


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED FOR THE FOLLOWING PERSONS ON BEHALF OF FARMLAND INDUSTRIES, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED PURSUANT TO VALID POWER OF ATTORNEY EXECUTED ON OCTOBER 21, 1998.

             Signature                    Title                             Date
                 *                    Chairman of Board,                November 20, 1998
          Albert J. Shivley               Director


          /s/  H.D. CLEBERG              President,                     November 20, 1998
            H. D. Cleberg              Chief Executive
                                       Officer and Director
                                       (Principal Executive Officer)

                 *                    Vice Chairman of Board            November 20, 1998
             Jody Bezner            Vice President and Director

                 *                       Director                       November 20, 1998
         Lyman L. Adams, Jr.

                 *                       Director                       November 20, 1998
         Ronald J. Amundson

                 *                       Director                       November 20, 1998
         Richard L. Detten

                 *                       Director                       November 20, 1998
           Steven Erdman

                 *                       Director                       November 20, 1998
          Harry Fehrenbacher

                 *                       Director                       November 20, 1998
           Martie Floyd

                 *                       Director                       November 20, 1998
           Warren Gerdes

                 *                       Director                       November 20, 1998
           Ben Griffith

                 *                       Director                       November 20, 1998
           Gail D. Hall

                 *                       Director                       November 20, 1998
           Barry Jensen

                 *                       Director                       November 20, 1998
           Ron Jurgens

                 *                       Director                       November 20, 1998
       William F. Kuhlman

                 *                       Director                       November 20, 1998
          Greg Pfenning

                 *                       Director                       November 20, 1998
          Monte Romohr

                 *                       Director                       November 20, 1998
          Joe Royster

                 *                       Director                       November 20, 1998
       E. Kent Stamper

                 *                       Director                       November 20, 1998
        Eli F. Vaughn

                 *                       Director                       November 20, 1998
        Frank Wilson




/s/  TERRY M. CAMPBELL         Executive Vice PresidentNovember 18, 1998

  Terry M. Campbell            and Chief Financial Officer
                               (Principal Financial Officer)

   /s/  MERL DANIEL            Vice President and     November 18, 1998

     Merl Daniel                 Controller
                               (Principal Accounting Officer)


*BY     /s/  TERRY M. CAMPBELL
          Terry M. Campbell Attorney-
           In-Fact