Form 10-Q
period 1998-11-30
FARMLAND INDUSTRIES INC
filed 1999-01-13
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                       Commission File Number:   2-67985


                           FARMLAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



                  Kansas                               44-0209330
         (State of incorporation)                     (I.R.S. Employer
                                                    Identification No.)


                  3315 North Oak Trafficway
                  Kansas City, Missouri                 64116-0005
                  (Address of principal executive offices)(Zip Code)



        Registrant's telephone number, including area code: 816-459-6000


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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      August 31             November 30
                                                                        1998                   1998

                                                                         (Amounts in Thousands)
Current Assets:
  Cash and cash equivalents.................................   $          7,334             $        -0-
  Accounts receivable - trade                                           596,415                 621,366
  Inventories (Note 2)......................................            725,967                 950,615
  Other current assets......................................            145,151                 161,680


       Total Current Assets.................................   $      1,474,867             $ 1,733,661




Investments and Long-Term Receivables (Note 4)..............   $        298,402             $   298,871



Property, Plant and Equipment:
  Property, plant and equipment, at cost....................   $      1,680,373             $ 1,696,247
     Less accumulated depreciation and
     amortization...........................................            853,224                 868,899


  Net Property, Plant and Equipment.........................   $        827,149             $   827,348



Other Assets................................................   $        212,356             $   217,503

Total Assets................................................   $      2,812,774             $ 3,077,383


See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                           August 31          November 30
                                                                             1998                  1998

                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $           -0-        $      74,498
    Demand loan certificates........................................             28,407                21,250
    Short-term notes payable .......................................            380,232               535,139
    Current maturities of long-term debt ...........................             38,946                63,033
    Accounts payable - trade........................................            330,043               371,892
    Other current liabilities.......................................            323,601               259,373


        Total Current Liabilities...................................     $    1,101,229         $   1,325,185


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      728,103         $     772,284
    Other long-term liabilities.....................................             31,942                31,869


        Total Long-Term Liabilities.................................     $      760,045         $     804,153


Deferred Income Taxes...............................................     $        3,333         $       4,486


Minority Owners' Equity in Subsidiaries.............................     $       35,471         $      37,768


Net (Loss) (Note 1).................................................     $           -0-        $      (6,400)


Capital Shares and Equities:
  Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
  cumulative redeemable preferred shares, stated at
  redemption value, $50 per share ..................................     $      100,000         $     100,000
  Other Preferred Shares, $25 Par Value ............................                 71                    71
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................            451,804               505,510
    Earned surplus and other equities...............................            360,821               306,610


        Total Capital Shares and Equities...........................     $      912,696         $     912,191




Contingent Liabilities and Commitments (Note 3)



Total Liabilities and Equities......................................     $    2,812,774         $   3,077,383


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended

                                                                   November 30           November 30
                                                                      1997                  1998

                                                                         (Amounts in Thousands)
Sales.........................................................   $    2,283,846         $    2,582,250
Cost of sales.................................................        2,164,675              2,469,777


Gross income..................................................   $      119,171         $      112,473


Selling, general and administrative expenses..................   $       97,648         $      118,000


Other income (deductions):
   Interest expense...........................................   $      (17,109)        $      (19,929)
   Other, net.................................................            7,975                 10,669

Total other income (deductions)...............................   $       (9,134)        $       (9,260)


Income (loss) before income taxes, equity in net income of
  investees and minority owners' interest in
    net (income) loss of subsidiaries.........................   $       12,389         $      (14,787)

Income tax (expense) benefit..................................           (2,088)                   948


Income (loss) before equity in net income of investees and
  minority owners' interest in net (income) loss
    of subsidiaries...........................................   $       10,301         $      (13,839)
Equity in net income of investees (net of allocated tax
   expense of $1,958 and $584 for the three months
   ended November 30, 1997 and 1998, respectively)
   (Note 4)...................................................            6,897                  9,734

Minority owners' interest in net (income) loss
   of subsidiaries............................................              135                 (2,295)


Net income (loss).............................................   $       17,333         $       (6,400)



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended

                                                                                 November 30         November 30
                                                                                     1997                1998

                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................      $    17,333         $    (6,400)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation and amortization..........................................           23,466              30,978
     Equity in net (income) of investees....................................           (6,897)             (9,734)
     Other..................................................................            1,510                 985
    Changes in assets and liabilities:
       Accounts receivable..................................................          (48,287)            (25,597)
       Inventories..........................................................          (31,569)           (224,648)
       Other assets.........................................................          (29,432)             (5,713)
       Accounts payable.....................................................           44,580              41,849
       Other liabilities....................................................          (49,986)             44,200

Net cash used in operating activities.......................................      $   (79,282)        $  (154,080)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................      $   (28,302)        $   (26,075)
Distributions from joint ventures...........................................            4,046               4,798
Additions to investments and notes receivable...............................           (9,603)            (12,427)
Acquisition of other long-term assets.......................................           (4,415)             (9,253)
Proceeds from disposal of investments and notes receivable..................            3,673               4,834
Proceeds from sale of fixed assets..........................................            2,982               4,189

Net cash used in investing activities.......................................      $   (31,619)        $   (33,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds...............................................      $   (40,227)        $   (24,003)
Payments for redemption of equities.........................................          (28,457)             (3,422)
Payments of dividends.......................................................               (4)             (2,000)
Proceeds from bank loans and notes payable..................................          133,342             196,521
Payments on bank loans and notes payable....................................          (19,590)            (60,316)
Proceeds from issuance of subordinated debt certificates....................           17,011              10,333
Payments for redemption of subordinated debt certificates...................           (7,017)             (3,780)
Increase of checks and drafts outstanding...................................           65,574              74,498
Net decrease in demand loan certificates....................................           (9,731)             (7,157)
Other ......................................................................               -0-                  6

Net cash provided by financing activities...................................      $   110,901         $   180,680


Net decrease in cash and cash equivalents...................................      $        -0-        $    (7,334)
Cash and cash equivalents at beginning of period............................               -0-              7,334

Cash and cash equivalents at end of period..................................      $        -0-        $        -0-


[FN]
See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL STATEMENTS

      Unless the context requires otherwise, (i) "Farmland", the "Company", "we", "us" and "ours" refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31 and (iii) all references to "members" are to persons eligible to receive patronage refunds from Farmland including voting members, associate members and other patrons with which Farmland has a currently effective patronage refund agreement.

      In view of the seasonality of Farmland's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

      The information included in these Condensed Consolidated Financial Statements of Farmland reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

      The Company's revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact Farmland's operations. Historically, changes in the costs of raw materials used in the manufacture of our finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by the Company. Management cannot determine the extent to which these factors may impact future operations of the Company. The Company's cash flow and net income may be volatile as conditions affecting agriculture and markets for our products change.

     In accordance with the bylaws of Farmland and its cooperative subsidiaries, the members' portion of income before income taxes is determined annually. From such amount patronage refunds are distributed to members of Farmland.

     The determination of members' income (and members' loss) is made only after the end of the fiscal year. The amount of patronage refunds to be paid from such member income is then determined by the Board of Directors in their sole discretion after taking into account and handling members' losses of any patronage allocation unit of the current year as well as any remaining member losses from any prior year. In view of the fact that the amount of members' income and the amount of members' loss is determined only after the end of the fiscal year, and the fact that the handling of members' loss, the resulting amount of patronage refunds to be paid, the portion of such refund to be paid either in cash or Farmland equity (common stock, associate member common stock and capital credits) and the resulting appropriation of member's income to earned surplus can be made only by the Board of Directors after the end of the fiscal year, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income (loss) has been reflected as a separate item in the accompanying November 30,1998 Condensed Consolidated Balance Sheet.

(2)  INVENTORIES

      Major components of inventories at August 31, 1998 and November 30, 1998 are as follows:

                                                   August 31               November 30

                                                      1998                     1998

                                                         (Amounts in Thousands)
Finished and in-process products..............  $     605,876            $    817,891
Materials.....................................         62,578                  77,849
Supplies......................................         57,513                  54,875



                                                $     725,967            $    950,615





      At November 30, 1998, the carrying value of petroleum inventories stated under the LIFO method were $142.4 million and exceeded the market value of such inventory by approximately $34.3 million. Management reasonably expects that this decline will be recovered before the end of the fiscal year and, therefore, will not impact the Company's income for the full fiscal year. Accordingly, this market value decline has not been recognized in the Company's interim results of operations. However, given the volatility of the crude oil and refined fuels markets, no assurance can be provided that this market value decline will be recovered.

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

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $289.1 million through November 30, 1998), or $374.9 million (before tax benefits of the interest deduction) in the aggregate at November 30, 1998. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest). The asserted federal and state income tax liabilities and accumulated interest would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

        In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest related to the Company's 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, the Company deposited funds with the IRS in the amount of the assessment. After making the deposit, the Company filed for a refund of the entire amount deposited.

      The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest been due and payable on November 30, 1998, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

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


  (B)  ENVIRONMENTAL MATTERS

      The Company currently is aware of probable obligations under state and federal environmental laws at 36 properties. At November 30, 1998, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $16.1 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at November 30, 1998. In the opinion of management, it is reasonably possible for such additional costs to be approximately $16.3 million.

      The environmental accrual discussed above covers certain matters in connection with which the Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") or a responsible party ("RP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has three closure and four post-closure plans in place for multiple locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $4.9 million at November 30, 1998 (and are in addition to the $16.1 million accrual and the $16.3 million discussed in the prior paragraphs). The Company accrues these liabilities when plans for termination of plant operations have been made. Operations are ongoing at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs.



 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the three months ended November 30, 1997 and November 30, 1998 is as follows:

                                                November 30            November 30
                                                    1997                   1998

                                                      (Amounts in Thousands)
Net sales..................................... $      196,604         $      513,294


Net income.................................... $       14,116         $       15,942


Farmland's equity in net income............... $        6,897         $        9,734





      The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited; a 50% equity interest in a distributor of crop protection products, WILFARM, LLC; and, during the three months ended November 30, 1998, a 50% equity interest in a grain marketer, Concourse Grain, LLC., which was organized in July 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The information contained herein and the Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Farmland has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the ''continuous debt program'') and bank lines of credit.

      Debt securities issued under the continuous public debt offering generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company. The debt securities are also being offered by American Heartland Investments, Inc. and Iron Street Securities Inc. (which are not affiliated with Farmland), and also may be offered by selected other unaffiliated broker-dealers. The types of securities included in the continuous debt offering include certificates payable on demand and subordinated debt securities. The total amount of such debt outstanding and the flow of funds to, or from, the Company as a result of the continuous debt offering are influenced by the rate of interest which Farmland establishes for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the three months ended November 30, 1998, the outstanding balance of demand certificates decreased by $7.2 million and the outstanding balance of subordinated debt securities increased $6.6 million.


      In May 1996, Farmland entered into a five year Syndicated Credit Facility (the "Credit Facility") with various participating banks. The Credit Facility provides a $1.1 billion credit (subject to compliance with certain financial covenants) consisting of an annually renewable short-term credit of up to $650.0 million and revolving long-term credit of up to $450.0 million.

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

      At November 30, 1998, the Company had incurred $397.1 million of short-term borrowings under the Credit Facility and $220.0 million of revolving term borrowings. Additionally, $48.4 million of the Credit Facility was utilized to support letters of credit. At November 30, 1998, we had capacity to finance additional current assets of $210.3 million under the short-term credit. Requirements under the Credit Facility limit current availability under the long-term credit to $151.5 million.

      The Company maintains other borrowing arrangements with banks and financial institutions. Under such agreements at November 30, 1998, $20.5 million was borrowed and Farmland had capacity to borrow up to an additional $20.0 million.

     Farmland National Beef Packing Company, L.P. ("FNBPC") has a five year $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1998, FNBPC had borrowings under this facility of $74.1 million and $1.3 million of the facility was being utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the facility.

      The Company's international grain trading subsidiaries (collectively referred to as "Tradigrain") have borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1998, such borrowings totaled $111.4 million.

      Leveraged leasing has been utilized to finance railcars and a significant portion of the Company's fertilizer production equipment. In December 1997, the Company entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed in the fall of 1999, Farmland will be obligated to make future minimum lease payments with an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities for a purchase price equal to the facilities' construction costs less any portion of the original construction cost previously paid. In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities. Upon payment of such amount, Farmland would receive title to the assets.

      In the opinion of management, these arrangements for capital are adequate for the Company's present operating and capital plans. However, growth and investment opportunities and alternative financing arrangements are continuously evaluated.

      Net cash from operating activities decreased $74.8 million. The primary reasons for this decrease are the decrease in net income and increased grain and fertilizer inventories, partially offset by an increase in trade payables to support grain inventories. Major uses of cash during the three months ended November 30, 1998 include: $154.1 million used in operations, $24.0 million for patronage refunds distributed from income of the 1998 fiscal year; $12.4 million for additions to investments and notes receivable and $26.1 million for capital expenditures. Major sources of cash include: $136.2 million of proceeds from bank loans and other notes payable (net of repayments) and $74.5 million from an increase in the balance of checks and drafts outstanding.

      In 1993, the IRS issued a statutory notice to Farmland asserting significant deficiencies in federal income taxes and statutory interest thereon. Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.



RESULTS OF OPERATIONS

   GENERAL

      In view of the seasonality of the Company's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year. Historically, the majority of farm supply products are sold in the spring. Sales in the beef and grain marketing businesses historically have been concentrated in the summer. Summer is the lowest sales period for pork products.


      The Company's revenues, margins and net income depend, to a large extent, on conditions affecting agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by us. Management cannot determine the extent to which these factors may impact future operations of Farmland. The Company's cash flow and net income may be volatile as conditions affecting agriculture and markets for our products change.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

      For the three months ended November 30, 1998, the Company had sales of $2.6 billion compared with sales of $2.3 billion for the same period last year. Net loss for the three months ended November 30, 1998 was $6.4 million compared with net income of $17.3 million for the same period last year.

   SALES

      On the input side of the Company's business, sales of the petroleum and crop production segments in the three months ended November 30, 1998 decreased $98.5 million and $39.8 million respectively, compared with the same period last year. Lower demand for petroleum products combined with an industry wide building of inventory and strong supply streams of petroleum products created an environment in which both unit sales and prices declined. Industry-wide, nitrogen sales volume for the three months ended November 30, 1998 was comparable to sales volume for the same period last year while nitrogen unit selling prices decreased. The decrease in selling prices is primarily the result of relatively high domestic inventories combined with additional industry-wide capacity. Consistent with these industry-wide trends, our crop production sales volume increased slightly compared with the same period last year, but crop production sales in dollars declined due to lower nitrogen selling prices. Sales of the feed business increased slightly as higher feed grain unit sales were offset by a decrease in unit prices.

      On the output side of the Company's business, sales in the food processing and marketing business (the "meats group") decreased $35.8 million. This decrease is primarily attributable to lower unit prices partially offset by higher unit sales. Sales in the grain business increased by $445.9 million. This increase in sales reflects the change in Tradigrain's business from grain brokerage operations to buy/sell operations. Due to this change, it is appropriate for Tradigrain to record the full value of each sale as revenue and the cost of acquisition as cost of goods sold rather than recognizing as revenue only the net margins on transactions. This resulted in additional sales of $471.7 million for the three months ended November 30, 1998.

   NET INCOME (LOSS)

      The net loss for the three months ended November 30, 1998 was $6.4 million compared with net income of $17.3 million the same period in the prior year. This decrease was principally attributable to decreased operating income in Farmland's agricultural input business of $24.8 million and higher general and administrative expenses not identified to any business segment of $8.5 million, offset in part by increased operating income of the food processing and marketing business and the grain business of $3.9 million and $1.3 million, respectively.

      Operating income in the crop production business for the three months ended November 30, 1998 decreased $22.1 million compared to the same period last year primarily as a result of decreased unit margins. The decline of unit margins is mostly attributable to lower nitrogen fertilizer prices.

      Operating income for the petroleum business decreased $2.7 million for the three months ended November 30, 1998 compared with the prior period. This decline was primarily due to a decrease in the spread between crude oil costs and refined products selling prices.

      Operating income in the meats group for the three months ended November 30, 1998 increased $3.9 million compared to the prior period. This increase is primarily attributable to increased pork and beef unit margins due to lower live hog and cattle prices. This was partially offset by higher per head selling, general and administrative costs in this business.

      Operating income in the grain business segment for the three months ended November 30, 1998 increased $1.3 million compared to the same period last year. This increase is primarily attributable to higher grain margins and higher storage revenues.

      Selling, general and administrative ("SG&A") expenses increased $20.3 million, or 21%, from the same period last year. SG&A expenses directly connected to segments increased approximately $11.8 million and these expenses have been included in the determination of operating income of the segments. SG&A expenses not identified to segments increased $8.5 million, primarily as a result of increased information service expenses, increased expenses related to geographic expansion and additional amortization expense.

      Other income increased $3.0 million, or 39%, for the three months ended November 30, 1998 as compared to the same period last year. This increase is primarily attributable to a favorable court decision in a lawsuit filed by Farmland regarding a third party's failure to fulfill certain contractual commitments related to handling of crude oil in a pipeline.

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

      In April 1997, Farmland and Ernst & Young, LLP formed One System Group, LLC ("OSG"), a joint venture. OSG has approximately 400 employees and is the sole supplier of information technology ("IT") services to the Company. The initial focus of OSG involves the implementation of Systems, Applications, Products in Data Processing ("SAP") software as an enterprise wide solution for processing the Company's business transactions and for management reporting. One of the many important benefits of the implementation of SAP is that it is Year 2000 compliant and, therefore, its installation will eliminate a large amount of the Year 2000 risk inherent in the Company's systems and software. Mission critical (critical to the basic operation of Farmland's businesses) IT projects have not been deferred because of Year 2000 readiness efforts.

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

RECENT DEVELOPMENTS

      Farmland, Cenex Harvest States and National Cooperative Refinery Association ("NCRA") are exploring the potential economic benefits that might be realized from forming an operating alliance. The alliance would involve the Farmland refinery located in Coffeyville, Kansas, the Cenex Harvest States refinery located in Laurel, Montana and the NCRA refinery located in McPherson, Kansas, as well as other petroleum assets.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 1999. The Company is currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

      Farmland's market exposure to derivative transactions, entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk, has not materially changed since August 31, 1998. Quantitative and qualitative disclosures about market risk is contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 1998.

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

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the Company's business, the likelihood that the market value of petroleum inventories will exceed the LIFO value of such inventories at year-end, the effect of environmental legislation, the anticipated expenditures for environmental remediation, the consequences of an adverse judgment in certain litigations (including the Terra litigation), and the Company's ability to fully and timely complete modifications and expansions with respect to certain of the Company's manufacturing facilities. Discussion containing such forward-looking statements is found in the material set forth herein under "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and "Notes to Condensed Consolidated Financial
Statements".

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


8.nusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments, and environmental remediation costs in excess of amounts accrued.

9.The factors identified in "Business and Properties - Business - Business Risk
  Factors" included in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.



                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended November 30, 1998.

        Exhibit No.                         Description of Exhibits


          27        Financial Data Schedule

   (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED NOVEMBER 30, 1998.

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

Date:   January 13, 1999