Form 10-Q
period 1999-02-28
FARMLAND INDUSTRIES INC
filed 1999-04-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   August 31               February 28
                                                                     1998                     1999

                                                                         (Amounts in Thousands)
Current Assets:
  Cash and cash equivalents.................................   $          7,334        $              0
  Accounts receivable - trade                                           596,415                 611,874
  Inventories (Note 2)......................................            725,967                 852,174
  Other current assets......................................            145,151                 198,975


       Total Current Assets.................................   $      1,474,867        $      1,663,023




Investments and Long-Term Receivables (Note 4)..............   $        298,402        $        289,317



Property, Plant and Equipment:
  Property, plant and equipment, at cost....................   $      1,680,373        $      1,719,030
     Less accumulated depreciation and
     amortization...........................................            853,224                 887,260


  Net Property, Plant and Equipment.........................   $        827,149        $        831,770



Other Assets................................................   $        212,356        $        209,389

Total Assets................................................   $      2,812,774        $      2,993,499


See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            LIABILITIES AND EQUITIES

                                                                           August 31          February 28
                                                                             1998                  1999

                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $           -0-        $      64,497
    Demand loan certificates........................................             28,407                20,908
    Short-term notes payable .......................................            380,232               490,377
    Current maturities of long-term debt ...........................             38,946                39,522
    Accounts payable - trade........................................            330,043               313,985
    Customer advances on product purchases..........................             13,775                65,210
    Other current liabilities.......................................            309,826               227,553


        Total Current Liabilities...................................     $    1,101,229         $   1,222,052


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      728,103         $     786,869
    Other long-term liabilities.....................................             31,942                31,914


        Total Long-Term Liabilities.................................     $      760,045         $     818,783


Deferred Income Taxes...............................................     $        3,333         $       9,806


Minority Owners' Equity in Subsidiaries.............................     $       35,471         $      35,182


Net Loss (Note 1)...................................................     $           -0-        $      (4,294)
Capital Shares and Equities:
  Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
  cumulative redeemable preferred shares, stated at
  redemption value,   $50 per share ................................     $      100,000         $     100,000
  Other Preferred Shares,  $25 Par Value ...........................                 71                    70
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................            451,804               504,382
    Earned surplus and other equities...............................            360,821               307,518


        Total Capital Shares and Equities...........................     $      912,696         $     911,970




Contingent Liabilities and Commitments (Note 3)


Total Liabilities and Equities......................................     $    2,812,774         $   2,993,499


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Six Months Ended

                                                                   February 28           February 28
                                                                      1998                  1999

                                                                         (Amounts in Thousands)
Sales.........................................................   $    4,413,341         $    5,073,898
Cost of sales.................................................        4,196,543              4,852,035


Gross income..................................................   $      216,798         $      221,863


Selling, general and administrative expenses..................   $      200,955         $      235,824


Other income (deductions):
   Interest expense...........................................   $      (35,329)        $      (39,672)
   Other, net.................................................           19,272                 16,902

Total other income (deductions)...............................   $      (16,057)        $      (22,770)


Loss before equity in net income of investees, minority owners interest in net (income) loss of subsidiaries
    and income taxes..........................................   $         (214)        $      (36,731)

Equity in net income of investees (note 4) ...................           22,805                 24,479

Minority owners' interest in net (income) loss
   of subsidiaries............................................              551                 (4,146)


Income (loss) before income taxes..............................  $       23,142         $      (16,398)

Income tax (expense) benefit..................................           (2,715)                12,104


Net income (loss).............................................   $       20,427         $       (4,294)



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended

                                                                   February 28           February 28
                                                                      1998                  1999

                                                                         (Amounts in Thousands)
Sales.........................................................   $    2,129,495         $    2,491,648
Cost of sales.................................................        2,031,868              2,382,258


Gross income..................................................   $       97,627         $      109,390


Selling, general and administrative expenses..................   $      103,307         $      117,824


Other income (deductions):
   Interest expense...........................................   $      (18,220)        $      (19,743)
   Other, net.................................................           11,297                  6,233

Total other income (deductions)...............................   $       (6,923)        $      (13,510)


Loss before equity in net income of investees, minority owners interest in net (income) loss of subsidiaries
    and income taxes..........................................   $      (12,603)        $      (21,944)

Equity in net income of investees (note 4) ...................           13,950                 14,161

Minority owners' interest in net (income) loss
   of subsidiaries............................................              461                 (1,850)


Income (loss) before income taxes.............................   $        1,808         $       (9,633)

Income tax benefit............................................            1,286                 11,739


Net income....................................................   $        3,094         $        2,106



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended

                                                                                 February 28         February 28
                                                                                     1998                1999

                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................      $    20,427       $       (4,294)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation and amortization..........................................           50,098               55,795
     Equity in net (income) of investees....................................          (22,805)             (24,479)
     Other..................................................................           (5,872)              13,511
    Changes in assets and liabilities:
       Accounts receivable..................................................           29,895              (18,177)
       Inventories..........................................................          (65,846)            (126,207)
       Other assets.........................................................          (22,674)             (50,443)
       Accounts payable.....................................................          (35,714)             (16,058)
       Customer advances on product purchases...............................           17,190               51,435

       Other liabilities....................................................          (60,815)             (48,987)

Net cash used in operating activities.......................................      $   (96,116)      $     (167,904)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................      $   (55,198)      $      (49,002)
Distributions from joint ventures...........................................           22,569               37,588
Additions to investments and notes receivable...............................          (21,524)             (30,323)
Acquisition of other long-term assets.......................................          (17,914)              (9,096)
Proceeds from disposal of investments and notes receivable..................           40,751               17,797
Proceeds from sale of fixed assets..........................................            3,972                2,089
Other.......................................................................             (400)                  25

Net cash used in investing activities.......................................      $   (27,744)      $      (30,922)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds...............................................      $   (40,159)      $      (23,714)
Payments for redemption of equities.........................................          (29,163)              (8,517)
Payments of dividends.......................................................             (937)              (2,004)
Proceeds from bank loans and notes payable..................................          139,956              611,987
Payments on bank loans and notes payable....................................          (74,440)            (482,332)
Proceeds from issuance of subordinated debt certificates....................           54,697               46,804
Payments for redemption of subordinated debt certificates...................          (36,372)              (7,825)
Increase of checks and drafts outstanding...................................           28,563               64,497
Net decrease in demand loan certificates....................................          (18,355)              (7,499)
Proceeds from issuance of preferred shares..................................          100,000                    0
Other ......................................................................               70                   95

Net cash provided by financing activities...................................      $   123,860       $      191,492


Net decrease in cash and cash equivalents...................................     $         0        $       (7,334)
Cash and cash equivalents at beginning of period............................               0                 7,334

Cash and cash equivalents at end of period..................................     $         0        $            0


[FN]
See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  INTERIM FINANCIAL STATEMENTS

      Unless the context requires otherwise, (i) "Farmland", the "Company", "we", "us" and "ours" refer to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31 and (iii) all references to "members" are to persons eligible to receive patronage refunds from Farmland including voting members, associate members and other patrons with which Farmland has a currently effective patronage refund agreement.

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

     The determination of members' income (and members' loss) is made only after the end of the fiscal year. The amount of patronage refunds to be paid from such member income is then determined by the Board of Directors in their sole discretion. In view of the fact that the amount of members' income and the amount of members' loss is determined only after the end of the fiscal year, and the fact that the handling of members' loss, the resulting amount of patronage refunds to be paid, the portion of such refund to be paid either in cash or Farmland equity (common stock, associate member common stock and capital credits) and the resulting appropriation of member's income to earned surplus can be made only by the Board of Directors after the end of the fiscal year, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income (loss) has been reflected as a separate item in the accompanying Condensed Consolidated Balance Sheet as of February 28, 1999.

(2)  INVENTORIES

      Major components of inventories are as follows:

                                                   August 31               February 28

                                                      1998                     1999

                                                         (Amounts in Thousands)
Finished and in-process products..............  $     605,876            $    737,006
Materials.....................................         62,578                  58,758
Supplies......................................         57,513                  56,410



                                                $     725,967            $    852,174





      At February 28, 1999, the carrying value of petroleum inventories stated under the LIFO method was $138.9 million and exceeded the market value of such inventory by approximately $24.0 million. Management reasonably expects that this decline will be fully recovered before the end of the fiscal year and, therefore, will not impact the Company's income for the full fiscal year. Accordingly, this market value decline has not been recognized in the Company's interim results of operations. As of March 31, 1999, petroleum market prices had increased such that the market value of Farmland's petroleum inventories exceeded the inventories' LIFO carrying values by approximately $34.0 million. This recovery, if maintained, is sufficient for Farmland to recover the $27.6 million lower of LIFO inventory cost or market adjustment charged to income in 1998. However, given the volatility of the crude oil and refined fuels markets, no assurance can be provided that this market value recovery will be maintained through the end of the fiscal year.


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

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $297.9 million through February 28, 1999), or $383.7 million (before tax benefits of the interest deduction) in the aggregate at February 28, 1999. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest). The asserted federal and state income tax liabilities and accumulated interest would become immediately due and payable unless the Company appealed the decision and posted the requisite bond to stay assessment and collection.

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

      The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on the Company. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest been due and payable on February 28, 1999, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

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

  (B)  ENVIRONMENTAL MATTERS

      The Company currently is aware of probable obligations under state and federal environmental laws at 40 properties. At February 28, 1999, the Company has an environmental accrual in its Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $20.8 million. The Company periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, the Company believes that the accruals established for environmental expenditures are adequate.

      The Company's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown.
Management is aware of other environmental matters for which there is a reasonable possibility that the Company will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and which costs are reasonably estimable at February 28, 1999. In the opinion of management, it is reasonably possible for such additional costs to be approximately $10.3 million.

      The environmental accrual discussed above covers certain matters in connection with which the Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") or a responsible party ("RP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), the Company has three closure and four post-closure plans in place for multiple locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $4.9 million at February 28, 1999 (and are in addition to the $20.8 million accrual and the $10.3 million discussed in the prior paragraphs). The Company accrues these liabilities when plans for termination of plant operations have been made. Operations are ongoing at these locations and the Company does not plan to terminate such operations in the foreseeable future. Therefore, the Company has not accrued these environmental exit costs.


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the six months ended February 28, 1998 and February 28, 1999 is as follows:

                                                February 28,           February 28,
                                                    1998                   1999

                                                      (Amounts in Thousands)
Net sales..................................... $      495,358         $    1,362,129


Net income.................................... $       46,370         $       42,265


Farmland's equity in net income............... $       22,805         $       24,479





      The Company's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited; a 50% equity interest in a distributor of crop protection products, WILFARM, LLC; and, during the six months ended February 28, 1999, a 50% equity interest in a grain marketing entity, Concourse Grain, LLC., and a 50% equity interest in a grain procurement, marketing and services entity, Farmland-Atwood, LLC, both of which were organized in July 1998.

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

      Debt securities issued under the continuous public debt offering generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company. The debt securities were also offered by American Heartland Investments, Inc. and Iron Street Securities Inc. (which are not affiliated with Farmland), and also may be offered by selected other unaffiliated broker-dealers. The types of securities included in the continuous debt offering include certificates payable on demand and subordinated debt securities. The total amount of such debt outstanding and the flow of funds to or from the Company as a result of the continuous debt offering are influenced by the rate of interest which Farmland establishes for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the six months ended February 28, 1999, the outstanding balance of demand certificates decreased by $7.5 million and the outstanding balance of subordinated debt securities increased $39.0 million.

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

      At February 28, 1999, Farmland had incurred $380.4 million of short-term borrowings under the Credit Facility and $200.0 million of revolving term borrowings. Additionally, $40.9 million of the Credit Facility was utilized to support letters of credit. At February 28, 1999, we had capacity to borrow $231.2 million under the short-term credit. Requirements under the Credit Facility limit current availability under the long-term credit to $180.2 million.

      Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements at February 28, 1999, $33.9 million was borrowed and Farmland had capacity to borrow up to an additional $13.6 million.

     Farmland National Beef Packing Company, L.P. ("FNBPC") has a five year $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland or Farmland's other affiliates. At February 28, 1999,

FNBPC had borrowings under this facility of $85.1 million and $2.3 million of the facility was being utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the facility.

      Our international grain trading subsidiaries (collectively referred to as "Tradigrain") have borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At February 28, 1999, such borrowings totaled $72.8 million.

      Leveraged leasing has been utilized to finance railcars and a significant portion of our fertilizer production equipment. In December 1997, Farmland entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed in the fall of 1999, Farmland will be obligated to make future minimum lease payments with an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities for a purchase price equal to the facilities' construction costs less any portion of the original construction cost previously paid. In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities. Upon payment of such amount, Farmland would receive title to the assets.

      In the opinion of management, these arrangements for capital are adequate for the Company's present operating and capital plans. However, growth and investment opportunities and alternative financing arrangements are continuously evaluated.

      Net cash from operating activities for the six months ended February 28, 1999 decreased $71.8 million from the same period of the prior year. The primary reasons for this decrease are the decrease in net income and increased grain and fertilizer inventories, partially offset by an increase in customers advances on product purchases. Cash and cash equivalents decreased $7.3 million. Major uses of cash during the six months ended February 28, 1999 include: $167.9 million used in operations, $23.7 million for patronage refunds distributed from income of the 1998 fiscal year, $12.5 million for additions to investments and notes receivable (net of proceeds from disposal of investments and notes receivable) and $49.0 million for capital expenditures. Major sources of cash include: $129.7 million of proceeds from bank loans and other notes payable (net of repayments), $39.0 million from the issuance of subordinated debt certificates (net of redemptions), $37.6 million of distributions from joint ventures and $64.5 million from an increase in the balance of checks and drafts outstanding.

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


      The Company's revenues, margins and net income depend, to a large extent, on conditions affecting agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold by us. Management cannot determine the extent to which these factors may impact our future operations. Farmland's cash flow and net income may be volatile as conditions affecting agriculture and markets for our products change.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1998.

      For the six months ended February 28, 1999, our sales were $5.1 billion compared with sales of $4.4 billion for the same period last year. For the six months ended February 28, 1999, we had a net loss of $4.3 million compared with net income of $20.4 million for the same period last year.

   SALES

      On the input side of our business, sales of the petroleum and crop production segments in the six months ended February 28, 1999 decreased $196.0 million and $25.6 million, respectively, compared with the same period last year. Lower global demand for petroleum products combined with an industry wide building of inventory and strong supply streams of petroleum products created an environment in which both unit sales and unit prices declined. Nitrogen unit sales for the six months ended February 28, 1999 were comparable to unit sales for the same period last year while unit selling prices of nitrogen fertilizers decreased. The nitrogen fertilizer industry has experienced market price declines due to grain producers adjusting their demand for fertilizer in response to the decreased unit prices they realize for their grain and due to additional worldwide nitrogen supplies.

      On the output side of our business, sales in the food processing and marketing business (the "meats group") decreased $27.3 million, or 1.5%. This decrease is primarily attributable to lower unit prices partially offset by higher unit sales. Sales in the grain business increased by $855.9 million. The primary cause of this increase in sales is the change in Tradigrain's business from grain brokerage operations to buy/sell operations. Due to this change, it is appropriate for Tradigrain to record the full value of each sale as revenue and the cost of acquisition as cost of goods sold rather than recognizing as revenue only the net margins on transactions. This resulted in additional sales of $845.7 million for the six months ended February 28, 1999 compared with the six months ended February 28, 1998.

   NET INCOME (LOSS)

      The net loss for the six months ended February 28, 1999 was $4.3 million compared with net income of $20.4 million the same period in the prior year. This decrease was principally the result of decreased operating income in Farmland's agricultural input business of $45.8 million, higher general and administrative expenses not identified to any business segment of $15.3 million, and increased interest expense of $4.3 million. Operating income of the food processing and marketing business and the grain business increased $29.8 million and $1.5 million, respectively. In addition, an income tax benefit of $12.1 million was recognized on the nonmember loss of approximately $32.3 million (the taxable portion of our cooperative business) incurred during the six months ended February 28, 1999.

      Crop Production's operating loss for the six months ended February 28, 1999 was $18.0 million compared to operating income of $20.8 million for the same period last year. This change was primarily attributable to lower nitrogen fertilizer prices.

      The petroleum business had a $0.8 million operating loss for the six months ended February 28, 1999 compared with operating income of $6.3 million the same period last year. Strong industry-wide production of gasoline and distillates combined with lower demand for these products decreased the spread between crude oil costs and refined products selling prices and prohibited full recovery of selling and administrative costs in this business.

      Operating income in the meats group for the six months ended February 28, 1999 increased $29.8 million compared to the prior period. This increase is primarily attributable to increased pork and beef unit margins due to lower live hog and cattle prices. This was partially offset by losses in livestock production which were also the result of low hog prices.

      Operating income in the grain business segment for the six months ended February 28, 1999 increased $1.5 million compared to the same period last year. This increase is primarily attributable to increased unit margins and higher storage revenues.

      Selling, general and administrative ("SG&A") expenses increased $34.9 million, or 17%, from the same period last year. SG&A expenses directly connected to segments increased approximately $19.6 million and these expenses have been included in the determination of operating income of business segments. SG&A expenses not identified to business segments increased $15.3 million, primarily as a result of the acquisition of SF Services, Inc. ("SFS") in July of last year and the related expansion of our operations in the states previously serviced by SFS and from increased costs of information services.

      Other income decreased $2.4 million, or 12.3%, for the six months ended February 28, 1999 as compared to the same period last year. This decrease is primarily attributable to the inclusion in other income for the six months ended February 28, 1998 of a gain of $7.2 million on the sale of approximately 3.8% of Farmland's ownership interest in FNBPC, partially offset by income from a litigation settlement during the six months ended February 28, 1999.

     The effective tax rate is 73.8% of total income. However, income from transactions with members distributed by Farmland as qualified patronage refunds is taxable income of our members and not taxable income of Farmland. Farmland's taxable income or loss is from non-member business. The effective tax rate on non-member income (loss) is approximately 38.5%. Based on the split of member and non-member income anticipated in this fiscal year the effective aggregate tax rate is projected to be 73.8%.


      The level of operating income in the crop production, petroleum and food processing and marketing businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based plant nutrients, crude oil in the case of petroleum and live hogs and cattle in the food processing and marketing business). Accordingly, management cannot determine the direction or magnitude to which these factors will affect our business. Farmland's cash flow and income may be volatile as conditions affecting agriculture generally and the costs and markets for our products change.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998.

      For the three months ended February 28, 1999, the Company had sales of $2.5 billion compared with sales of $2.1 billion for the same period last year. Net income for the three months ended February 28, 1999 was $2.1 million compared with net income of $3.1 million for the same period last year. Except as discussed below, the changes in sales and operating income are attributable principally to the factors discussed above under the caption "Results of Operations for Six Months Ended February 28, 1999 Compared to Six Months Ended February 28, 1998."

   SALES

      On the input side of our business, sales of the petroleum business decreased $97.4 million for the reasons discussed in the six months comparison. Sales of the crop production business increased $14.2 million for the three months ended February 28, 1999 compared with the same period last year primarily as a result of additional phosphate fertilizer unit sales offset by lower unit selling prices for both nitrogen and phosphate fertilizers.

      On the output side of our business, sales in the food processing and marketing business (the "meats group") increased $8.5 million. This increase is primarily attributable to higher pork and beef unit sales and higher beef unit prices partially offset by lower pork unit prices. Sales in the grain business increased by $410.1 million. This increase in sales is primarily attributable to the change in Tradigrain's business from grain brokerage operations to buy/sell operations.


   NET INCOME

      The net income for the three months ended February 28, 1999 was $2.1 million compared with net income of $3.1 million the same period in the prior year. Significant changes in net income include: a $25.8 million increase in operating income of the meats group; a $21.1 million decrease in operating income in Farmland's agricultural input business; $6.8 million higher general and administrative expenses not identified to any business segment; a $5.3 million decrease in other income; and a $10.5 million increase in income tax benefit.

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

YEAR 2000

      As the end of this century nears, there are concerns about potential problems which may arise at the turn of the millennium because many current computer systems and software products are coded to accept only two digit entries in date code fields. Before the year 2000, these systems and software products will need an upgrade in order to recognize differences between dates in the 21st century and dates in the 20th century. If not adequately addressed, these technology problems have a potential to cause widespread business interruptions, litigation and liability. Significant uncertainty exists, as to whether adequate resources are available to minimize these potentially serious problems by the year 2000.

      Since the mid-1980's, we have striven to maintain Year 2000 compliance for all applications developed in-house. The challenge is that a substantial percentage of the applications used for normal business processing have been purchased from outside vendors. Historically, vendors were not required to commit to Year 2000 compliance. However, all new software contracts include Year 2000 compliance warranties.

      In April 1997, Farmland and Ernst & Young, LLP formed One System Group, LLC ("OSG"), a joint venture. OSG has approximately 400 employees and is the sole supplier of information technology ("IT") services to the Company. The initial focus of OSG involves the implementation of Systems, Applications, Products in Data Processing ("SAP") software as an enterprise wide solution for processing the Company's business transactions and for management reporting. One of the many important benefits of the implementation of SAP is that it is Year 2000 compliant. Its installation will eliminate a large amount of the Year 2000 risk inherent in the Company's systems and software. Therefore, mission critical (critical to the basic operation of Farmland's businesses) IT projects have not been deferred because of Year 2000 readiness efforts.

      Farmland formalized its Year 2000 program with OSG in the fall of 1997. Through this program, Year 2000 readiness was defined by criteria which, if satisfied, would demonstrate that systems and applications programs function correctly after the turn of the century without abnormal results. In addition, systems and applications were categorized as "high risk" or "low risk" according to the respective level of impact on the continuation of business by the Company at the turn of the century. Further, the program established minimum acceptance testing procedures for evaluating whether systems and applications met Year 2000 compliant criteria.

      A comprehensive IT software inventory and assessment was then completed by OSG. As a result of this readiness assessment, the Company believes that certain of its systems and software are Year 2000 compliant and that substantially all noncompliant systems have been identified.

      To address the state of readiness condition, Farmland established an Oversight Committee consisting of the Chief Information Officer of OSG, the Chief Financial Officer and the General Counsel of Farmland and created a Year 2000 Program Office.

      The Oversight Committee has responsibility for both IT and non-IT systems (embedded technologies such as microcontrollers built into machinery) and has a direct reporting relationship to the Farmland Board of Directors. The Oversight Committee has delegated Year 2000 compliance responsibility for non-IT systems to management of the respective plants or facilities. The Year 2000 issues of many process control systems and other non-IT systems have been identified and fixed or the respective system or application programs have been replaced and tested. Farmland has not separately tracked the replacement cost and time related to non-IT systems. However, we believe these costs have not had a material adverse effect on our earnings.

      Farmland has contracted with an outside vendor (Electronic Data Care ("EDC")) to inspect and remediate all processor related Year 2000 issues in its meat plants. This inspection and remediation is currently underway. To date, EDC has uncovered few defects. Defects that have been identified are being remediated or replaced.

      The Program Office organizes and administers Year 2000 projects related to IT systems. The Program Office maintains a detailed project plan to complete and test projects within discrete time frames. The Program Office continuously monitors the status of the SAP implementation and re-assesses the risk areas depending on movement of that system's implementation schedule. The Program Office provides a monthly update of Year 2000 progress to the Oversight Committee. The Program Office has revised the estimated hours required for Year 2000 projects related to IT systems from approximately 18,000 hours to 45,000 hours and the overall cost to approximately $6.3 million. Through March 1999, approximately 21,000 hours of such work had been performed. Of the remaining 24,000 hours, approximately 5,000 hours remain to remediate and unit test IT applications. The remaining 19,000 hours have been identified for the planning and execution of system tests, as well as for contingency planning. The targeted completion of the remaining work is September 1, 1999.

      Farmland believes that the quantity and quality of resources it has committed to address its Year 2000 project are adequate to obtain a Year 2000 state of readiness and it believes all significant modifications required to reach a state of readiness for Year 2000 will be completed by the year 2000. However, despite all reasonable efforts of the Company to resolve its Year 2000 issues, as described above, no assurances can be given that the level of Year 2000 readiness actually attained will eliminate all potential material effects that Year 2000 problems might have on the Company's business, results of operations, or financial condition. It is not, and will not, be possible for the Company to represent that it has achieved complete Year 2000 compliance.

      Farmland does not know all of the consequences of its most reasonably likely worst case Year 2000 scenario. We cannot address the virtually unlimited number of differing circumstances relating to what might be its most reasonably likely worst case. The Company is and intends to continue to address this uncertainty through activities of its Oversight Committee and Program Office, as described above.


      For all applications that are determined to be mission critical (critical to the basic operation of Farmland's businesses), a contingency plan is being developed to outline the actions that will be taken if Year 2000 complications are encountered. The plan will describe what will be done, both short-term and long-term, to minimize any interruption to Farmland's business.

      Farmland has distributed a survey to its significant customers and vendors to determine their state of Year 2000 readiness. However, responses to the survey questionnaire have not provided a basis to conclude whether such customers and vendors are Year 2000 compliant. Further, Farmland has not conducted and does not plan to conduct tests designed to confirm compatibility of its information systems as modified for Year 2000 issues with those of its significant customers and vendors. We will rely on the integrity of its vendors and customers to resolve their Year 2000 issues.

RECENT DEVELOPMENTS

      Farmland, Cenex Harvest States and National Cooperative Refinery Association ("NCRA") are exploring the potential economic benefits that might be realized from forming an operating alliance. The alliance would involve the Farmland refinery located in Coffeyville, Kansas, the Cenex Harvest States refinery located in Laurel, Montana and the NCRA refinery located in McPherson, Kansas, as well as other petroleum assets. Farmland and Cenex Harvest States are also considering forming a venture or alliance which would combine certain assets and operations of their grain businesses.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 1999. The

Company is currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on its financial statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Farmland's market exposure to derivative transactions, entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk, has not materially changed since August 31, 1998. Quantitative and qualitative disclosures about market risk are contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 1998.


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

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the Company's business, the likelihood that the market value of petroleum inventories will exceed the LIFO value of such inventories at year-end, the anticipated expenditures for environmental remediation, the total cost and the estimated completion date to remediate Year 2000 issues, the ultimate consummation of proposed ventures or alliances, the impact of seasonal demand on the profitability of the crop production business, the consequences of an adverse judgment in certain litigations (including the Terra litigation), and the Company's ability to fully and timely complete modifications and expansions with respect to certain of the Company's manufacturing facilities. Discussion containing such forward-looking statements is found in the material set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

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


4.actors affecting the export of U.S. agricultural produce (including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world production and demand).

5.Factors affecting supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities.

6.Regulatory delays and other unforeseeable obstacles beyond the Company's control that may affect growth strategies through acquisitions, investments in joint ventures and operational alliances.

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



                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended February 28, 1999.

        Exhibit No.                         Description of Exhibits


          27        Financial Data Schedule

   (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED FEBRUARY 28, 1999.

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

Date:  April  14, 1999