Form 10-Q
period 1999-05-31
FARMLAND INDUSTRIES INC
filed 1999-07-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                   August 31                 May 31
                                                                     1998                     1999

                                                                         (Amounts in Thousands)
Current Assets:
  Cash and cash equivalents.................................   $         7,334         $            -0-
  Accounts receivable - trade...............................            596,415                 612,376
  Inventories (Note 2)......................................            725,967                 823,166
  Other current assets......................................            145,151                 192,307


       Total Current Assets.................................   $      1,474,867        $      1,627,849




Investments and Long-Term Receivables (Note 4)..............   $        298,402        $        302,335



Property, Plant and Equipment:
  Property, plant and equipment, at cost....................   $      1,680,373        $      1,747,495
     Less accumulated depreciation and
     amortization...........................................            853,224                 905,885


  Net Property, Plant and Equipment.........................   $        827,149        $        841,610



Other Assets................................................   $        212,356        $        217,375

Total Assets................................................   $      2,812,774        $      2,989,169


See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                            LIABILITIES AND EQUITIES

                                                                              August 31               May 31
                                                                                1998                   1999

                                                                              (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $           -0-        $      58,327
    Demand loan certificates........................................             28,407                26,932
    Short-term notes payable .......................................            380,232               501,446
    Current maturities of long-term debt ...........................             38,946                44,944
    Accounts payable - trade........................................            330,043               317,340
    Other current liabilities.......................................            323,601               269,370


        Total Current Liabilities...................................     $    1,101,229         $   1,218,359


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      728,103         $     792,258
    Other long-term liabilities.....................................             31,942                31,301


        Total Long-Term Liabilities.................................     $      760,045         $     823,559


Deferred Income Taxes...............................................     $        3,333         $       9,806


Minority Owners' Equity in Subsidiaries.............................     $       35,471         $      38,195


Net Loss (Note 1)...................................................     $           -0-        $     (11,658)


Capital Shares and Equities:
  Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
  cumulative redeemable preferred shares, stated at
  redemption value,   $50 per share ................................     $      100,000         $     100,000
  Other Preferred Shares,  $25 Par Value ...........................                 71                    69
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................            451,804               506,111
    Earned surplus and other equities...............................            360,821               304,728


        Total Capital Shares and Equities...........................     $      912,696         $     910,908




Contingent Liabilities and Commitments (Note 3)


Total Liabilities and Equities......................................     $    2,812,774         $   2,989,169


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           Nine Months Ended

                                                                     May 31                May 31
                                                                      1998                  1999

                                                                         (Amounts in Thousands)

Sales.........................................................   $    6,650,223         $    7,823,790
Cost of sales.................................................        6,292,566              7,487,634


Gross income..................................................   $      357,657         $      336,156


Selling, general and administrative expenses..................   $      310,390         $      359,002


Other income (deductions):
   Interest expense...........................................   $      (53,506)        $      (60,238)
   Other, net.................................................           29,770                 21,906

Total other income (deductions)...............................   $      (23,736)        $      (38,332)


Income (loss) before equity in net income of investees,
  minority owners' interest in net income of subsidiaries
    and income taxes..........................................   $       23,531         $      (61,178)

Equity in net income of investees (note 4) ...................           40,323                 41,413

Minority owners' interest in net income
   of subsidiaries............................................           (1,312)                (8,121)
Income (loss) before income taxes..............................  $       62,542         $      (27,886)

Income tax (expense) benefit..................................           (7,239)                16,228


Net income (loss).............................................   $       55,303         $      (11,658)







See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           Three Months Ended

                                                                     May 31                May 31
                                                                      1998                  1999

                                                                         (Amounts in Thousands)
Sales.........................................................   $    2,236,882         $    2,749,892
Cost of sales.................................................        2,096,023              2,635,599


Gross income..................................................   $      140,859         $      114,293


Selling, general and administrative expenses..................   $      109,435         $      123,178


Other income (deductions):
   Interest expense...........................................   $      (18,177)        $      (20,566)
   Other, net.................................................           10,497                  5,004

Total other income (deductions)...............................   $       (7,680)        $      (15,562)


Income (loss) before equity in net income of investees,
  minority owners' interest in net income of subsidiaries
    and income taxes..........................................   $       23,744         $      (24,447)

Equity in net income of investees (note 4) ...................           17,518                 16,934

Minority owners' interest in net income
   of subsidiaries............................................           (1,863)                (3,975)


Income (loss) before income taxes.............................   $       39,399         $      (11,488)

Income tax (expense) benefit..................................           (4,524)                 4,124


Net income (loss).............................................   $       34,875         $       (7,364)



See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                        Nine Months Ended

                                                                                    May 31              May 31
                                                                                     1998                1999

                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................      $    55,303       $      (11,658)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation and amortization..........................................           76,735               82,859
     Equity in net (income) of investees....................................          (40,323)             (41,413)
     Other..................................................................           11,139                7,590
    Changes in assets and liabilities:
       Accounts receivable..................................................          (25,394)             (19,594)
       Inventories..........................................................           77,196              (88,581)
       Other assets.........................................................          (88,953)             (33,175)
       Accounts payable.....................................................            9,030              (12,703)
       Other liabilities....................................................          (49,265)             (20,302)

Net cash provided by (used in) operating activities.........................      $    25,468       $     (136,977)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................      $   (79,107)      $      (82,036)
Distributions from joint ventures...........................................           34,473               40,557
Additions to investments and notes receivable...............................          (31,107)             (40,052)
Acquisition of other long-term assets.......................................          (20,955)             (23,138)
Proceeds from disposal of investments and notes receivable..................           43,746               22,707
Proceeds from sale of fixed assets..........................................            2,904                2,419
Other.......................................................................             (123)                  66
Net cash used in investing activities.......................................      $   (50,169)      $      (79,477)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds...............................................      $   (40,337)      $      (23,714)
Payments for redemption of equities.........................................          (81,623)              (9,439)
Payments of dividends.......................................................           (2,937)              (6,004)
Proceeds from bank loans and notes payable..................................          467,251            1,023,077
Payments on bank loans and notes payable....................................         (431,876)            (899,927)
Proceeds from issuance of subordinated debt certificates....................           84,941               81,348
Payments for redemption of subordinated debt certificates...................          (58,770)             (13,240)
Increase of checks and drafts outstanding...................................            5,521               58,327
Net decrease in demand loan certificates....................................          (17,620)              (1,475)
Proceeds from issuance of preferred shares..................................          100,000                   -0-
Other ......................................................................              151                  167

Net cash provided by financing activities...................................      $    24,701       $      209,120


Net decrease in cash and cash equivalents...................................     $        -0-       $       (7,334)
Cash and cash equivalents at beginning of period............................              -0-                7,334

Cash and cash equivalents at end of period..................................     $        -0-       $           -0-


[FN]
See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  INTERIM FINANCIAL STATEMENTS

      Unless the context requires otherwise, (i) "Farmland", "we", "us" and "our" refer to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31 and
(iii) all references to "members" are to persons eligible to receive patronage refunds from Farmland including voting members, associate members and other patrons with which Farmland has a currently effective patronage refund agreement.

      In view of the seasonality of Farmland's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

      The information included in these unaudited Condensed Consolidated Financial Statements of Farmland reflects all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented.

      Our revenues, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact Farmland's operations.

Historically, changes in the costs of raw materials used in the manufacture of our finished products have not necessarily resulted in corresponding changes in the prices at which we have sold such products. We cannot determine the extent to which these factors may impact our future operations. Our cash flow and net income may be volatile as conditions affecting agriculture and markets for our products change.

     In accordance with the bylaws of Farmland and its cooperative subsidiaries, we determine annually the members' portion of income or loss before income taxes. From this amount, patronage refunds are distributed or losses are allocated to our members.

     We make the determination of members' income (and members' loss) only after the end of the fiscal year. Our Board of Directors, in their sole discretion, then determine the amount of patronage refunds to be paid or losses to be allocated from such member income or loss. Since we determine the amount of members' income and the amount of members' loss only after the end of the fiscal year, and since only after that determination can our Board of Directors determine the handling of members' loss, the resulting amount of patronage refunds to be paid, the portion of such refund to be paid either in cash or Farmland equity (common stock, associate member common stock and capital credits) and the resulting appropriation of income to earned surplus, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income (loss) has been reflected as a separate item in the accompanying Condensed Consolidated Balance Sheet as of May 31, 1999.

(2)  INVENTORIES

      Major components of inventories are as follows:

                                                   August 31                  May 31

                                                      1998                     1999

                                                         (Amounts in Thousands)
Finished and in-process products..............  $     605,876            $    679,288
Materials.....................................         62,578                  86,020
Supplies......................................         57,513                  57,858



                                                $     725,967             $   823,166





      Income before income taxes for the three months and the nine months ended May 31, 1999 has been increased by approximately $8.6 million to recognize a partial recovery of last year's adjustment of crude oil and refined petroleum inventories to the lower of LIFO cost or market value. The carrying value of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at May 31, 1999 was $129.1 million.


(3)  CONTINGENCIES

  (A)  TAX LITIGATION

      In July 1983, Farmland sold the stock of Terra Resources, Inc. ("Terra"), a wholly owned subsidiary engaged in oil and gas exploration and production operations, and exited its oil and gas exploration and production activities. The gain from the sale of Terra amounted to $237.2 million for tax reporting purposes.

      On March 24, 1993, the Internal Revenue Service ("IRS") issued a statutory notice to Farmland asserting deficiencies in federal income taxes (exclusive of statutory interest thereon) in the aggregate amount of $70.8 million. The asserted deficiencies relate primarily to Farmland's tax treatment of the $237.2 million gain resulting from its sale of the stock of Terra and the IRS's contention that Farmland incorrectly treated the Terra sale gain as patronage-sourced income against which certain patronage-sourced operating losses could be offset. The statutory notice further asserts that, among other things, Farmland incorrectly characterized for tax purposes gains aggregating approximately
$14.6 million, and a loss of approximately $2.3 million from dispositions of certain other assets.

      On June 11, 1993, Farmland filed a petition in the United States Tax Court contesting the asserted deficiencies in their entirety. The case was tried on June 13-15, 1995. The parties submitted post-trial briefs to the court in September 1995 and reply briefs were submitted to the court in November 1995.

      If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately
$306.6 million through May 31, 1999), or $392.4 million (before tax benefits of the interest deduction) in the aggregate at May 31, 1999. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest). The asserted federal and state income tax liabilities and accumulated interest would become immediately due and payable unless Farmland appealed the decision and posted the requisite bond to stay assessment and collection.

        In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest related to Farmland's 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, we deposited funds with the IRS in the amount of the assessment. After making the deposit, we filed for a refund of the entire amount deposited.

      The liability resulting from an adverse decision by the United States Tax Court would be charged to operations in the period during which such decision is received and would have a material adverse effect on Farmland. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of our Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues, and had all related additional federal and state income taxes and accumulated interest been due and payable on May 31, 1999, our borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

      No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. Farmland believes that it has meritorious positions with respect to all of these claims.

      In the opinion of Bryan Cave LLP, Farmland's special tax counsel, it is more likely than not that the courts will ultimately conclude that our treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt, and there can be no assurance that the courts will ultimately rule in Farmland's favor on any of these issues.


  (B)  ENVIRONMENTAL MATTERS

      We are aware of probable obligations under state and federal environmental laws at 40 properties. At May 31, 1999, we have an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $20.5 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, Farmland believes that the accruals established for environmental expenditures are adequate.

      Farmland's actual final costs of addressing certain environmental matters are not quantifiable, and therefore have not been accrued, because such matters are in preliminary stages and the timing, extent and costs of various actions which governmental authorities may require are currently unknown. Management is aware of other environmental matters for which there is a reasonable possibility that Farmland will incur costs to resolve. It is possible that the costs of resolution of the matters described in this paragraph may exceed the liabilities which, in the opinion of management, are probable and reasonably estimable at May 31, 1999. In the opinion of management, it is reasonably possible for such additional costs to be approximately $10.3 million.

      The environmental accrual discussed above covers certain matters in connection with which the Environmental Protection Agency has designated us as a potentially responsible party ("PRP") or a responsible party ("RP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.

      Under the Resource Conservation Recovery Act of 1976 (''RCRA''), Farmland has three closure and four post-closure plans in place for multiple locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. These closure and post-closure costs are estimated to be $4.9 million at May 31, 1999 (and are in addition to the $20.5 million accrual and the $10.3 million discussed in the prior paragraphs). We accrue these liabilities when plans for termination of plant operations have been made. Operations are ongoing at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, Farmland has not accrued these environmental exit costs.


 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

      Summarized financial information of investees accounted for by the equity method for the nine months ended May 31, 1998 and May 31, 1999 is as follows:

                                                  May 31,                May 31,
                                                    1998                   1999

                                                      (Amounts in Thousands)
Net sales..................................... $    1,137,986         $    2,050,391


Net income.................................... $       81,118         $       73,559


Farmland's equity in net income............... $       40,323         $       41,413





      Our investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited; a 50% equity interest in a distributor of crop protection products, WILFARM, LLC; and, during the nine months ended May 31, 1999, a 50% equity interest in a grain marketing entity, Concourse Grain, LLC., and a 50% equity interest in a grain procurement, marketing and services entity, Farmland-Atwood, LLC, both of which were organized in July 1998. On May 24, 1999, the owners of Concourse Grain LLC, voted to liquidate the venture. We anticipate that the liquidation will occur during the fourth quarter of fiscal 1999. This liquidation will not have a significant impact on our grain business or on our consolidated financial statements. On May 28, 1999, we acquired the remaining 50% interest in Farmland-Atwood, LLC for approximately $7.8 million.

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

      Debt securities issued under the continuous public debt offering are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company. The types of securities included in the continuous debt offering include certificates payable on demand and subordinated debt securities. The total amount of such debt outstanding and the flow of funds to or from Farmland as a result of the continuous debt offering are influenced by the rate of interest which we establish for each type or series of debt security offered and by our option to call for redemption certain of the outstanding debt securities. During the nine months ended May 31, 1999, the outstanding balance of demand certificates decreased by $1.5 million and the outstanding balance of subordinated debt securities increased by $68.1 million.

      In May 1996, Farmland entered into the Credit Facility with various participating banks. The Credit Facility provides a $1.1 billion credit (subject to compliance with certain financial covenants) consisting of an annually renewable short-term credit of up to $650.0 million and revolving long-term credit of up to $450.0 million.

      Farmland pays commitment fees under the Credit Facility equal to 1/5 of 1% annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined in the Credit Facility. The short-term credit provided under the Credit Facility is reviewed and/or renewed annually. The next scheduled review date is in May 2000. The revolving long-term credit provided under the Credit Facility expires in May 2001.

      At May 31, 1999, we had incurred $368.6 million of short-term borrowings under the Credit Facility and $180 million of revolving term borrowings. Additionally, $41.6 million of the Credit Facility was utilized to support letters of credit. At May 31, 1999, we had capacity to borrow $242.2 million under the short-term credit. Requirements under the Credit Facility limit current availability under the long-term credit to $148.6 million.

      Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements at May 31, 1999, $47.0 million was borrowed.

     Farmland National Beef Packing Company, L.P. ("FNBPC") has a five year $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland or Farmland's other affiliates. At May 31, 1999, FNBPC had borrowings under this facility of $84.0 million, and $3.3 million of the facility was being utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the facility.

      Our international grain trading subsidiaries (collectively referred to as "Tradigrain") have borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At May 31, 1999, these borrowings totaled $77.3 million.

      Leveraged leasing has been utilized to finance railcars and a significant portion of our fertilizer production equipment. In December 1997, Farmland entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed in the fall of 1999, Farmland will be obligated to make future minimum lease payments with an approximate present value of $223 million. Alternatively, we have an option to purchase the facilities for a purchase price equal to the facilities' construction costs less any portion of the original construction cost previously paid. In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities. Upon payment of such amount, we would receive title to the assets.

      In the opinion of management, these arrangements for capital are adequate for the Company's present operating and capital plans. Additionally, growth and investment opportunities and alternative financing arrangements are continuously evaluated.

      Net cash from operating activities for the nine months ended May 31, 1999 decreased $162.4 million from the same period of the prior year reflecting primarily the net loss for the nine months ended May 31, 1999 discussed below and an increase in grain and fertilizer inventories. Major uses of cash during the nine months ended May 31, 1999 include: $137.0 million used in operations, $23.7 million for patronage refunds distributed from income of the 1998 fiscal year, $17.3 million for net additions to investments and notes receivable (excluding joint ventures) $23.1 million for acquisition of other long term assets and $82.0 million for capital expenditures. Major sources of cash include: $123.2 million from a net increase of bank loans and other notes payable, $68.1 million from the net increase of subordinated debt certificates outstanding, $40.6 million of distributions from joint ventures, $58.3 million from an increase in the balance of checks and drafts outstanding and $7.3 million from a decrease in cash and cash equivalents.

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

      Farmland's revenues, margins and net income depend, to a large extent, on conditions affecting agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of our finished products have not necessarily resulted in corresponding changes in the prices at which we have sold such products. We cannot determine the extent to which these factors may impact our future operations. Our cash flow and net income may be volatile as conditions affecting agriculture and markets for our products change.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MAY 31, 1999 COMPARED TO NINE MONTHS ENDED MAY 31, 1998.

      For the nine months ended May 31, 1999, our sales were $7.8 billion compared with sales of $6.7 billion for the same period last year. For the nine months ended May 31, 1999, we had a net loss of $11.7 million compared with net income of $55.3 million for the same period last year.

   SALES

      On the input side of our business, compared with the same period last year, sales of the petroleum segment decreased $176.8 million and sales of the crop production segment decreased $101.1 million in the nine months ended May 31, 1999, while sales of the feed segment increased $13.6 million. Lower global demand for petroleum products combined with an industry wide building of inventory and strong supply streams of petroleum products created an environment in which unit sales decreased 10% and the average unit price of refined fuels (gasoline, diesel and distillates) and propane decreased 17%. Nitrogen unit sales for the nine months ended May 31, 1999 were comparable to unit sales for the same period last year while the average unit selling prices of nitrogen fertilizers decreased 11%. The nitrogen fertilizer industry has experienced market price declines due to increased worldwide supplies of nitrogen and the decreased demand for fertilizer in response to decreased unit prices that producers realize for their grain. These adverse conditions were exacerbated by the heavy spring rains throughout Farmland's market area, which also lessened demand. As a result of the above market conditions, subsequent to quarter-end, Farmland ceased production of urea ammonia nitrate ("UAN") at one of our facilities and we anticipate we will cease production at a second nitrogen fertilizer facility (see "Recent Developments" on page 15). Sales of the feed business increased primarily due to geographic expansion.

      On the output side of our business, sales in the food processing and marketing business (the "meats group") increased $23.2 million, or 1% in the nine months ended May 31, 1999, as compared to the same period last year. This increase is primarily attributable to higher unit sales of both beef and pork products of approximately 9% and 5%, respectively, and 4% higher unit prices for beef, partially offset by lower unit prices for pork. Sales of the grain business increased by $1.3 billion. The primary cause of this increase in sales is the change in Tradigrain's business from grain brokerage operations to buy/sell operations. Due to this change, Tradigrain records the full value of each sale as revenue and the cost of acquisition as cost of goods sold rather than recognizing as revenue only the net margins on transactions. This resulted in additional sales of $1.3 billion for the nine months ended May 31, 1999 compared with the nine months ended May 31, 1998.

   NET INCOME (LOSS)

      The net loss for the nine months ended May 31, 1999 was $11.7 million compared with net income of $55.3 million for the same period in the prior year. This decrease was principally the result of an $82.1 million decrease in the operating income in Farmland's agricultural input businesses and higher general and administrative expenses not identified to any business segment of $23.0 million, partly offset by a $31.9 million increase in the operating income of the food processing and marketing business. In addition, an income tax benefit of $16.2 million was recognized on Farmland's nonmember loss (the taxable portion of our cooperative business) incurred during the nine months ended May 31, 1999.

      Crop Production's income, including our share of venture income, for the nine months ended May 31, 1999 was $19.5 million compared with income, including our share of venture income, of $79.7 million for the same period last year. This change was primarily attributable to lower nitrogen fertilizer margins. Nitrogen margins decreased primarily due to lower average selling prices which declined as a result of additional global fertilizer production capacity combined with reduced domestic demand and lower demand in the East Asian market, particularly China.

      The petroleum business had a $4.2 million operating loss (after the $8.6 million partial recovery of last year's adjustment of crude oil and refined petroleum inventories to the lower of LIFO cost or market value) for the nine months ended May 31, 1999 compared with operating income of $18.5 million the same period last year. Strong industry-wide production of gasoline and distillates combined with lower demand for these products reduced the spread between crude oil costs and refined products selling prices and prohibited full recovery of selling and administrative costs in this business.

      Operating income in the meats group for the nine months ended May 31, 1999 increased $31.9 million compared to the prior period. This increase is primarily attributable to increased pork and beef unit margins due to lower live hog and cattle prices. These improved margins were partially offset by losses in livestock production that were also the result of low live hog prices.

      Operating income in the grain business segment for the nine months ended May 31, 1999 decreased $0.5 million compared to the same period last year. This decrease is primarily attributable to a decrease in gross margins, partly offset by higher storage revenues.

      Selling, general and administrative ("SG&A") expenses increased $48.6 million, or 16%, from the same period last year. SG&A expenses directly attributable to business segments increased approximately $25.6 million and these expenses have been included in the determination of operating income of such segments. SG&A expenses not identified to business segments increased $23.0 million, primarily as a result of the acquisition of SF Services, Inc. ("SFS") in July of last year, the related expansion of our operations in the states previously serviced by SFS and from increased costs of information services, partly offset by a decrease in variable compensation expense.

      Other income decreased $7.9 million for the nine months ended May 31, 1999 as compared to the same period last year. This decrease is primarily attributable to the inclusion in other income for the nine months ended May 31, 1998 of a gain of $7.2 million on the sale of approximately 3.8% of Farmland's ownership interest in FNBPC.

     Income from transactions with members distributed by Farmland as qualified patronage refunds is taxable income of our members and not taxable income of Farmland. Farmland's taxable income or loss is from non-member business. The effective tax rate on non-member income (loss) is approximately 38.5%. During the nine months ended May 31, 1999, transactions with nonmembers generated a loss while transactions with members generated income. When the effective rate (38.5%) is applied to the estimated nonmember loss, the resulting income tax benefit is approximately 58% of the loss before income taxes (estimated member income net of estimated nonmember loss).

      Operating income in the crop production, petroleum and food processing and marketing businesses, to a significant degree, is attributable to the spread between selling prices and raw material costs (the natural gas in nitrogen-based plant nutrients, the crude oil in petroleum products and live hogs and cattle in the food processing and marketing business). We cannot determine the direction or magnitude to which these factors will affect our cash flow and net income.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998.

      For the three months ended May 31, 1999, Farmland had sales of $2.7 billion compared with sales of $2.2 billion for the same period last year. The net loss for the three months ended May 31, 1999 was $7.4 million compared with net income of $34.9 million for the same period last year. The changes in sales and operating income are attributable principally to the factors discussed above under the caption "Results of Operations for Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31, 1998."

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

      In April 1997, Farmland and Ernst & Young, LLP formed One System Group, LLC ("OSG"), a joint venture. OSG has approximately 400 employees and is the sole supplier of information technology ("IT") services to Farmland. The initial focus of OSG involves the implementation of Systems, Applications, Products in Data Processing ("SAP") software as an enterprise wide solution for processing Farmland's business transactions and for management reporting. One of the many important benefits of the implementation of SAP is that it is Year 2000 compliant. Its installation will eliminate a large amount of the Year 2000 risk inherent in our systems and software. Therefore, mission critical (critical to the basic operation of Farmland's businesses) IT projects have not been deferred because of Year 2000 readiness efforts.

      Farmland formalized its Year 2000 program with OSG in the fall of 1997. Through this program, Year 2000 readiness was defined by criteria which, if satisfied, would demonstrate that systems and applications programs function correctly after the turn of the century without abnormal results. In addition, systems and applications were categorized as "high risk" or "low risk" according to the respective level of impact on the continuation of business by Farmland at the turn of the century. Further, the program established minimum acceptance testing procedures for evaluating whether systems and applications met Year 2000 compliant criteria.


      A comprehensive IT software inventory and assessment was then completed by OSG. As a result of this readiness assessment, Farmland believes that it has identified all noncompliant systems.

      To address the state of readiness condition, Farmland established an Oversight Committee consisting of the Chief Information Officer of OSG, the Chief Financial Officer and the General Counsel of Farmland and created a Year 2000 Program Office.

      The Oversight Committee has responsibility for both IT and non-IT systems (embedded technologies such as microcontrollers built into machinery) and has a direct reporting relationship to the Farmland Board of Directors. The Oversight Committee has delegated Year 2000 compliance responsibility for non-IT systems to management of the respective plants or facilities. The Year 2000 issues of all process control systems and other non-IT systems have been identified. Certain of the non-IT Year 2000 issues have been fixed. The other non-IT systems or application programs are scheduled to be replaced and tested. Farmland has not separately tracked the replacement cost and time related to non-IT systems. However, we believe these costs have not had a material adverse effect on our operating results.

      Farmland has contracted with an outside vendor (Electronic Data Care ("EDC")) to inspect and remediate all processor related Year 2000 issues in its meat plants. This inspection and remediation is currently underway. To date, EDC has uncovered few defects. Defects that have been identified are being remediated or the equipment is being replaced.

      The Program Office organizes and administers Year 2000 projects related to IT systems. The Program Office maintains a detailed project plan to complete and test projects within specific time frames. The Program Office continuously monitors the status of the SAP implementation and re-assesses the risk areas depending on movement of that system's implementation schedule. The Program Office provides a monthly update of Year 2000 progress to the Oversight Committee. The Program Office has revised the estimated hours required for Year 2000 projects related to IT systems to approximately 44,000 hours and the overall cost to approximately $6.2 million. Through May 1999, approximately 29,000 hours of such work had been performed. The targeted completion of the remaining test and remediation work is September 1, 1999. During September 1999, OSG and Farmland will complete the development of a standard contingency plan that includes a policy and procedure that will be used in the event that any process fails to work as a result of a year 2000 problem.

      Farmland believes that the quantity and quality of resources it has committed to address its Year 2000 project are adequate to obtain a Year 2000 state of readiness and it believes all significant modifications required to reach a state of readiness for Year 2000 will be completed by the year 2000. However, despite all of our reasonable efforts to resolve our Year 2000 issues, as described above, no assurances can be given that the level of Year 2000 readiness actually attained will eliminate all potential material effects that Year 2000 problems might have on Farmland's business, results of operations, or financial condition. It is not, and will not, be possible for us to represent that we have achieved complete Year 2000 compliance.

      Farmland does not know all of the consequences of its most reasonably likely worst case Year 2000 scenario. We cannot address the virtually unlimited number of differing circumstances relating to what might be its most reasonably likely worst case. Farmland is and intends to continue to address this uncertainty through activities of its Oversight Committee and Program Office, as described above.

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

RECENT DEVELOPMENTS

      Farmland and Cenex Harvest States Cooperatives announced on May 6, 1999 that they are considering a complete unification. Negotiations are ongoing with a tentative goal of completing the unification by June 1, 2000.

      Farmland and National Cooperative Refinery Association ("NCRA") are exploring the potential economic benefits that might be realized from forming an operating alliance. The alliance would involve the Farmland refinery located in Coffeyville, Kansas and the NCRA refinery located in McPherson, Kansas, as well as other petroleum assets. We anticipate that this alliance will be consummated early in fiscal year 2000.

      In response to the continued reduced nitrogen fertilizer demand, subsequent to May 31, 1999, Farmland stopped production of UAN at our Enid, Oklahoma facility. We are unable at this time to determine when the Enid facility will resume production. We also anticipate a cessation of ammonia and UAN production at our Lawrence, Kansas facility by fiscal year-end.

RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 1999. An exposure has been issued which proposes the effective date be delayed for one year. We are currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on its financial statements.


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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland. The factors identified in this cautionary statement include important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon our business, the anticipated expenditures for environmental remediation, Farmland's assessment of its Year 2000 readiness, the total cost and the estimated completion date to remediate Year 2000 issues, the continuation of current operating trends through the end of this fiscal year, the ultimate consummation of proposed ventures or alliances, the consummation of our proposed unification with Cenex Harvest States, the impact of seasonal demand on the profitability of the crop production business, the consequences of an adverse judgment in certain litigations (including the Terra litigation), and our ability to fully and timely complete modifications and expansions with respect to certain manufacturing facilities. Discussion containing such forward-looking statements is found in the material set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

      Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of,
Farmland:

1.Weather patterns or crop failure.

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

6.Regulatory delays and other unforeseeable obstacles beyond our control that may affect growth strategies through unification, acquisitions, investments in joint ventures and operational alliances.

7.Competitors in various segments may be larger, may offer more varied products or may possess greater financial and other resources than Farmland.

8.Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments, and environmental remediation costs in excess of amounts accrued.

9.The factors identified in "Business and Properties - Business - Business Risk
  Factors" included in our Annual Report on Form 10-K for the year ended August 31, 1998.



                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

     The exhibits listed below are filed as part of Form 10-Q for quarter ended May 31, 1999.

        Exhibit No.                         Description of Exhibits


          10.(iii)A Employment Agreement between Farmland and Mr. H. D.
                    Cleberg, dated May 1, 1999

          10.(iii)B Employment Agreement between Farmland and Mr. Robert
                    Honse, dated June 7, 1999

          10.(iii)C Summary of severance and retention bonus plan for certain management employees of Farmland, dated June 7, 1999.

          27        Financial Data Schedule

   (B) FARMLAND FILED A REPORT ON FORM 8-K, ITEM 5. "OTHER EVENTS" ON MAY 6, 1999 AND AN AMENDMENT TO THAT REPORT MAY 7, 1999. THE REPORT ON FORM 8-K DESCRIBED FARMLAND'S POSSIBLE COMBINATION WITH CENEX HARVEST STATES COOPERATIVES.

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

Date:  July 14, 1999