Form 10-K
period 1999-08-31
FARMLAND INDUSTRIES INC
filed 1999-11-19
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended  August 31, 1999

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

                                     PART I

ITEMS 1 AND 2.      BUSINESS AND PROPERTIES

                                  THE COMPANY

          Farmland Industries, Inc., founded in 1929 and formally incorporated in Kansas in 1931, is a farm supply and a processing and marketing cooperative. Its principal executive offices are at 3315 North Oak Trafficway, Kansas City, Missouri 64116 (telephone 816-459-6000). Farmland has grown from revenues of $310,000 during its first year of operation to approximately $10.7 billion during 1999. Unless the context requires otherwise, (i) "Farmland", "we", "us", "our", or the "Company" refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31, and (iii) the term "member" means (a) any voting member, (b) any associate member, or (c) any other person with which Farmland is a party to a currently effective patronage refund agreement (a "patron"). See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings."


MEMBERSHIP

      Farmland operates on a cooperative basis and is primarily owned by its members. Requirements for membership in the cooperative are established by the Articles of Incorporation of Farmland and by the Board of Directors.

      As of August 31, 1999, Farmland's membership, associate membership and patrons eligible for patronage refunds consisted of approximately 1,400 cooperative associations of farmers and ranchers and 5,700 pork or beef producers or associations of such producers. See ''Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings."

PROPOSED UNIFICATION

On May 6, 1999, Farmland and Cenex Harvest States Cooperatives announced that they were considering a complete unification. During September, the Boards of Directors of Farmland and Cenex Harvest States separately approved the terms of the unification and entered into a formal Transaction Agreement. Both cooperatives have scheduled a November 23, 1999, member vote regarding the unification. If members approve, and if the companies receive the required regulatory approval, the unification is scheduled to occur March 1, 2000. The unified entity will be named United Country Brands.



                                    BUSINESS

GENERAL

      In terms of revenue, Farmland is one of the largest cooperatives in the United States. In 1999, we had sales of $10.7 billion including export sales of approximately $1.3 billion to customers worldwide. Substantially all of our international sales are invoiced and collected in U.S. Dollars.

      We conduct business primarily in two operating areas. First, on the input side of the agricultural industry, we operate as a farm supply cooperative. Second on the output side of the agricultural industry, we operate as a processing and marketing cooperative.

      Our farm supply operations consist of four principal product divisions: petroleum, plant foods, crop protection and feed. Principal products of the petroleum division are refined fuels, propane and by-products of petroleum refining. Principal products of the plant foods division are nitrogen and phosphate-based fertilizers ("plant foods"). Principal products of the crop protection division include a complete line of insecticides, herbicides and mixed chemicals. Crop protection operations are conducted primarily through our 50% ownership in WILFARM, L.L.C. and Omnium, LLC. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. We manufactured approximately 59% of the dollar value of our sales of farm supply products in 1999. Approximately 68% of the farm supply products we sold in 1999 were at wholesale to farm cooperative associations which are members of Farmland, and who, in turn, distribute these products primarily to farmers and ranchers.

      The output side of our business includes; processing and marketing of pork, processing and marketing of beef, raising hogs for processing, domestic storage and marketing of grain and international storage and marketing of grain. In 1999, approximately 70% of the hogs processed, 38% of the beef cattle processed and 60% of the domestic grain marketed by us were supplied to us by our members. Substantially all the pork and beef products we sold in 1999 was processed in plants we own.

      No material part of the business of any segment of Farmland is dependent on a single customer or a few customers. Financial information about our industry segments is presented in Note 11 of the Notes to Consolidated Financial Statements.

      The principal businesses of Farmland have been highly seasonal. Historically, the majority of sales of crop production products occur in the spring. Sales in the beef business and in grain marketing historically have been concentrated in the summer and summer is the lowest sales period for the pork and feed businesses.

      Farmland competes for market share with numerous participants of various sizes and with various levels of vertical integration, product and geographical diversification. In the petroleum industry, competitors include major oil companies, independent refiners, other cooperatives and product brokers. Competitors in the crop production industry include global producers (some of which are cooperatives) of nitrogen- and phosphate-based fertilizers and product importers and brokers. Competitors in the crop protection industry include major chemical companies and product brokers. The feed, grain, pork and beef industries are comprised of a large variety of competitive participants.


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

          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $317.3 million through August 31, 1999), or $403.1 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1999. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest). The asserted federal and state income tax liabilities and accumulated interest would become immediately due and payable unless Farmland appealed the decision and posted the requisite bond to stay assessment and collection.

      In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest related to our 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, Farmland deposited funds with the IRS in the amount of the assessment. After making this deposit, we filed for a refund of the entire amount deposited.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on Farmland. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues and had all related additional federal and state income taxes and accumulated interest been due and payable on August 31, 1999, our borrowing capacity under the existing credit facilities was adequate to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources."


ENVIRONMENTAL MATTERS

      Farmland is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, which may impose liability for cleanup of environmental contamination. Farmland uses hazardous materials and generates hazardous wastes in the ordinary course of our manufacturing processes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Conditions Liquidity and Capital Resources - Matters Involving the Environment."


EXTERNAL RISK FACTORS THAT MAY AFFECT FARMLAND

      Farmland's revenues, margins, net income and cash flow may be volatile due to factors beyond our control. External factors that affect agricultural conditions and Farmland's results of operations include:

1.REGULATORY: Farmland's ability to grow through acquisitions and investments in ventures can be adversely affected by regulatory delays or other unforeseen factors beyond our control. Various federal and state regulations can affect the amount of fertilizer and other chemicals used.

2.COMPETITION: Competitors may have better access to equity capital markets and may offer more varied products or possess greater resources than Farmland.

3.IMPORTS AND EXPORTS:  Factors which affect the level of agricultural products imported or exported including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand. Fluctuations in the level of agricultural product imports and exports will likely impact our operations.

4.WEATHER:  Weather conditions, both domestic and global, affect Farmland's operations. Weather conditions may either increase or decrease demand. Changes in demand affect selling prices and income of all our business segments. Weather conditions also may increase or decrease the supply of products. These changes in supply may affect costs related to Farmland's pork and beef processing and marketing, livestock production and grain storage and marketing business.

5.RAW MATERIALS COST: Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.

6.YEAR  2000: Farmland does not know with certainty all of the consequences of its most reasonably likely worst case Year 2000 scenario. We cannot with certainty address the virtually unlimited number of differing circumstances relating to what might be its most reasonably likely worst case. Farmland has distributed a survey of its significant customers and vendors to determine their state of Year 2000 readiness. However, responses to the survey questionnaire have not provided a basis to conclude whether such customers and vendors are Year 2000 compliant.

7.OTHER FACTORS: Domestic variables, such as crop failures, federal agricultural programs and production efficiencies, and global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities and local conflicts, affect the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland's operations.

      Management cannot determine the extent to which these factors may impact our future operations. Farmland's revenues, margins, net income and cash flow are likely to be volatile as conditions affecting agriculture and markets for our products change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for Years Ended August 31, 1997, 1998 and 1999" and "Business and Properties - Business - Raw Materials" and "Crop Production - Raw Materials."


LIMITED ACCESS TO EQUITY CAPITAL MARKETS

          As a cooperative, Farmland cannot sell its voting common equity to traditional public or private markets. Instead, equity is raised largely from payment of the noncash portion of patronage refunds with common stock, associate member common stock and capital credits, from offerings of preferred stocks and from net income on transactions with nonmembers. See ''Business and Properties
- Business - Patronage Refunds and Distribution of Annual Earnings'' and '' - Equity Redemption Plans."
PLANT FOODS AND CROP PROTECTION

   MARKETING

      Farmland's plant foods business includes nitrogen, phosphate and potash based plant nutrients. Sales of the crop production business segment as a percent of consolidated sales for 1997, 1998 and 1999 were 14%, 13% and 9%, respectively. The crop protection business is conducted primarily through our 50% ownership in WILFARM and Omnium ventures, and includes sales and distribution of a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Sales of the crop protection business are not included in consolidated sales of Farmland.

      Competition in the plant nutrient industry is dominated by price considerations. However, during the spring and fall plant nutrient application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. Farmland maintains a significant capital investment in distribution assets and a seasonal investment in inventory to enhance its manufacturing and distribution operations. We own or lease plant nutrient custom dry blending, liquid mixing, storage and distribution facilities at a large number of locations throughout our trade territory to conform delivery capacity more closely to customer demands for delivery services.

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

      During October 1999, Farmland, Cenex Harvest States Cooperatives and Land O'Lakes entered into a definitive agreement to form an agronomy marketing joint venture for the purpose of distributing both plant foods and crop protection products. The consummation of this agreement is subject to completion of the Farmland and Cenex Harvest States unification into United Country Brands.

   PRODUCTION

      Farmland manufactures nitrogen-based crop production products. Natural gas is the major raw material used in production of nitrogen-based fertilizer, including synthetic anhydrous ammonia, urea, urea ammonium nitrate ("UAN") and other forms of nitrogen-based fertilizers.

    Farmland operates seven anhydrous ammonia production plants (three of which are leased under long-term lease arrangements) at six locations in Kansas, Iowa, Nebraska, Oklahoma and Louisiana. Farmland and Mississippi Chemical Company are each 50% owners of a joint venture, Farmland MissChem, Limited ("Farmland MissChem"), which owns an anhydrous ammonia production facility located in The Republic of Trinidad and Tobago. All output from this facility is sold to and distributed by the owners of the venture. Annual production for fiscal years 1997, 1998 and 1999, including Farmland's 50% share of the output of Farmland MissChem, totaled approximately 2.8 million tons, 3.0 million tons and 3.1 million tons, respectively.

      Five of these synthetic anhydrous ammonia plants have capacity to further process anhydrous ammonia into urea, UAN solutions and other forms of nitrogen fertilizer. Due to unfavorable market conditions, we have temporarily closed production of UAN at our Lawrence, Kansas and Enid, Oklahoma facilities. In 1997, 1998 and 1999, production of these upgraded products approximated 1.6 million tons, 1.9 million tons and 2.1 million tons, respectively.

      Farmland owns a phosphate chemical plant located in Joplin, Missouri, that produces feed grade phosphate (dicalcium phosphate) and ammonium phosphate, which is combined in varying ratios with muriate of potash to produce different fertilizer grade products. Production of feed grade phosphate approximated 163,000 tons, 167,000 tons and 168,000 tons in 1997, 1998 and 1999, respectively and production of ammonium phosphate approximated 44,000 tons, 56,000 tons and 29,000 tons in 1997, 1998 and 1999, respectively.

      Farmland and Norsk Hydro a.s. are each 50% owners of, Farmland Hydro, L.P. ("Hydro"), a joint venture which owns a phosphate fertilizer manufacturing plant at Green Bay, Florida. Hydro's plant produces products such as super phosphoric acid, diammonium phosphate and monoammonium phosphate. Annual production in tons of such products for 1997, 1998 and 1999 was 1,504,000, 1,428,000 and
1,457,000, respectively. Farmland provides management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. Products of this plant are distributed principally to international markets.

      Farmland is a 50% owner of SF Phosphates Limited Liability Company ("SF Phosphates"), a venture which operates a phosphate mine located in Vernal, Utah, a phosphate chemical plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super phosphoric acid with annual production in tons for 1997, 1998 and 1999, of 529,000, 527,000 and 522,000, respectively. Under the venture agreement, the owners purchase the production of the venture in proportion to their ownership.

   RAW MATERIALS

      Natural gas, the largest single component of nitrogen-based fertilizer production, is purchased directly from natural gas producers. Natural gas purchase contracts are generally market sensitive and contract prices change as the market price for natural gas changes. In addition, Farmland has a hedging program which utilizes natural gas futures and options to reduce risks of market price volatility. See " Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company."

      Natural gas is delivered to Farmland's facilities under pipeline transportation service agreements which have been negotiated with each plant's delivering pipeline. Natural gas delivery to the plants could be curtailed under regulations of the Federal Energy Regulatory Commission if a delivering pipeline's capacity was required to serve priority users such as residences, hospitals and schools. In such cases, production could be curtailed. No significant production has been lost because of curtailments in pipeline transportation and no such curtailment is anticipated.

      Adequate supplies of the phosphate rock and sulfur required to operate Hydro's plant are presently available from various suppliers. Hydro owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 80 million tons of phosphate rock.

      During 1998, Hydro began obtaining various permits and licenses necessary for mining the above properties. This process will take several years to complete and, therefore, Hydro does not anticipate mining any of the phosphate rock reserves within the next year.

      Based on current recovery methods and the levels of the SF Phosphate plant production in recent years, we estimate that the phosphate rock reserves owned by SF Phosphates are adequate to provide the phosphate rock requirements of the plant for approximately 75 years.
PETROLEUM

   MARKETING

      The principal products of this business segment are refined fuels, propane and by-products of the petroleum refinery. Other petroleum products include lube oil, grease, and car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of consolidated sales for 1997, 1998 and 1999 were 15%, 13% and 9%, respectively.

      Competitive methods in the petroleum industry include service, product quality and price. However, in refined fuel markets, price competition is dominant. Many participants in the industry engage in one or more of the industry's processes (oil production, transportation, refining, wholesale distribution and retailing). Farmland participates in the industry primarily as a mid-continent refiner and as a wholesale distributor of petroleum products. Effective September 1, 1998, Country Energy LLC, a joint venture with Cenex Harvest States, commenced operations. Country Energy LLC provides, on an agency basis, refined fuel, propane and lubricants marketing and distribution services for its owners.

   PRODUCTION

      Farmland owns a refinery, with an approximately 100,000 barrel per day capacity, at Coffeyville, Kansas. Production at the Coffeyville refinery amounted to approximately 71% of refined fuel sales in 1999. Effective September 1, 1999, we formed an alliance, Cooperative Refining, LLC, with the owners of National Cooperative Refinery Association ("NCRA"). Cooperative Refining performs all activities related to operating NCRA's refinery at McPherson, Kansas and Farmland's refinery at Coffeyville, Kansas.

   RAW MATERIALS

      In 1999, Farmland's pipeline/trucking gathering system collected approximately 15% of its crude oil supplies under lease from producers near its refinery. Additional supplies are acquired from diversified sources, including sour crude oil from foreign sources.

      Crude oil is purchased approximately 45 to 60 days in advance of the time the related refined products are to be marketed. Certain of these advance crude oil purchase transactions, as well as fixed price advance sales contracts of refined products, are hedged utilizing various petroleum futures contracts. See "Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company".

      During periods of volatile crude oil price changes, or in extremely short crude oil supply conditions, our petroleum operations could be affected to a greater extent than petroleum operations of more vertically integrated competitors with crude oil supplies available from owned producing reserves. In past periods of relatively severe crude oil shortages, various governmental regulations such as price controls and mandatory crude oil allocating programs have been implemented. There can be no assurance as to what, if any, government action would be taken if a crude oil shortage were to develop.


FEED

      Feed products include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements, animal health products and farm and ranch supplies. The primary components of feed products are grain and grain by-products, which are generally available in the region in which we operate.
      This business segment's sales were approximately 7%, 6% and 5% of consolidated sales for the years 1997, 1998 and 1999, respectively. Approximately 47% of the feed segment's sales in 1999 was attributable to products manufactured in our feed mills. Farmland operates feed mixing plants at 20 locations throughout its territory, an animal protein plant in Maquoketa, Iowa, an animal protein plant and a premix plant located in Eagle Grove, Iowa, a premix plant in Marion, Ohio and a pet food plant in Muncie, Kansas.

      In June of 1998, we acquired six feed mills with an aggregate capacity of 747,000 tons through the acquisition of SF Services, Inc. In 1998 and 1999, feed mills with an aggregate capacity of approximately 415,000 tons were either sold or contributed to ventures. Our partners in these ventures are primarily local cooperatives.

          During November 1999, Farmland, Cenex Harvest States Cooperatives and Land O'Lakes signed a letter of intent to form a feed venture that will combine all aspects of their feed businesses. We anticipate the feed venture will begin operations on March 1, 2000. The consummation of this agreement is subject to completion of the Farmland and Cenex Harvest State unification with United Country Brands.


PORK

   PROCESSING

      Farmland's pork processing and marketing operations are conducted through Farmland Foods, Inc. ("Foods"), a 99%-owned subsidiary, which operates 11 food processing facilities, including leased facilities in Albert Lea, Minnesota and Omaha, Nebraska.

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

     MARKETING

     Farmland's pork products marketed include fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs and packing house by-products. These products are marketed under a variety of brand names including: Farmland, Farmstead, OhSe, Maple River, Carando, Roegelein, Regal
and Marco Polo.   Product distribution is through national and regional retail food chains, food service accounts, distributors and through international marketing brokers.

     Pork marketing is a highly competitive industry with many suppliers of fresh and processed pork products competing for shelf space in retail food stores. Other meat products such as beef, poultry and fish also compete directly with pork products. Competitive methods in this segment include price, product quality, brand and product differentiation and customer service.

LIVESTOCK PRODUCTION

  PRODUCTION AND MARKETING

     Livestock Production's primary focus is to produce market hogs to be processed by Farmland Foods Inc. We currently have approximately 300 contracts, with producers in 8 states to finish hogs from our own production or from the production of Alliance Farms, an affiliate. The risks associated with the managing of hogs includes disease and genetic changes, as well as the general market price risk for hogs. Livestock Production sells approximately 92% of its inventory to Farmland Foods, which is a 99%-owned subsidiary of Farmland. In 1999, Livestock Production provided approximately 7.5% of Farmland Foods total hog requirements.

BEEF

  PROCESSING

     Farmland's beef processing and marketing operations are conducted through Farmland National Beef Packing Company, L.P., which at August 31, 1999, was 71.2%-owned by Farmland. The beef processing facilities are located in Liberal, Kansas and Dodge City, Kansas. These facilities function as beef abattoirs and process fresh beef into primal cuts for additional processing into fabricated or boxed beef. During 1997, 1998 and 1999, the two plants slaughtered an aggregate of 2.1 million, 2.4 million and 2.6 million cattle, respectively.

  MARKETING

     Products in our beef processing and marketing operations include fresh and frozen beef, boxed beef and by-products. Product distribution is through national and regional retail and food service customers as well as under the
Farmland Black Angus Beef label.   In addition, certain beef products are
distributed in international markets.

     Beef marketing is a highly competitive industry with many suppliers of fresh and boxed beef. Other meat products such as pork, poultry and fish also compete directly with beef products. Competitive methods in this industry include price, product quality, brand and product differentiation and customer service.

GRAIN MARKETING

     Farmland conducts domestic grain marketing operations through its North American division and international marketing operations through its eight international grain marketing subsidiaries conducted by a central management group (referred to as "Tradigrain").

NORTH AMERICAN GRAIN

  MARKETING

     Farmland markets wheat, corn, soybeans, milo, barley and oats, with wheat and corn constituting the majority of the marketing business. We purchase grain from members and nonmembers located in the Midwestern part of the United States and assume all risks related to selling such grain. Grain is priced in the United States principally through bids based on organized commodity markets.
     In 1998, Farmland and ConAgra Inc., formed Farmland-Atwood, LLC, a 50%- owned venture. In May 1999, Farmland purchased ConAgra's, interest in the venture. Farmland-Atwood provides risk management services, financial and grain support services and grain brokerage to its customers.

     Farmland is exposed to price risk as a result of holding grain inventory and because, in the ordinary course of business, Farmland is a party to numerous fixed price sales and fixed price purchase contracts. To reduce the price change risk associated with holding positions in grain, Farmland takes opposite and offsetting positions by entering into grain commodity futures contracts. Generally, such contracts have terms of up to one year. Our strategy is to maintain hedged positions on as close to 100% of our grain positions as is possible. During 1997, 1998 and 1999, Farmland maintained hedges on approximately 93%, 93% and 95%, respectively, of its grain positions. The average market value of grain positions not hedged during the year amounted to less than 1% of our average total assets. While hedging activities reduce the risk of loss from changing market values of grain, such activities also limit the gain potential which otherwise could result from changes in market prices of grain. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity and Capital Resources - Results of Operations for Years Ended August 31, 1997, 1998 and 1999 - Grain Marketing".

     Approximately 41%, 43% and 37% of grain revenues were from export sales or sales to domestic customers for export in 1997, 1998 and 1999, respectively. Foreign sales of grain generally are paid in U.S. Dollars. Export-related sales are affected by the level of grain production in foreign countries.
Furthermore, export-related sales are subject to international political events and changes in other countries' trade policies which are not within the control of the United States or Farmland.
  PROPERTY

     Farmland owns or leases, 26 inland elevators and one export elevator in the United States with a total capacity of approximately 178.8 million bushels of grain.


INTERNATIONAL GRAIN

     Farmland's international grain trading subsidiaries (collectively referred to as "Tradigrain") transact business in all major grains, soyoil, and sugar. Final consumers are either governmental entities, private companies or other major grain companies throughout the world.

     Tradigrain's purchases of grain are made on a cash basis and its sales of grain are mostly made against confirmed letters of credit. Furthermore, Tradigrain may take long or short grain positions. These positions are accounted for on a mark-to-market basis and the gain or loss is recognized as a component of net income.

RESEARCH

          Farmland operates a research and development farm for the primary purpose of developing improvements in nutrition, breeding and feeding practices of livestock and pets. We also conduct research at our pork processing facilities directed toward product development and process improvement. Additionally, Farmland formed a five-year research alliance, beginning in 1997, with Kansas State University.

   Expenditures related to product research and process improvements sponsored by Farmland amounted to $2.1 million, $2.4 million and $2.4 million for 1997, 1998 and 1999, respectively.


CAPITAL EXPENDITURES AND INVESTMENTS IN VENTURES

          In 1999, Farmland made capital expenditures totaling $121.2 million and investments in ventures totaling $23.3 million.

          The Farmland Board has authorized expenditures (of which $32.8 million was committed as of August 31, 1999) of up to $221.9 million for capital additions and improvements during the years 2000 and 2001. The majority of these expenditures are in the crop production, pork processing and marketing, beef processing and marketing and petroleum businesses and are primarily for plant improvements. From time to time, management may recommend additional capital projects to Farmland's Board of Directors for approval.

          We intend to fund our capital program with cash from operations, through borrowings or through other capital market transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources."


YEAR 2000

      Farmland formalized its Year 2000 program in the fall of 1997. Year 2000 readiness was defined by criteria which, if satisfied, would demonstrate that systems and applications programs function correctly after the turn of the century without abnormal results. Further, minimum acceptance testing procedures for evaluating whether systems and applications met Year 2000 compliance criteria were defined. In addition, systems and applications were categorized as "high risk" or "low risk" according to the respective level of impact on the continuation of business by Farmland at the turn of the century.
      A comprehensive information technology ("IT") software inventory and assessment was then completed. As a result of this readiness assessment, we believe that all noncompliant systems have been identified.

      To address the state of readiness condition, Farmland established an Oversight Committee consisting of the Chief Information Officer, the Chief Financial Officer and General Counsel of Farmland and a Year 2000 Program Office.

      The Oversight Committee has responsibility for both IT and non-IT systems (embedded technologies such as microcontrollers built into machinery) and has a direct reporting relationship to the Farmland Board of Directors. The Oversight Committee has delegated Year 2000 compliance responsibility for non-IT systems to management of the respective plants or facilities. Farmland contracted with an outside vendor to inspect and remediate all processor related Year 2000 issues in its meat plants. This inspection and remediation has been completed. We have not separately tracked the replacement cost and time related to non-IT systems. However, we believe these costs have not had a material adverse effect on our operating results.
                                    Page 11

      The Program Office, which is the working arm of the Oversight Committee, organizes and administers Year 2000 projects related to IT systems. The Program Office maintains a detailed project plan to complete and test projects within specific time frames. The Program Office continuously monitors the status of the SAP implementation and re-assesses the risk areas depending on movement of that system's implementation schedule. The Program Office provides a monthly update of Year 2000 progress to the Oversight Committee. The Program Office has revised the estimated hours required for Year 2000 projects related to IT systems to approximately 45,500 hours and the overall cost to approximately $6.5 million. Through October 1999, approximately 44,000 hours of such work had been performed. The remaining work primarily relates to final testing of the effectiveness of the remediation work performed. The targeted completion of the remaining work is December 1, 1999.

      Farmland believes all significant modifications required to reach a state of readiness for Year 2000 have been completed. However, despite all reasonable efforts to resolve our Year 2000 issues, as described above, no assurances can be given that the level of Year 2000 readiness actually attained will eliminate all potential material effects that Year 2000 problems might have on our business, results of operation, or financial condition. It is not, and will not, be possible for us to represent that we have achieved complete Year 2000 compliance.

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

      Farmland has distributed a survey to its significant customers and vendors to determine their state of Year 2000 readiness. However, responses to the survey questionnaire have not provided a basis to conclude whether such customers and vendors are Year 2000 compliant. Further, we have not conducted and do not plan to conduct tests designed to confirm compatibility of our information systems as modified for Year 2000 issues with those of significant customers and vendors. Farmland will rely on the integrity of its vendors and customers to resolve their Year 2000 issues.


GOVERNMENT REGULATION

          Farmland's business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public's interest by promoting fair trade practices, safety, health and welfare. Farmland believes that its operating procedures conform to the intent of these laws and that we currently are in compliance with all such laws, the violation of which could have a material adverse effect on us.

          Certain policies may be implemented from time to time by the United States Department of Agriculture, the Department of Energy or other governmental agencies which may impact the demands of farmers and ranchers for our products or which may impact the methods by which certain of our operations are conducted. Such policies may have a significant impact on any or all of Farmland's operating businesses.

      The Federal Agriculture Improvement and Reform Act ("FAIR") represents the most significant change in government farm programs in more than 60 years.
Under FAIR, the former system of variable price-linked deficiency payments to farmers has been replaced by a program of fixed payments which decline over a seven-year period from 1996 to 2002. To compensate for adverse market and weather conditions, additional transfer payments were made by the Federal government during 1998 and 1999. FAIR eliminates federal planting restrictions and acreage controls. Farmland believes that FAIR was intended to accelerate the trend toward greater market orientation and reduced Government influence on the agricultural sector. As a result, we expect the number of acres under cultivation to increase over a long period of time. This increase may favorably impact demand of producers for our plant nutrients and crop protection products and fuels. Whether demand for our products is favorably impacted depends in a large part on whether U.S. agriculture becomes more competitive in world markets as this industry moves toward greater market orientation, the extent which governmental actions expand international trade agreements and whether market access opportunities for U.S. agriculture is increased.

          The U.S. Congress has in the past considered, and may in the future consider, trade measures which, if passed, could enhance agricultural export potential. Farmland believes "fast-track" (legislation which would authorize the President to submit a trade agreement to Congress with the assurance that it will be voted on within 90 days and not be subject to amendments), China normal trading relations, and removal of trade sanctions and language to prohibit embargoes could benefit U.S. agricultural interests by opening markets, increasing exports and expanding trade opportunities with countries which import agricultural products. Absent such legislation, our access to international markets may be adversely impacted.

          Management is not aware of any newly implemented or pending policies, other than as discussed above, having a significant impact or which may have a significant impact on our operations.


EMPLOYEE RELATIONS

          At August 31, 1999, Farmland had approximately 17,700 employees. Approximately 44% of the our employees were represented by unions having national affiliations. Farmland considers its relationship with employees to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on our operating results. Current labor contracts expire on various dates through April 2002.


PATRONAGE REFUNDS AND DISTRIBUTION OF ANNUAL EARNINGS

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings means income before income tax determined in accordance with generally accepted accounting principles. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses. The member-sourced earnings (after handling of member-sourced losses) are returned to members as patronage refunds in the form of qualified and/or nonqualified written notices of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid.

      A qualified patronage refund must be paid at least 20% in cash. The portion of the qualified patronage refund not paid in cash (the allocated equity portion) is currently paid by Farmland in common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to pay the allocated equity portion in any other form or forms of equities. The allocated equity portion of the qualified patronage refund is determined annually by the Board of Directors. Farmland is allowed an income tax deduction for the total amount (the cash portion and the allocated equity portion) of its qualified patronage refunds.

      Nonqualified patronage refunds may be paid entirely in allocated equity; there is no minimum cash requirements. Nonqualified patronage refunds paid by Farmland have been recorded as book credits in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to record the nonqualified patronage refund in any other form or forms of nonpreferred equities. Farmland is not allowed an income tax deduction for a nonqualified patronage refund in the year paid. The nonqualified patronage refund is deductible for federal income tax purposes only when such nonqualified written notices of allocation are redeemed for cash or tangible property.
                                    Page 13

      For the years ended 1997, 1998 and 1999, patronage refunds authorized by the Board of Directors were:

                     Cash or Cash
                      Equivalent            Non-Cash Portion      Total Patronage
                      Portion of              of Patronage            Refunds
                   Patronage Refunds             Refunds

                                       (Amounts in Thousands)
1997...............   $       40,228          $        68,079         $     108,307
1998...............   $       23,593          $        35,528         $      59,121
1999...............   $        6,054          $        24,215         $      30,269


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


EQUITY REDEMPTION PLANS

          The Equity Redemption Plans described below, namely the base capital plan, the estate settlement plan and the special equity redemption plans (collectively, the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are not binding upon the Board of Directors or Farmland, and the Board of Directors reserves the right to redeem, or not redeem, any of Farmland's equities without regard to whether such action or inaction is in accordance with the Plans. Factors which the Board of Directors may consider in determining when and under what circumstances, Farmland may redeem equities include, but are not limited to, the terms of our base capital plan and other equity redemption plans, results of operations, financial position, cash flow, capital requirements, long-term financial planning needs, income and other tax considerations and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of Farmland and our owners will be protected.
   BASE CAPITAL PLAN

          For the purposes of acquiring and maintaining adequate capital to finance Farmland's business, the Board of Directors has established a base capital plan.

          The base capital plan provides a mechanism for determining Farmland's total capital requirements and each voting member's and associate member's share (referred to as the "Base Capital Requirement"). As part of the Base Capital Plan, the Board of Directors may, in its discretion, provide for redemption of Farmland common shares or associate member common shares held by voting members or associate members whose holdings of common shares or associate member shares exceed the voting members' or associate members' Base Capital Requirement. The base capital plan provides a mechanism under which the cash portion of the patronage refund payable to voting members or associate members will depend upon the degree to which such voting members or associate members meet their Base Capital Requirements.

   ESTATE SETTLEMENT PLAN

      The estate settlement plan provides that equity holdings of deceased natural persons (except for equity purchased and held for less than five years) be redeemed at par value. This provision is subject to a limitation of $1.0 million in any one fiscal year without further authorization by the Board of Directors for such year.

   SPECIAL EQUITY REDEMPTION PLANS

      From time to time, Farmland has redeemed portions of its outstanding equity under various special equity redemption plans. The special equity redemption plans have been and may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The special equity redemption plans are not binding upon the Board of Directors or Farmland, and the Board of Directors reserves the right to redeem, or not redeem, any equities without regard to whether such action or inaction is in accordance with the special equity redemption plans.

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

      Presented below are the amounts of equity approved for redemption by the Board of Directors of Farmland and Farmland Foods under the base capital plan, the estate settlement plan and special equity redemption plans for each of the years in the three-year period ended 1999. During the third quarter of 1998, Farmland approved and paid a special equity redemption of approximately $50.0 million. Substantially all other amounts approved for redemptions are paid in cash in the year following approval.

                                        Estate
                Base Capital        Settlement and
              Plan Redemptions      Special Equity        Total Plan
                                    Redemptions(A)        Redemptions

                 (Amounts in Thousands)
           <c
             >
1997.......  $      17,228         $      11,492        $      28,720
1998.......  $       8,868         $      50,103        $      58,971
1999.......  $         -0-         $         377        $         377

(a)Includes redemptions of preferred stock.



ITEM 3.        LEGAL PROCEEDINGS

          Management believes there is no litigation existing or pending against Farmland or any of its subsidiaries that, based on the amounts involved or the defenses available, would have a material adverse effect on our financial position except for the pending tax litigation relating to Terra, as explained in Note 6 of the Notes to Consolidated Financial Statements. See "Business and Properties - Business - Business Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources".



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF EQUITY HOLDERS

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of equity holders.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          There is no established public market for the voting common stock, associate member common stock and capital credits of Farmland. We believe that it is highly unlikely that a public market for these equities will develop in the foreseeable future for the following reasons:

1.The common stock, associate member common stock and capital credits are nondividend bearing;

2.The common stock, associate member common stock and capital credits are not transferable without consent of the Farmland Board of Directors.

3.The amount of patronage refunds a holder, who is eligible to receive patronage refunds, may receive is dependent on the earnings of Farmland attributable to the quantity or value of business such holder transacts with Farmland and not on the amount of equity held. See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings" included herein; and

4.Farmland may redeem its equities from time to time at the sole and absolute discretion of the Board of Directors. See "Business and Properties - Business - Equity Redemption Plans" included herein.

          At August 31, 1999 there are approximately 3,500 holders of common shares, 550 holders of associate member shares and 6,600 holders of capital credits based on holders of record.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 1999 are derived from the Consolidated Financial Statements of Farmland, which have been audited by KPMG LLP, independent certified public accountants. The information set forth below should be read in conjunction these Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                    Year Ended August 31

                                        1995              1996              1997             1998              1999

                                                               (Amounts in Thousands)
SUMMARY OF OPERATIONS:<F1>(1)
Net Sales.....................     $   7,256,869     $  9,788,587      $   9,147,507      $  8,775,046    $   10,709,073
Operating Income of Industry
  Segments(2)<F2>.............           323,254          291,781            295,626           192,874           181,852
Interest Expense..............            53,862           62,445             62,335            73,645            90,773
Net Income....................           162,799          126,418            135,423            58,770            13,865



DISTRIBUTION OF NET INCOME:
Patronage Refunds:


  Allocated Equity............      $     61,356      $    60,776       $     68,079      $     35,528    $       24,215
  Cash and Cash
  Equivalents.................            33,061           32,719             40,228            23,593             6,054
Earned Surplus and Other
  Equities....................            68,382           32,923             27,116              (351)          (16,404)

                                    $    162,799      $   126,418       $    135,423      $     58,770    $       13,865




BALANCE SHEETS:
Working Capital...............      $    319,513      $   322,050       $    242,211      $    435,482    $      450,439
Property, Plant and
  Equipment, Net..............           592,145          717,224            783,108           827,149           833,203
Total Assets..................         2,185,943        2,568,446          2,645,312         2,874,618         3,257,649
Long-Term Borrowings
  (excluding
  current maturities).........           469,718          616,258            580,665           728,103           808,413
Capital Shares and
  Equities....................           687,287          755,331            821,993           912,696           917,327

<F1>

1.   See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and
     Capital Resources" for a discussion of the pending income tax litigation relating to Terra, a former subsidiary of Farmland.
<F2>
2.   Includes segment gross income, segment selling, general, and administrative expenses, and the segment's equity in income (loss)
     of investees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Farmland has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the "continuous debt program") and bank lines of credit.

          Farmland's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the year ended August 31, 1999, the outstanding balance of demand certificates decreased by $3.7 million and the outstanding balance of subordinated debenture bonds increased by $101.1 million. The continuous debt security program has been suspended temporarily until a prospectus containing information describing the proposed unified company has been filed and approved.

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

      If unification with Cenex Harvest States occurs, we believe it is likely that the Credit Facility will be replaced with a new credit facility. However, there is no assurance that United Country Brands will be successful in negotiating an adequate credit facility.

          Farmland pays commitment fees under the Credit Facility equal to 22.5 basis points annually on the unused portion of the short-term credit and 1/4 of 1% annually on the unused portion of the long-term credit. In addition, Farmland must comply with the Credit Facility's financial covenants regarding working capital, the ratio of certain debts to average cash flow and the ratio of equity to total capitalization, all as defined in the agreement. We are in compliance with all covenants of the Credit Facility. The short-term credit provisions of the Credit Facility are reviewed and/or renewed annually. The next scheduled review date is in May 2000. The revolving term provisions of the Credit Facility expire in May 2001.

          At August 31, 1999, Farmland had $368.5 million of short-term borrowings under the Credit Facility and $180.0 million of revolving term borrowings; additionally, $52.7 million of the Credit Facility was being utilized to support letters of credit issued on our behalf. As of August 31, 1999, under the short-term credit provisions, we had capacity to finance additional current assets of $231.1 million and, under the long-term credit provisions, we had capacity to borrow up to an additional $267.6 million.

          During April 1998, Farmland National Beef Packing Company, L.P. replaced its existing borrowing arrangements with a new five year $130.0 million credit facility. This facility, which expires March 31, 2003, is provided by various participating banks and these borrowings are nonrecourse to Farmland or Farmland's other affiliates. Farmland National Beef used a portion of this facility to repay in full its borrowings from Farmland. At August 31, 1999, Farmland National Beef had borrowings under this facility of $64.1 million and $3.3 million of the facility was being utilized to support letters of credit. Assets with a carrying value at August 31, 1999, of $241 million have been pledged by Farmland National Beef to support its borrowings under the facility.

      Leveraged leasing has been utilized to finance railcars and a significant portion of our fertilizer production equipment. In December 1997, Farmland entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed (presently scheduled for the second quarter of fiscal year 2000), Farmland will be obligated to make future minimum lease payments which, at that time, will have an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities.

          Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 1999, $62.2 million was borrowed.

          Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit primarily to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 1999, such borrowings totaled $108.3 million.

          In December 1997, Farmland sold 2 million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") at $50 per Preferred Share with an aggregate liquidation preference of $100 million ($50 liquidation preference per share). The Preferred Shares are not redeemable prior to December 15, 2022. On and after December 15, 2022, the Preferred Shares may be redeemed for cash at our option, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends. The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other security. Proceeds from the issuance of the Preferred Shares were used to call for early redemption approximately $47.6 million of principal and accumulated interest on certain subordinated debt securities and to redeem approximately $50.0 million of capital shares and equity.

          In the opinion of management, these arrangements for debt capital are adequate for our present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

          In the normal course of business, Farmland utilizes derivative commodity instruments, primarily related to grain, to limit its exposure to price volatility. These instruments consist mainly of grain contracts traded on organized exchanges and forward purchase and sales contracts in cash markets. The activities which limit the risk of loss also limit the potential for gain which otherwise could result from changes in market prices. Also, in the ordinary course of its international grain trading business, Farmland may take long or short grain positions. Such positions are accounted for on a mark-to-market basis and the gain or loss is recognized currently as a component of net earnings. See "Business and Properties - Business - Grain Marketing".

      Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual earnings before income tax in accordance with generally accepted accounting principles. Such earnings are then identified to the various patronage refund allocation units (groups of similar products or services) which have been established by the Board of Directors The earnings of each patronage refund allocation unit are then divided into 1) a patronage sourced portion determined on the basis of the quantity or value of business done by such allocation unit with or for its members who are eligible to receive patronage refunds and 2) a non-patronage sourced portion for which amounts are determined on the basis of the quantity or value of business done by such allocation unit with or for persons who are not eligible to receive patronage refunds, plus such net amount of earnings, expense or loss in an allocation unit which are unrelated to the cooperative operations carried on by Farmland for its members. The patronage sourced portion of each patronage refund allocation unit is allocated among the members transacting business with such allocation unit in the ratio that the quantity or value of the business done with or for each such member bears to the quantity or value of the business done with or for all of such members. The Board of Directors reasonably and equitability determines whether allocations within any allocation unit will be on the basis of the quantity or value. The non-patronage sourced portion of annual earnings and earnings unrelated to the cooperative operations carried on by Farmland for its members are transferred to earned surplus after appropriate reduction for income tax.

      Under Farmland's bylaws, patronage refunds are distributed to members from the member sourced earnings as determined above, unless the earned surplus account after such distribution is lower than 30% of the sum of the prior year-end balance of outstanding common shares, associate member shares, capital credits and patronage refunds for reinvestment. In such cases, the patronage refund is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member sourced income is so reduced is treated as nonmember-sourced income. The member sourced income remaining is distributed to members as patronage refunds. For the years 1997, 1998 and 1999, the earned surplus account exceeded the required amount by $101.7 million, $80.1 million and $57.3 million, respectively.

          The patronage refunds may be paid in the form of qualified or nonqualified written notices of allocation or cash. The nonqualified patronage refund and the allocated equity portion of the qualified patronage refund are sources of funds from operations which are retained for use in the business and which increase our equity base. Common shares and associate member common shares may be redeemed by cash payments from Farmland to holders of these equities who participate in Farmland's base capital plan. Common stock, associate member common stock, capital credits and other equities of Farmland and Farmland Foods may also be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described under "Business and Properties - Business - Equity Redemption Plans".

      The Board of Directors of this Association has complete discretion to determine the handling and ultimate disposition of the Association's patronage-sourced net losses (including allocation unit losses) and the form, priority and manner in which such losses or portions thereof are taken into account, retained, and ultimately disposed of or recovered. The Board may retain such losses of the Association and subsequently (i) dispose of them by offset against the net earnings of the Association of subsequent years, (ii) apply such losses to prior years' patronage allocation at any time in order to dispose of them by means of offset and cancellation against members' and patrons' equity account balances, or (iii) select and use any other method of disposition of such losses as the Board of Directors, in its sole discretion, from time to time determines.

      Net cash from operating activities for 1999 decreased $200.1 million compared to 1998, reflecting lower net income and an increase in accounts receivable and inventories, partially offset by an increase in accounts payable. Major uses of cash for 1999 include: $162.5 million used in operations, $121.2 million for capital expenditures, $38.2 million for acquisition of other long-term assets, and $23.6 million for patronage refunds distributed from income of the 1998 fiscal year.

      Major sources of cash include: $114.9 million from net increase in bank loans and other notes payable, $101.3 million from the net increase of subordinated debt certificates outstanding, $54.1 million of distributions from joint ventures, and $76.1 million from an increase in the balance of checks and drafts outstanding.

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

          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $317.3 million through August 31, 1999), or $403.1 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1999. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulated statutory interest thereon). The asserted federal and state income tax liabilities and accumulated interest would become immediately due and payable unless Farmland appealed the decision and posted the requisite bond to stay assessment and collection.

      In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest thereon related to the Company's 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, Farmland deposited funds with the IRS in the amount of the assessment. After making the deposit, we filed for a refund of the entire amount deposited.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on Farmland. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Facility") become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1999, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

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


RESULTS OF OPERATIONS FOR YEARS ENDED AUGUST 31, 1997, 1998 AND 1999

          Farmland's sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which these factors may impact our future operations. Farmland's cash flow and net income may continue to be volatile as conditions affecting agriculture and markets for our products change.

          The table below shows the increase (decrease) in sales and income by business segment in each of the years in the three-year period ended 1999, compared with the respective prior year.

                                                                          Change in Sales

                                                               1997             1998             1999
                                                             Compared         Compared         Compared
                                                            with 1996         with 1997        with 1998

                                                                        (Amount in Millions)
                                                         <c                                  <c
                                                           >                                  >
INCREASE (DECREASE) OF BUSINESS SEGMENT SALES:

  Plant Foods............................................. $  (73)            $   (94)        $  (155)
  Crop Protection.........................................     -                  (11)             -
  Petroleum...............................................    270                (195)           (183)
  Feed....................................................     47                 (68)             26
  Other Operating Units...................................      8                   7             117
  Pork Processing and Marketing...........................    283                (145)           (130)
  Livestock Production....................................     -                    3               7
  Beef Processing and Marketing...........................     55                 232             223
  North American Grain.................................... (1,221)               (133)            116
  International Grain.....................................    (10)                 32           1,913

TOTAL INCREASE (DECREASE) IN BUSINESS SEGMENT SALES....... $ (641)            $  (372)        $ 1,934

                                                                               Change in Business Segment Income

                                                                             1997             1998              1999
                                                                           Compared         Compared          Compared
                                                                           with 1996        with 1997         with 1998

                                                                                      (Amount in Millions)
INCREASE (DECREASE) OF BUSINESS SEGMENT INCOME OR LOSS:

  Plant Foods......................................................       $   (19)          $  (112)          $   (60)
  Crop Protection..................................................            (1)                2                 1
  Petroleum........................................................            32               (35)               18
  Feed.............................................................            (7)                4                 5
  Other Operating Units............................................            (3)                6                 3
  Pork Processing and Marketing....................................           (30)               33                19
  Livestock Production.............................................             4               (11)              (17)
  Beef Processing and Marketing....................................             6               (17)               27
  North American Grain.............................................            33                 5                 8
  International Grain..............................................            (6)               21                (3)

TOTAL INCREASE (DECREASE) IN BUSINESS SEGMENT INCOME OR LOSS.......       $     9           $  (104)          $     1
CORPORATE EXPENSES AND OTHER:
  General corporate expenses (increase) decrease...................        $    6            $   (8)          $   (26)
  Interest expense (increase)......................................            -                (11)              (17)
  Interest income increase.........................................            -                 -                  3
  Other income and deductions - net increase (decrease)............            (8)               11               (10)
  Corporate Equity in net income of investees increase.............             1                 3               -
  Income taxes decrease............................................             1                32           $     4

TOTAL INCREASE (DECREASE) IN NET INCOME............................        $    9            $  (77)          $   (45)




          In computing the change of business segment income or loss, income and expenses not identified to an industry segment and income taxes have been excluded. See Note 11 of the Consolidated Financial Statements.

Following is management's discussion of business segment sales, segment income or loss and other factors affecting Farmland's net income during 1997, 1998 and 1999.


PLANT FOODS

   SALES

      Plant foods unit sales in 1999 were comparable to unit sales in 1998; however, the average unit selling price for nitrogen-based plant foods decreased 16%. As a result, sales decreased $155.3 million, or 13%, in 1999 as compared to 1998. The nitrogen plant foods industry has experienced market price declines due to increased worldwide supplies of nitrogen and decreased demand for plant foods in response to decreased unit prices that producers realize for their grain. These adverse conditions were exacerbated by heavy spring rains throughout Farmland's market area, which restricted the use of fertilizer products. As a result of the above market conditions, Farmland temporarily ceased production of urea ammonia nitrate ("UAN") at our Lawrence, Kansas and Enid, Oklahoma facilities during the fourth quarter of 1999. We expect to commence production at these facilities in the second quarter of 2000 in order to meet expected demand during the 2000 year planting season.

      In 1998, plant foods unit sales increased 2% compared to 1997. However, unit prices for nitrogen-based plant foods decreased 15% and unit prices for phosphate-based plant foods decreased 7%. As a result, crop production sales decreased $94.4 million, or 7.5%, in 1998 compared with 1997. The decline in nitrogen-based plant foods prices resulted from pressures of rising capacity and inventories in the industry combined with decreased demand from East Asia and China.

      Plant foods sales decreased $73.5 million, or 5.5%, in 1997 compared with 1996. This decrease was primarily a result of lower unit sales of phosphate and nitrogen plant foods and lower phosphate-based plant foods prices partially offset by higher nitrogen prices.

   INCOME

      Income of the plant foods segment decreased from $93.0 million in 1998 to $32.6 million in 1999. This decrease was primarily attributable to lower unit margins on nitrogen plant foods products. Unit margins declined as additional global plant foods production capacity combined with reduced domestic demand continued to decrease selling prices of nitrogen products in 1999. Partially offsetting the decline in gross margin, plant foods realized a $7.7 million gain on the sale of phosphate rock reserves, a $4.1 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur and $4.3 million from settlement of litigation related to the acquisition of raw materials.

      Income of the plant foods segment decreased $112.2 million, or 55%, in 1998 compared with 1997. This decrease was primarily a result of lower nitrogen plant foods unit margins partially offset by higher unit margins for phosphate plant foods. Nitrogen margins decreased primarily due to lower selling prices which declined as a result of additional global plant foods production capacity combined with lower demand in the East Asian market, particularly China.

      Income of the plant foods segment decreased $19.4 million, or 9%, in 1997 compared with 1996. This decrease was primarily a result of higher natural gas costs which resulted in lower nitrogen plant foods unit margins and by a $2.3 million decrease in our share of net income from crop production ventures. The effect of this decrease was partially offset by higher unit margins related to the distribution of phosphate plant foods.

CROP PROTECTION

   SALES

      Sales of crop protection products are conducted primarily through two 50%- owned ventures, WILFARM LLC ("WILFARM") and Omnium LLC ("Omnium"), and are not included in consolidated sales.

   INCOME

      Income of the crop protection primarily consists of Farmland's share of venture income, which increased $0.8 million in 1999 as compared to 1998. The majority of this increase was attributable to a full year effect on WILFARM's margins of its seed business. WILFARM added seed to its product line in 1998.

      Income of the crop protection business increased $2.4 million in 1998 from 1997. Farmland's share of WILFARM's income increased $1.4 million, is due to improved operational efficiencies coupled with the expansion of the geographic market area into the mid-South (Arkansas, Alabama, Mississippi and Louisiana). In addition, WILFARM's margins improved due to a favorable shift of its product sales mix. The increase in Omnium, $0.8 million, is a result of improved production volumes and efficiencies compared with 1997.

      Income for the crop protection business decreased $1.2 million in 1997 as compared to 1996. The decrease is primarily attributable to WILFARM, which had lower margins combined with increased expenses.

PETROLEUM

   SALES

      Sales of the petroleum business decreased $182.8 million, or 16%, in 1999 compared to 1998. This decrease resulted in a 12% decrease in unit sales for refined fuels (gasoline, distillates and diesel) and a decrease in the average unit price for refined fuels and propane of 16% and 12%, respectively. The price decline was primarily due to a temporary excess of product supplies in the market relative to demand.

      In 1998, unit sales of refined fuels increased by 7.5% compared to 1997. However, dollar sales of this business segment decreased by $194.9 million, or 15%, primarily due to a 15% decrease in the average unit price of refined fuels and a 29% decrease in the average unit price of propane.

      Sales of the petroleum business increased $270.2 million, or 25%, in 1997 compared with 1996. This increase was principally attributable to expansion of capacity at the Coffeyville, KS refinery, which enabled us to increase unit sales of refined fuels. In addition, unit prices for these products were higher than in 1996.

   INCOME

      The petroleum business segment had income of $20.5 million in 1999 compared to $2.6 million in 1998. The increase in income is primarily a result of volatile market prices for energy products. In 1998, market prices fell sharply and we reduced our income and the carrying value of inventories by approximately $27.6 million to reflect this market value decline. In 1999, the market value increased. We increased income and the carrying value of petroleum inventories by $27.6 million to reflect this market value increase. In addition, we placed the operations of the Coffeyville refining in a venture which commenced operations on September 1, 1999. In anticipation of the venture's operations, we were able to liquidate certain LIFO inventories and realize a $14.5 million gain. These increases in income were partially offset by strong industry-wide production of refined fuels combined with lower demand for these products, which reduced the spread between crude oil costs and refined product selling prices.

      The petroleum business segment had income of $2.6 million in 1998 compared with $37.3 million in 1997. This decrease resulted primarily from the $27.6 million adjustment of year-end LIFO inventories to market value as explained above. Petroleum operating income also decreased as finished goods prices declined more than crude oil prices declined, resulting in lower unit margins.

      Segment income of the petroleum business increased $32.0 million in 1997 compared with 1996. This increase was primarily a result of higher margins coupled with increased unit sales. The higher margins are primarily attributable to an increase in the difference between crude oil prices and finished product prices, the ability of the refinery to process crude oil streams containing a higher proportion of sulfur and to production efficiencies resulting from increased refinery capacity.
FEED

   SALES

     Sales of the feed business increased $25.8 million in 1999 compared with 1998. This increase resulted primarily from higher unit sales due to geographic expansion partially offset by lower per ton selling prices for livestock feed and feed ingredients.

     Sales of the feed business decreased $68.3 million in 1998 compared with 1997. The decrease resulted primarily from lower prices. Unit sales were approximately the same volume as in the prior year.

     Sales of the feed business increased $47.2 million in 1997 compared with 1996. This increase resulted primarily from higher unit prices of feed ingredients combined with a slight increase in volume.

  INCOME

     Income of the feed business increased $4.7 million in 1999 compared to 1998. The increase was primarily due to higher unit margins on pet/specialty/equine feeds.

     Income of the feed business increased $4.0 million in 1998 compared with 1997. The increase was primarily attributable to higher margins per ton in livestock feed, feed ingredients and pet/specialty/equine feeds as well as lower expenses.

     Income of the feed business decreased $6.7 million in 1997 compared with 1996. This decrease was primarily attributable to declining sales through traditional local cooperative channels and an increase in sales to lower margin commercial accounts.

PORK PROCESSING AND MARKETING

  SALES

     Sales from the pork processing and marketing business decreased $130.4 million in 1999 compared with 1998. The decrease was attributable to decrease in unit sales price of approximately 11% partly offset by a 3% increase in the number of hogs processed.

     The Company's pork processing and marketing business sales decreased $145.2 million in 1998 compared with 1997. The decrease was attributable to a decrease in hog prices partly offset by a 9% increase in the number of hogs processed.

     The Company's pork processing and marketing business sales increased $283.5 million in 1997 compared with 1996. The increase was largely attributable to increased unit volume primarily resulting from the operations of pork processing plants acquired during the third and fourth quarters of 1996.

     INCOME

     Income of the pork processing and marketing segment increased $19.0 million in 1999 compared with 1998. The increase was primarily due to increased gross margins as the decline in live hog prices was greater than the decline in the selling price of fresh pork. This increase in gross margins was partially offset by an increase in promotional, advertising and storage expenses.

     Income of the Company's pork processing and marketing segment increased $33.0 million in 1998 compared with 1997. The increase was primarily due to increased gross margins in pork processing.
     Income of the pork processing and marketing segment decreased $29.9 million in 1997 compared with 1996. The decrease was primarily due to increased cost of live hogs and to the increased selling and administrative expenses related to the pork processing business.


LIVESTOCK PRODUCTION

  INCOME

     The livestock production segment had a loss of $24.8 million in 1999 compared to a loss of $8.2 million in 1998. The increased loss was primarily due to lower live hog prices partially offset by lower selling and administrative expenses.

     The livestock production segment had a loss of $8.2 million in 1998 compared to income of $3.3 million in 1997. The decrease was primarily due to lower live hog prices.

     The livestock production segment had income of $3.3 million in 1997 compared with a loss of $0.7 million in 1996. This improvement was primarily due to an increase in live hog prices.


BEEF PROCESSING AND MARKETING

  SALES
     Sales from beef processing and marketing business increased $223.0 million in 1999 compared with 1998. The increase was attributable to higher unit sales prices.

     Beef processing and marketing business sales increased $232.1 million in 1998 compared with 1997. The increase was attributable to increases of approximately 15% in the number of cattle processed partly offset by lower wholesale prices for beef.

     Beef processing and marketing business sales increased $54.9 million in 1997 compared with 1996. This increase was due to the increase of the number of cattle processed and higher wholesale prices for beef.

  INCOME

     Income of the beef processing and marketing segment increased $27.5 million in 1999 compared with 1998. The increase was primarily due to increased selling prices, stable cost of raw product, and a decrease in selling and administrative expenses.

     Income of the beef processing and marketing segment decreased $17.5 million in 1998 compared with 1997. The decrease was primarily due to lower unit margin partially offset by an increase in the number of cattle processed.

     Income of the beef processing and marketing segment increased $6.4 million in 1997 compared with 1996. The increase was primarily due to increased beef unit sales and increased margin per head of cattle.


NORTH AMERICAN GRAIN

  SALES

     North American grain sales increased $116.3 million, or 6% in 1999 compared to 1998. This increase is primarily due to an increase in unit sales related to feed grains.
     In 1998, unit sales increased 4%. However, commodity prices decreased and sales declined from $2.2 billion in 1997 to $2.1 billion in 1998.

     North American grain sales decreased $1.2 billion in 1997 compared with 1996. This decrease resulted from decreases in both unit sales (primarily due to a reduction in export sales) and unit prices.

  INCOME

     North American grain's segment income increased $7.7 million in 1999 compared to 1998. The increase is a result of increased margins and reduced expenses.

     North American grain income increased $4.9 million in 1998 compared with 1997. This increase resulted primarily from higher storage revenues.

     The North American grain segment had income of $2.5 million in 1997 compared with a loss of $30.9 million in 1996. This increase in operating income was primarily attributable to higher margins combined with increased storage income.


INTERNATIONAL GRAIN

  SALES

     International Grain's sales increased $1.9 billion in 1999 compared to 1998. The primary cause of this increase in sales is the change in Tradigrain's business from grain brokerage operations to buy/sell operations. Due to this change, it is appropriate for Tradigrain to record the full value of the grain sold as revenue ($2.0 billion in 1999) and the related cost of grain acquisition as cost of goods sold ($1.9 billion in 1999), rather than recognizing as revenue
only the net margins on grain transactions.   For 1997 and 1998, the net margin
recognized as revenue totaled $31.2 million and $63.5 million, respectively.

The gross value of these transactions for 1997 and 1998 totaled $2.3 billion and $1.7 billion, respectively.

  INCOME

     Income of the international grain business decreased $2.7 million in 1999 compared to 1998 primarily as a result of increased administrative expenses.

     Income of the international grain business increased $21.2 million in 1998 compared to 1997. This increase was primarily attributable to higher margins on wheat, oil, and meal and lower selling, general and administrative expenses.

     Income of the international grain business decreased $5.8 million in 1997 compared to 1996. In the ordinary course of its international grain trading business, Tradigrain may take long or short positions in grain. In 1997, a late spring freeze in certain wheat producing areas of the United States caused short-term grain market price volatility. The grain market price movement adversely impacted the market value of Tradigrain's grain positions and its operating results for that year.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      SGA increased $48.8 million, or 11%, in 1999 compared with 1998. SGA directly associated with business segments increased $22.7 million (primarily related to the pork business and acquisition of SF Services, Inc.) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments increased $26.1 million primarily as a result of the increased cost of management information systems and increased expenses related to geographic expansion.

      Selling, general and administrative expenses ("SG&A") increased $22.6 million, or 5.5%, in 1998 compared with 1997. SG&A directly associated with business segments increased $15.1 million (primarily related to the grain marketing and meats businesses) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments increased $7.5 million primarily as a result of the increased cost of management information systems and the acquisition of SF Services, Inc.

          SG&A increased $40.4 million, or 11%, in 1997 compared with 1996.
SG&A directly associated with business segments increased $45.8 million (primarily associated with the food processing and marketing segment) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments decreased $5.4 million primarily as a result of lower employee-related costs.


OTHER INCOME (DEDUCTIONS)

   INTEREST EXPENSE

      Interest expense increased $17.1 million in 1999 compared with 1998, primarily reflecting higher average borrowings.

      Interest expense increased $11.3 million in 1998 compared with 1997, primarily reflecting higher average borrowings.

      Interest expense decreased $0.1 million in 1997 compared with 1996, reflecting lower average borrowings offset by a slight increase in the average interest rate.

   OTHER, NET

      Other income was $43.3 million in 1999, $30.3 million in 1998, and $22.5 million in 1997. Significant components of the increase in 1999 compared to 1998 include a $7.7 million gain on the sale of phosphate rock reserves, $4.3 million from litigation relating to the purchase of raw materials (natural gas) consumed in producing nitrogen fertilizers and $4.1 million from closing futures contracts used to hedge anticipated purchase of natural gas which purchases are no longer anticipated due to temporary suspension of production of the Enid, Oklahoma and Lawrence, Kansas UAN facilities, and have been included in the income of the plant foods business segment..

      The increase in 1998 compared to 1997 of $7.8 million is principally a gain of $7.2 million on the sale of a 3.8% interest in National Beef Packing Co. L.P. and a $2.2 million gain on the sale of Cooperative Service Company, a wholly owned subsidiary engaged in insurance and auditing services.


CAPITAL EXPENDITURES

      See "Business and Properties - Business - Capital Expenditures and Investments in Ventures."


MATTERS INVOLVING THE ENVIRONMENT

          Farmland is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, as we use hazardous substances and generate hazardous wastes in the ordinary course of our manufacturing processes. Liabilities related to remediation of contaminated properties are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of Farmland's share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

          Farmland wholly or jointly owns or operates 27 grain elevators and 65 manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. Farmland also has been identified as a potentially responsible party ("PRP") under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. We are investigating or remediating contamination at 31 properties under CERCLA and/or the state and federal hazardous waste management laws. During 1997, 1998 and 1999, we paid approximately $4.6 million, $3.1 million and $7.2 million, respectively, for environmental investigation and remediation.

          Farmland currently is aware of probable obligations for environmental matters at 41 properties. As of August 31, 1999, we had an environmental accrual in our Consolidated Balance Sheet for probable and reasonably estimated cost for remediation of contaminated property of $13.3 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate. Farmland has also recorded, as a receivable, approximately $4.0 million of estimated, probable insurance proceeds related to an environmental issue which has been remediated.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management's opinion, it is reasonably possible that Farmland may incur $9.7 million of costs in addition to the $13.3 million which has been accrued.

          Under the Resource Conservation Recovery Act of 1976 (' 'RCRA''), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $4.9 million at August 31, 1999 (and is in addition to the $9.7 million discussed in the prior paragraph). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

          There can be no assurance that the environmental matters described above, or environmental matters which may develop in the future, will not have a material adverse effect on our business, financial condition or results of operations.

          Protection of the environment requires us to incur expenditures for equipment or processes. These expenditures may impact our future net income. However, we do not anticipate that our competitive position will be adversely affected by such expenditures or by laws and regulations enacted to protect the environment. Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1997, 1998 and 1999, Farmland had capital expenditures of approximately $8.4 million, $8.7 million and $6.5 million, respectively, to improve our environmental compliance and the efficiency of our operations. Management believes we currently are in substantial compliance with existing environmental rules and regulations.


RECENT ACCOUNTING PRONOUNCEMENTS

      Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 2000 as a result of SFAS No. 137. Farmland is currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on its financial statements.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Farmland is including the following cautionary statement in this Form to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.

      Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the effects of actual, pending and possible legislation and regulation (including, but not limited to, the effects of FAIR, "fast-track" and certain environmental laws), the anticipated expenditures for environmental remediation, the consequences of an adverse judgment in certain litigations (including the Terra litigation), our ability to fully and timely complete modifications and expansions with respect to certain manufacturing facilities, the redemption of the our various equities, the adequacy of certain raw material reserves and supplies, our ability to complete our unification with Cenex Harvest States, and the Company's ability to resolve Year 2000 issues with respect to its financial, informational and operational systems. Discussion containing such forward-looking statements is found in the material set forth under

"Business and Properties" (including, without limitation, "Business Risk Factors"), "Market for the Registrant's Common Equity and Related Stockholder Matters", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", as well as within this Form 10-K generally.
      Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of,
Farmland:

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

6.Regulatory delays and other unforeseeable obstacles beyond our control that may affect growth strategies through unification (including our proposed unification with Cenex Harvest States), acquisitions and investments in ventures.

7.Competitors in various segments which may be larger than Farmland, offer more varied products or possess greater resources.

8.Technological changes (including "Year 2000" compliance issues) are more difficult or expensive to implement than anticipated.

9.Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments and environmental remediation costs in excess of amounts accrued.

10.The factors identified in "Business and Properties - Business - Business Risk
  Factors".



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY ANALYSIS

      Farmland is exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Within limits approved by the Board of Directors, our international grain trading subsidiary, Tradigrain, may take net long or short commodity positions. Otherwise, Farmland does not hold or issue derivative instruments for trading purposes. Commodities to which we have risk exposure include: feedgrains, wheat, oilseeds, sugar, cattle, hogs, natural gas, crude oil and refined fuels. Farmland maintains risk management control systems to monitor its commodity risks and the offsetting hedge positions.

      The following table presents one measure of market risk exposure using sensitivity analysis. Market risk exposure is defined as the change in the fair value of the derivative commodity instruments assuming a hypothetical change of 10% in market prices. Actual changes in commodity market prices may differ from hypothetical changes. Fair value was determined for derivative commodity contracts using the average quoted market prices for the three near-term contract periods. For derivative commodity instruments, fair value was based on the Company's net position by commodity at year-end. The market risk exposure excludes the underlying positions that are being hedged. The underlying commodities hedged have a high inverse correlation to price changes of the derivative commodity instruments.

     Effect of 10% Change in Fair Value
               As of August 31

            (Amounts in Millions)
DERIVATIVE COMMODITY CONTRACTS:
                                 1998  1999

Grains:
  Trading....................   $10.4 $18.9
  Other than trading.........   $ 6.5 $23.0
Energy, other than trading...   $11.2 $11.3
Meats, other than trading....   $ 0.6 $ 3.2


      Farmland uses interest rate swaps to hedge a portion of its variable interest rate exposure and uses foreign currency forward contracts to hedge its exposure related to certain foreign currency denominated transactions. Assuming an adverse interest rate movement of 100 basis points, the impact on fair value of interest positions held at August 31, 1998 and 1999 would be $3.1 million and $1.6 million, respectively. Assuming an adverse movement in the foreign currency spot price of 10%, the impact on fair value of currency positions held at August 31, 1998 and 1999 would be $4.1 million and $2.6 million, respectively. Market risk on other than trading transactions is not material to our results of operations or financial position, as we have offsetting physical positions. The market risk of trading positions is unlikely to have a material impact on our financial position, but could have a material impact on our results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FARMLAND CONSOLIDATED FINANCIAL STATEMENTS


    Independent Auditors' Report ...............................34

    Consolidated Balance Sheets, August 31, 1998 and
    1999 .......................................................35

    Consolidated Statements of Operations for each of
    the years in the three-year period ended August
    31, 1999 ...................................................37

    Consolidated Statements of Cash Flows for each of
    the years in the three-year period ended August
    31, 1999 ...................................................38

    Consolidated Statements of Capital Shares and
    Equities for each of the years in the three-year
    period ended August 31, 1999 ...............................40

    Notes to Consolidated Financial Statements .................41

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors
Farmland Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1998 and 1999, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1999, in conformity with generally accepted accounting principles.




KPMG LLP




Kansas City, Missouri
October 15, 1999

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                           August 31

                                                                 1998                1999

                                                                  (Amounts in Thousands)
Current Assets:
  Cash and cash equivalents.................................$        7,334     $             0
  Accounts receivable - trade...............................       596,415             794,237
  Inventories (Note 2)......................................       725,967             840,504
  Deferred income taxes (Note 6)............................        61,844              49,495
  Other current assets......................................       145,151             153,833


       Total Current Assets.................................$    1,536,711     $     1,838,069




Investments and Long-Term Receivables (Note 3)              $      298,402     $       329,729



Property, Plant and Equipment (Notes 4 and 5):
  Property, plant and equipment, at cost....................$    1,680,373     $     1,744,252
  Less accumulated depreciation and amortization............       853,224             911,049


  Net Property, Plant and Equipment.........................$      827,149     $       833,203
Other Assets................................................$      212,356     $       256,648







Total Assets................................................$    2,874,618     $     3,257,649


FN>
See accompanying Notes to Consolidated Financial Statements.

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND EQUITIES

                                                                                          August 31

                                                                                 1998                1999

                                                                                 (Amounts in Thousands)
Current Liabilities:
  Short-term notes payable (Note 5)......................................   $      408,639      $      546,180
  Current maturities of long-term debt (Note 5)..........................           38,946              44,771
  Accounts payable - trade...............................................          330,043             463,296
  Other current liabilities..............................................          323,601             333,383

       Total Current Liabilities.........................................   $    1,101,229      $    1,387,630


Long-term Liabilities:
  Long-term borrowings (excluding current maturities) (Note 5)...........   $      728,103      $      808,413
  Other long-term liabilities............................................           31,942              40,212

       Total Long-Term Liabilities.......................................   $      760,045      $      848,625


Deferred Income Taxes (Note 6)...........................................   $       65,177      $       63,058


Minority Owners' Equity in Subsidiaries (Note 7)                            $       35,471      $       41,009


Capital Shares and Equities (Note 8):
  Preferred shares, Authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated at redemption value, $50 per share,
  2,000,000 shares issued and outstanding ...............................  $       100,000      $      100,000
  Other preferred shares, $25 par value, 2,743 shares issued and
  outstanding (2,838 shares in 1998) ....                                               71                  69

  Common shares, $25 par value -
  Authorized 50,000,000 shares,
  20,321,160 shares issued and outstanding
  (18,072,136 shares in 1998) ...........................................          451,804             508,029

  Associate member common shares
  (nonvoting), $25 par value - Authorized 2,000,000 shares, 1,075,560 shares issued and outstanding
  (1,140,304 shares in 1998) ............................................           28,508              26,889


  Earned surplus and other equities......................................          332,313             282,340


       Total Capital Shares and Equities.................................   $      912,696      $      917,327


Contingent Liabilities and Commitments (Notes 5, 6 and 9)

Total Liabilities and Equities.............................................$     2,874,618      $    3,257,649


See accompanying Notes to Consolidated Financial Statements.

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended August 31

                                                                  1997                 1998               1999

                                                                             (Amounts in Thousands)
Sales.......................................................  $    9,147,507      $    8,775,046      $   10,709,073
Cost of sales...............................................       8,580,826           8,299,505          10,231,081


Gross income................................................  $      566,681      $      475,541      $      477,992


Selling, general and administrative expenses................  $      409,378      $      431,999      $      480,839


Other income (expense):
   Interest expense.........................................  $      (62,335)     $      (73,645)     $      (90,773)
   Interest income..........................................           5,352               5,436               8,337
   Other, net (Note 15).....................................          22,486              30,265              43,322

Total other income (expense)................................  $      (34,497)     $      (37,944)     $      (39,114)


Income (loss) before equity in net income of investees,
minority owners interest in net income of subsidiaries
   and income tax (expense) benefit.........................  $      122,806      $        5,598      $      (41,961)


Equity in net income of investees (Note 3)..................          49,551              56,434              65,510


Minority owners' interest in net income
   of subsidiaries..........................................          (8,684)             (7,005)            (17,727)


Net income before income taxes (Note 6)                              163,673              55,027               5,822

Income tax (expense) benefit (Note 6).......................         (28,250)              3,743               8,043


Net income ................................................. $      135,423      $       58,770      $       13,865



Distribution of net income (Note 8):
   Patronage refunds:
       Farm supply patrons..................................  $      101,262      $       51,513      $       20,320
       Pork marketing patrons...............................              -0-              1,274               4,050
       Beef marketing patrons...............................           6,458               3,817               5,420
       Grain marketing patrons..............................             585               2,517                 479
       Livestock production.................................               2                  -0-                  0

                                                              $      108,307      $       59,121      $       30,269
   Earned surplus and other equities........................          27,116                (351)            (16,404)



                                                              $      135,423      $       58,770      $       13,865


See accompanying Notes to Consolidated Financial statements.

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended August 31

                                                                    1997             1998               1999

                                                                             (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................  $   135,423       $    58,770       $    13,865
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:

  Depreciation and amortization...............................       90,351           101,833           109,184
  Equity in net income of investees...........................      (49,551)          (56,434)          (65,510)
  Minority owners' equity in net
    income of subsidiaries....................................        8,684             7,005            17,727
  (Gain) loss on disposition of investments...................         (552)           (9,450)              189
  Patronage refunds received in equities......................       (1,830)           (1,099)           (2,143)
  Proceeds from redemption of patronage equities..............        5,106             6,546             4,598
  Deferred income taxes.......................................       (1,469)             (641)           10,230
  Adjustment of LIFO inventories..............................           -0-           27,593           (27,593)
  Other.......................................................        1,951             1,029            (4,028)
  Changes in assets and liabilities (exclusive
    of assets and liabilities of businesses acquired):
    Accounts receivable.......................................       27,644            25,398          (181,454)
    Inventories...............................................       (9,343)           17,295           (76,190)
    Other assets..............................................        6,249             6,893           (30,592)
    Accounts payable..........................................      (26,091)          (67,286)          105,028

    Other liabilities.........................................       35,736           (79,784)          (35,791)


Net cash provided by (used in) operating activities...........  $   222,308       $    37,668       $  (162,480)


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................................  $  (158,655)      $  (108,837)      $  (121,184)
Distributions from joint ventures.............................       55,238            57,635            54,121
Acquisition of investments and notes receivable...............      (46,243)          (69,466)          (69,811)
Acquisition of other long-term assets.........................      (25,724)          (27,267)          (38,240)
Proceeds from sale of investments
  and collection of notes receivable..........................       24,758            40,884            61,993
Proceeds from sale of fixed assets............................        6,895            20,632            22,023
Acquisition of businesses, net of cash acquired...............       (3,515)           (2,766)           (5,829)
Other.........................................................           -0-            2,642              (233)


Net cash used in investing activities.........................  $  (147,246)         $(86,543)      $   (97,160)

See accompanying Notes to Consolidated Financial Statements

                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                            Year Ended August 31

                                                                  1997               1998              1999

                                                                           (Amounts in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds.............................. $   (32,511)        $   (40,449)      $    (23,593)
Payments for redemption of equities........................     (25,440)            (80,243)            (9,050)
Payments of dividends on preferred shares..................          (4)             (4,937)            (8,004)
Proceeds from bank loans and notes payable.................     337,407             612,634          2,739,865
Payments of bank loans and notes payable...................    (416,715)           (516,391)        (2,624,938)
Proceeds from issuance of subordinated debt
    certificates...........................................      86,132              99,309            121,630
Payments for redemption of subordinated
    debt certificates......................................     (37,455)            (66,000)           (20,376)
Net increase (decrease) in checks
    and drafts outstanding.................................      16,299             (47,243)            76,128
Proceeds from issuance of preferred shares.................          -0-            100,000                 -0-
Other increase (decrease)..................................      (2,775)               (471)               644


Net cash provided by (used in) financing activities........ $   (75,062)        $    56,209       $    252,306

Net increase (decrease) in cash and cash equivalents....... $        -0-        $     7,334       $     (7,334)
Cash and cash equivalents at beginning of year.............          -0-                 -0-             7,334

Cash and cash equivalents at end of year................... $        -0-        $     7,334       $         -0-



SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND INCOME
TAXES:
Interest................................................... $    57,650         $    76,087       $     77,143



Income tax expense (benefit), net of refunds............... $    13,922         $    13,446       $     (4,045)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Equities and minority owners' interest called
    for redemption......................................... $    28,579         $     8,868       $          -0-


Transfer of assets in exchange for investment in
    joint ventures......................................... $    10,292         $     4,601       $         300


Appropriation of current year's net income as
    patronage refunds...................................... $   108,307         $    59,121       $      30,269


Acquisition of businesses:
    Fair value of assets acquired.......................... $        -0-        $   168,409       $      32,883
    Goodwill...............................................       2,550              14,819              14,574
    Minority owners' investment............................         965                  -0-                 -0-

    Equity issuable........................................          -0-            (26,323)                 -0-
    Cash paid or payable...................................      (3,515)             (2,766)             (7,750)

Liabilities assumed........................................$        -0-         $   154,139       $      39,707


See accompanying Notes to Consolidated Financial Statements.

                        FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES

                                                                 Years Ended August 31, 1997, 1998 and 1999

                                                                                         Associate    Earned      Total
                                                                                           Member    Surplus     Capital
                                                      Preferred          Common            Common   and Other   Shares and
                                                       Shares            Shares            Shares    Equities    Equities

                                                                            (Amounts in Thousands)
BALANCE AT AUGUST 31, 1996.........................   $    1,264        $  414,503         $ 15,576  $  323,988 $  755,331
Appropriation of current year's net income.........           -0-               -0-              -0-    135,423    135,423
Patronage refund payable in cash transferred
  to current liabilities...........................           -0-               -0-              -0-    (40,228)   (40,228)
Base capital redemptions transferred
  to current liabilities...........................           -0-          (16,783)            (444)         -0-   (17,227)
Other equity redemptions transferred
  to current liabilities...........................       (1,189)           (6,737)            (302)     (2,963)   (11,191)
Prior year patronage refund allocation.............           -0-           53,269            5,640     (59,103)      (194)
Dividends on preferred shares......................           -0-               -0-              -0-         (4)        (4)
Exchange of common shares, associate
  member common shares and other equities..........           -0-           (2,566)           1,929         637         -0-
Issue, redemption and cancellation of equities.....           (3)              326             (151)        (89)


BALANCE AT AUGUST 31, 1997.........................   $       72        $  442,012         $ 22,248  $  357,661 $  821,993
Appropriation of current year's net income.........           -0-               -0-              -0-     58,770     58,770
Patronage refund payable in cash transferred
  to current liabilities...........................           -0-               -0-              -0-    (23,593)   (23,593)
Base capital redemptions transferred
  to current liabilities...........................           -0-           (8,738)            (130)         -0-    (8,868)
Prior year patronage refund allocation.............           -0-           60,238            7,551     (67,789)        -0-
Dividends on preferred shares......................           -0-                -0-             -0-     (6,933)     (6,933)

Exchange of common shares, associate
  member common shares and other equities..........           -0-         (2,058)         123         1,935            -0-
Equity issuable for purchase of
  SF Services, Inc.................................           -0-              -0-          -0-        26,323       26,323
Issue, redemption and cancellation of equities.....        99,999         (39,650)      (1,284)      (14,061)       45,004


BALANCE AT AUGUST 31, 1998.........................   $   100,071      $  451,804     $ 28,508    $  332,313    $  912,696
Appropriation of current year's net income.........             0               0            0        13,865        13,865
Patronage refund payable in cash transferred
  to current liabilities ....                                   0               0            0        (6,054)       (6,054)
Prior year patronage refund allocation.............             0          32,481        3,046       (35,527)            0
Dividends on preferred stock.......................             0               0            0        (8,004)       (8,004)
Exchange of common stock, associate member
  common stock and other equities                               0          (1,821)      (1,393)        3,214             0
Issue, redemption and cancellation of  equities....            (2)         25,565       (3,272)      (17,467)        4,824


BALANCE AT AUGUST 31, 1999.........................   $    100,069     $  508,029     $ 26,889     $ 282,340    $  917,327


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

          General -- The consolidated financial statements include the accounts of Farmland Industries, Inc. and all of its majority-owned subsidiaries ("Farmland", "we", "us", "our", or the "Company", unless the context requires otherwise). All significant intercompany accounts and transactions have been eliminated. When necessary, the financial statements include amounts based on informed estimates and judgments of management. Our fiscal year ends August 31. Accordingly, all references to "year" or "years" are to fiscal years ended August 31.

          Cash and Cash Equivalents -- Investments with maturities of less than three months are included as cash and cash equivalents.

          Investments -- Investments in companies over which Farmland exercises significant influence (20% to 50% voting control) are accounted for by the equity method. Other investments are stated at cost, less any provision for impairment which is other than temporary.

          Accounts Receivable - Farmland uses the allowance method to account for doubtful accounts and notes.

          Inventories -- Grain inventories are valued at market adjusted for net unrealized gains or losses on open commodity contracts. Crude oil and refined petroleum products are valued at the lower of last-in, first-out ("LIFO") cost or market. Other inventories are valued at the lower of first-in, first-out ("FIFO") cost or market. Supplies are valued at cost.

          Property, Plant and Equipment -- Assets, including assets under capital leases, are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets and the remaining terms of the capital leases, respectively.

          Goodwill and Other Intangible Assets -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis over a period of 15 to 25 years. Farmland assesses the recoverability of goodwill and measures impairment, if any, by determining whether the unamortized balance can be recovered over its remaining life through undiscounted future operating cash flows. Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $16.4 million and $18.4 million, respectively, at August 31, 1998 and 1999. Other intangible assets, primarily software, are amortized over three to ten years.

          Sales - Farmland recognizes sales at the time product is shipped. Farmland's international grain trading business ("Tradigrain") has changed from a grain brokerage operation to a buy/sell operation. Accordingly, only the net margins of the international grain business were included in sales during 1997 and 1998. Sales and cost of sales for 1999 include the gross value of the international grain business transactions. Consistent with this change, Tradigrain's 1999 bank borrowings and repayments have been included as cash flows from financing activities.

    Derivative Commodity Instruments -- Farmland uses derivative commodity instruments, including forward contracts, futures and options contracts, primarily to reduce its exposure to risk of loss from changes in commodity prices. Derivative commodity instruments which are designated as hedges and for which changes in value exhibit high correlation to changes in value of the underlying position are accounted for as hedges.

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

      Farmland enters into interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements and effectively results in the conversion of specifically identified, variable-rate debt into fixed-rate debt. Differences to be paid or received are accrued as interest and are recognized as an adjustment to interest expense.

      Gains and losses on termination of interest rate exchange agreements are deferred and recognized over the term of the underlying debt instrument as an adjustment to interest expense. In cases where there is no remaining underlying debt instrument, gains and losses on termination are recognized currently in other income (expense).

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

(2)  INVENTORIES

          Major components of inventories are as follows:
                                    Page 42

                                                       August 31


                                                1998                1999

                                                (Amounts in Thousands)
  Finished and in-process products.....  $     605,876        $     719,118
  Materials............................         62,578               54,387
  Supplies.............................         57,513               66,999

                                         $     725,967        $     840,504






      Income before income taxes for the year ended August 31, 1998 was reduced by $27.6 million to recognize a non-cash charge for the adjustment of crude oil and refined petroleum inventories to market value. In fiscal year 1999, the inventories market value exceeded LIFO cost and the lower of LIFO cost or market adjustment made in 1998 was reversed. The carrying values of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at August 31, 1998 and 1999, were $112.7 million and $113.2 million, respectively. Replacement cost approximated the carrying values of petroleum inventories at both August 31, 1998 and 1999. During 1999, LIFO inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers. The effect of these layer liquidations was to decrease cost of goods sold and increase income before income taxes by approximately $14.5 million.


(3) INVESTMENTS AND LONG-TERM RECEIVABLES

          Investments and long-term receivables are as follows:


                                                                             August 31

                                                                      1998                1999

                                                                       (Amounts in Thousands)
Investments accounted for by the equity method................  $     196,106       $     205,047
Investments in and advances to other cooperatives.............         39,112              42,037
National Bank for Cooperatives................................         16,554              22,362
Other investments and long-term receivables...................         46,630              60,283

                                                                 $    298,402       $     329,729




          National Bank for Cooperatives ("CoBank") requires its borrowers to maintain an investment in stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 1998 and 1999, Farmland's investment in CoBank approximated its requirement. CoBank maintains a statutory lien on the investment held by Farmland in CoBank.

          Summarized financial information of investees accounted for by the equity method is as follows:


                                                                              August 31

                                                                       1998                1999

                                                                       (Amounts in Thousands)
Current Assets................................................    $    614,845        $    488,447
Long-Term Assets..............................................         596,869             707,548

    Total Assets..............................................    $  1,211,714        $  1,195,995


Current Liabilities...........................................    $    513,293        $    418,183
Long-Term Liabilities.........................................         308,382             370,882

    Total Liabilities.........................................    $    821,675        $    789,065


Net Assets....................................................    $    390,039        $    406,930




                                                               Year Ended August 31

                                                    1997                1998                1999

                                                              (Amounts in Thousands)
Net sales..................................    $  1,366,038        $  1,859,159        $  2,618,163


Net income.................................    $     99,264        $    115,241        $    125,826


Farmland's equity in net income............    $     49,551        $     56,434        $     65,510





          Farmland's investments accounted for by the equity method consist principally of 50% equity interests in three manufacturers of crop production products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited and a 50% equity interest in a distributor of crop protection products, WILFARM, LLC. During 1998, Farmland's North American Grain business formed two 50%-owned alliances; Concourse Grain, LLC and Farmland-Atwood, LLC, with ConAgra. Concourse Grain, a marketing alliance, provided both domestic and international customers with multiple classes of wheat. Farmland-Atwood provides risk management services, financial and grain support services and grain brokerage to its customers. On May 24, 1999, the owners of Concourse Grain voted to liquidate the venture. On May 28, 1999, we acquired the remaining 50% interest in Farmland-Atwood. At August 31, 1999, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $63.6 million.

(4) PROPERTY, PLANT AND EQUIPMENT

          A summary of cost for property, plant and equipment is as follows:

                                                         August 31

                                                1998                    1999

                                                 (Amounts in Thousands)
Land and improvements.....................  $       57,381          $       59,072
Buildings.................................         296,163                 291,131
Machinery and equipment...................       1,043,831               1,067,838
Automotive equipment......................          70,676                  71,948
Furniture and fixtures....................          59,859                  56,463
Capital leases............................          54,467                  54,461
Leasehold improvements....................          30,750                  38,231
Other.....................................           7,598                   5,622
Construction in progress..................          59,648                  99,486

                                             $   1,680,373          $    1,744,252






(5) BANK LOANS, SUBORDINATED DEBT CERTIFICATES AND NOTES PAYABLE

          Bank loans, subordinated debt certificates and notes payable are as follows:

                                                                                 August 31

                                                                           1998              1999

                                                                           (Amounts in Thousands)
Subordinated capital investment certificates
   --6% to 9%, maturing 2000 through 2014.........................     $   318,733       $   404,218
Subordinated monthly income certificates
   --6.25% to 9.25%, maturing 2000 through 2009...................          87,675           103,314
Syndicated Credit Facility
   --5.91% to 6.19%, maturing 2001................................         170,000           180,000
Other bank notes-6.39% to 10.75%,
   maturing 2000 through 2008.....................................         122,214            94,272
Industrial revenue bonds-3.05% to 6.75%,
   maturing 2000 through 2021.....................................          25,475            25,500
Promissory notes-5% to 8.5%,
   maturing 2000 through 2007.....................................           8,927             6,513
Other-3% to 14.92%................................................          34,025            39,367

                                                                       $   767,049       $   853,184
Less current maturities...........................................          38,946            44,771

                                                                       $   728,103       $   808,413




          Farmland has a $1.1 billion Syndicated Credit Facility with a group of domestic and international banks ("the Credit Facility"). The Credit Facility provides revolving short-term credit of up to $650.0 million to finance seasonal operations and inventory, and revolving term credit of up to $450.0 million. At August 31, 1999, Farmland had outstanding $368.5 million of revolving short-term borrowings under the Credit Facility and $180.0 million of revolving term borrowings; additionally, $52.7 million of the Credit Facility was being utilized to support letters of credit issued on our behalf.
                                    Page 45

          Farmland pays commitment fees under the Credit Facility of 22.5 basis points annually on the unused portion of the revolving short-term commitment and 25 basis points annually on the unused portion of the revolving term commitment. In addition, we must comply with the Credit Facility's financial covenants regarding working capital, the ratio of certain debt to average cash flow and the ratio of equity to total capitalization, all as defined therein. The short-term provisions of the Credit Facility are reviewed and/or renewed annually.
The next review date is in May 2000. The revolving term provisions of the Credit Facility expire in May 2001.

          During April 1998, Farmland National Beef Packing Company, L.P., a consolidated subsidiary, replaced its existing borrowing arrangements with a new five-year $130.0 million credit facility. This facility, which expires March 31, 2003, is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland. Farmland National Beef used a portion of this facility to repay in full its borrowings from Farmland. At August 31, 1999, Farmland National Beef had borrowings under this facility of $64.2 million, and $3.3 million of the facility was being utilized to support letters of credit. Farmland National Beef has pledged assets with a carrying value at August 31, 1999, of $241.0 million to support its borrowings under the facility.

          Farmland maintains other borrowing arrangements with banks and financial institutions. At August 31, 1999, $62.2 million was borrowed under these agreements.

          Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit to support current international grain trading transactions. At August 31, 1999, these short-term borrowings totaled $108.3 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates.

          Subordinated debt certificates have been issued under several indentures. Certain subordinated capital investment certificates may be redeemed prior to maturity at the option of the owner in accordance with the indenture. Subject to limitations in the indenture, Farmland has options to redeem certain subordinated capital investment certificates in advance of scheduled maturities. Additionally, upon written request we will redeem subordinated capital investment certificates and subordinated monthly income certificates in the case of death of an owner.

          Outstanding subordinated debt certificates are subordinated to senior indebtedness ($682.2 million at August 31, 1999) and certain additional financings (principally long-term operating leases). See Note 9.

          At August 31, 1999, under industrial revenue bonds and other agreements, assets with a carrying value of $17.6 million have been pledged.

          Borrowings from CoBank, under both the Syndicated Credit Facility and short-term notes payable, totaling $215.6 million at August 31, 1999, are partially secured by liens on the equity investment held by Farmland in CoBank. See Note 3.

          Bank loans, subordinated debt certificates and notes payable mature during future fiscal years ending August 31 in the following amounts:


                     (Amounts in
                      Thousands)

2001.................   $ 231,864
2002.................      55,677
2003.................      64,544
2004.................      59,470
2005 and after.......     396,858

                        $ 808,413




      At August 31, 1998 and 1999, we had demand loan certificates and short-term bank debt outstanding of $408.6 million (weighted average interest rate of 6.06%) and $546.2 million (weighted average interest rate of 6.45%), respectively.

          During 1997, 1998 and 1999, Farmland capitalized interest of $4.0 million, $3.9 million and $0.3 million, respectively.


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

          If the United States Tax Court decides in favor of the IRS on all unresolved issues raised in the statutory notice, Farmland would have additional federal and state income tax liabilities aggregating approximately $85.8 million plus accumulating statutory interest thereon (approximately $317.3 million through August 31, 1999), or $403.1 million (before tax benefits of the interest deduction) in the aggregate at August 31, 1999. In addition, such a decision would affect the computation of Farmland's taxable income for its 1989 tax year and, as a result, could increase Farmland's federal and state income taxes for that year by approximately $15.3 million (including accumulating statutory interest thereon). The asserted federal and state income tax liabilities and accumulated interest thereon would become immediately due and payable unless Farmland appealed the decision and posted the requisite bond to stay assessment and collection.

      In March 1998, Farmland received notice from the IRS assessing the $15.3 million tax and accumulated statutory interest thereon related to the Company's 1989 tax year (as described above). In order to establish the trial court in which initial litigation, if any, of the dispute would occur and to stop the accumulation of interest, Farmland deposited funds with the IRS in the amount of the assessment. After making the deposit, we filed for a refund of the entire amount deposited.

          The liability resulting from an adverse decision by the United States Tax Court would be charged to current earnings and would have a material adverse effect on Farmland. In the event of such an adverse determination of the Terra tax issue, certain financial covenants of the Company's Syndicated Credit Facility (the "Credit Facility"), dated May 15, 1996, become less restrictive. Had the United States Tax Court decided in favor of the IRS on all unresolved issues and had all related additional federal and state income taxes and accumulated interest thereon been due and payable on August 31, 1999, Farmland's borrowing capacity under the Credit Facility was adequate at that time to finance the liability. However, Farmland's ability to finance such an adverse decision depends substantially on the financial effects of future operating events on its borrowing capacity under the Credit Facility.

          No provision has been made in the Consolidated Financial Statements for federal or state income taxes (or interest thereon) in respect of the IRS claims described above. Farmland believes that we have meritorious positions with respect to all of these claims.

          In the opinion of Bryan Cave LLP, the Company's special tax counsel, it is more likely than not that the courts will ultimately conclude that the Company's treatment of the Terra sale gain was substantially, if not entirely, correct. Such counsel has further advised, however, that none of the issues involved in this dispute is free from doubt and there can be no assurance that the courts will ultimately rule in our favor on any of these issues.

  b. OTHER INCOME TAX MATTERS

  Income (loss) before income taxes include the following components:

                                        Year Ended August 31

                                   1997          1998         1999

                                       (Amounts in Thousands)
Foreign.....................     $  9,709      $30,269     $ 27,381
Domestic....................      153,964       24,758      (21,559)

Total.......................     $ 63,673      $55,027     $  5,822


          Income tax expense (benefit) is comprised of the following:


                                                               Year Ended August 31

                                                    1997                1998                1999

                                                              (Amounts in Thousands)
Federal:
  Current..................................    $     24,940        $     (5,610)       $    (23,440)
  Deferred.................................          (1,129)               (512)             12,119

                                               $     23,811        $     (6,122)       $    (11,321)

State:
   Current.................................    $      4,418        $       (981)       $     (4,135)
   Deferred................................            (199)                (90)              2,138

                                               $      4,219        $     (1,071)       $     (1,997)

Foreign:
   Current.................................    $        361        $      2,967        $      1,362
   Deferred................................            (141)                483               3,913

                                               $        220        $      3,450        $      5,275



Total income tax expense (benefit).........    $     28,250        $     (3,743)       $     (8,043)









          Income tax expense (benefit) differs from the "expected" income tax expense (benefit) using a statutory rate of 35% as follows:


                                                               Year Ended August 31

                                                    1997                1998                1999


Computed "expected" income tax expense on
  income
  before income taxes .....................         35.0  %             35.0  %             35.0  %
Increase (reduction) in income tax
  expense attributable to:
  Patronage refunds .......................        (22.9)              (37.6)             (181.7)
    State income tax expense, net of
    federal income tax effect..............          1.2                 3.3                 2.4

  Other, net ..............................          4.0                (7.5)                6.2

Income tax expense (benefit)...............         17.3  %             (6.8) %           (138.1) %



     The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 1998 and 1999 are as follows:

                                                               August 31

                                                        1998                1999

                                                        (Amounts in Thousands)
Deferred tax liabilities:
Property, plant and equipment,
    principally due to differences
    in depreciation.........................        $    75,808         $    90,321
Prepaid pension cost .......................             16,388              16,114
Income from foreign subsidiaries ...........             11,187              16,776
Basis differences in pass-through
    ventures................................              4,677               6,446
Other ......................................              6,169               7,701

    Total deferred tax liabilities..........        $   114,229         $   137,358



Deferred tax assets:
Safe harbor leases .........................        $     3,802         $     3,435
Accrued expenses ...........................             61,700              55,241
Benefit of nonqualified
    written notices.........................             33,761              39,542
Alternative minimum tax credit .............              5,829              15,389
Accounts receivable, principally due to
    allowance for doubtful accounts.........              3,024               6,359
Other ......................................              2,780               3,829

    Total deferred tax assets...............        $   110,896         $   123,795

Net deferred tax liability .................        $     3,333         $    13,563





          At August 31, 1999, Farmland has nonmember-sourced loss carryforwards, expiring in 2019, amounting to $36.6 million, available to offset future nonmember-sourced income. Farmland also has alternative minimum tax credit carryovers amounting to $15.4 million available to reduce future federal income taxes payable.

          At August 31, 1999, Farmland has member-sourced loss carryforwards, expiring from 2010 through 2019, amounting to $24.1 million available to offset future member-sourced income. No deferred tax asset has been established for these carryforwards since member-sourced losses offset future patronage refunds.

(7) MINORITY OWNERS' EQUITY IN SUBSIDIARIES

          A summary of the equity of subsidiaries owned by others is as follows:

         .
                                                                       August 31

                                                               1998              1999

                                                                (Amounts in Thousands)
Farmland National Beef Packing Company, L.P................$     30,084      $     36,414
Farmland Foods, Inc........................................       4,061             3,723
Other subsidiaries.........................................       1,326               872

                                                           $     35,471      $     41,009



(8)  PREFERRED STOCK, EARNED SURPLUS AND OTHER EQUITIES

          A summary of preferred stock is as follows:

                                                                              August 31

                                                                         1998           1999

                                                                       (Amounts in Thousands)
Preferred shares - Authorized 8,000,000 shares:
 8%, Series A cumulative redeemable preferred shares,
 stated at redemption value, $50 per share, 2,000,000                $100,000       $  100,000
 shares issued and outstanding ....

   5-1/2% and 6%, $25 par value - 2,743 shares issued and
   outstanding (2,838 shares in 1998).........................             71               69

                                                                     $100,071       $  100,069




      Dividends on the Series A preferred shares accumulate whether or not:
Farmland has earnings; funds are legally available for the payment; or such dividends are declared. These preferred shares are redeemable, beginning on December 15, 2022, at our sole discretion. No redemption is allowed prior to that time. Series A preferred shares each have a liquidation preference of $50 per share, plus an amount equal to accumulated and unpaid dividends, if any, thereon. The preferred shares are not entitled to vote.

          A summary of earned surplus and other equities is as follows:

                                                                        August 31

                                                                  1998             1999

                                                                  (Amounts in Thousands)
Earned surplus............................................    $    249,108     $    226,476
Patronage refund payable in equities......................          35,528           24,215
Capital credits...........................................          19,694           26,453
Equity issuable for the purchase of SF Services, Inc......          26,323                0
Additional paid-in surplus................................           1,596            5,102
Other.....................................................              64               94

                                                              $    332,313     $    282,340





          Patronage refunds payable in equities represent the portion of patronage refunds payable from current year earnings, in the form of common shares, associate member common shares and capital credits.

      In July 1998, Farmland acquired all of the common stock of SF Services, Inc. in exchange for $26.3 million in Farmland equity, $2.8 million in cash and warrants which, when exercisable, may be exchanged for $21.7 million in Farmland equity. The right to exercise the warrants is contingent on achieving a specified volume of purchases over seven years. As of August 31, 1999, no warrants had been converted to Farmland equity. SF Services operated as a regional farm supply cooperative, serving local cooperative members in Arkansas, Mississippi, Louisiana and Alabama.

          Capital credits are issued: 1) for payment of patronage refunds to patrons who do not satisfy requirements for membership or associate membership and 2) upon conversion of common stock or associate member common stock held by persons who no longer meet qualifications for membership or associate membership in Farmland.

(9)CONTINGENT LIABILITIES AND COMMITMENTS

          Farmland leases various equipment and real properties under long-term operating leases. For 1997, 1998 and 1999, rental expense totaled $53.9 million, $64.3 million, and $66.3 million, respectively. Rental expense is reduced for sublease income, primarily rental income received on leased railroad cars and ammonia trailers ($5.4 million in 1997, $1.1 million in 1998 and $1.0 million in 1999).

          The lease agreements have various remaining terms ranging from one year to fourteen years. Some agreements are renewable, at our option, for additional periods. The minimum required payments for these agreements during the fiscal years ending August 31 are as follows:

                                         (Amounts in Thousands)
                2000...........................   $63,769
                2001...........................    56,393
                2002...........................    46,382
                2003...........................    21,179
                2004...........................    17,132
                2005 and after.................    61,816

                                                  $266,671





          Commitments for capital expenditures and investments in joint ventures aggregated $32.8 million at August 31, 1999.

          Farmland has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National

Priority List ("NPL") sites. In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $14.4 million and $13.3 million at August 31, 1998 and 1999, respectively.

          The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably estimable at August 31, 1999. In the opinion of management, it is reasonably possible for such costs to approximate an additional $9.7 million.

          In the ordinary course of conducting international grain trading, Tradigrain, as of August 31, 1999, was contingently liable in the amount of $92.0 million of performance and bid bonds, guarantees and letters of credit.

      In December 1997, Farmland entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed (presently scheduled during the second quarter of fiscal 2000), Farmland will be obligated to make future minimum lease payments which, at that time, will have an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities. Our subordinated debt securities are subordinated in right of payment to payments related to the Coffeyville facility and to $72.8 million of certain lease obligations.

          Farmland is involved in various lawsuits arising in the normal course of business. In the opinion of management, except for the tax litigation relating to Terra as explained in Note 6, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our Consolidated Financial Statements.


(10) EMPLOYEE BENEFIT PLANS

          The Farmland Industries, Inc. Employee Retirement Plan (the "Plan") is a defined benefit plan in which employees whose customary employment is at the rate of at least 15 hours per week may participate. Participation in the Plan is optional prior to age 34, but mandatory thereafter. Benefits payable under the Plan are based on years of service and the employee's average compensation during the highest four of the employee's last ten years of employment.

          The assets of the Plan are maintained in a trust fund. The majority of the Plan's assets are invested in common stocks, corporate bonds, United States Government bonds, short-term investment funds, private REITS and venture capital funds.

          Our funding strategy is to make the maximum annual contribution to the Plan's trust fund that can be deducted for federal income tax purposes.
Farmland charges pension costs as accrued based on the actuarial valuation of the plan.

      Farmland adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" for the year ended August 31, 1999. Prior year disclosures have been conformed to this standard.

          Components of the Company's pension cost are as follows:

                                                                                  Year Ended August 31

                                                                          1997            1998            1999

                                                                                 (Amounts in Thousands)
Service cost.......................................................    $   11,333     $    12,013     $    15,126
Interest cost......................................................        19,816          21,403          23,405
Expected return on Plan assets.....................................       (25,771)        (28,192)        (34,621)
Curtailment gain...................................................        (3,582)              0               0

Net amortization...................................................           207             207             207

Pension expense....................................................    $    2,003     $     5,431     $     4,117






          The following table sets forth the Plan's funded status and amounts recognized as assets in our Consolidated Balance Sheets at August 31, 1998 and 1999. Such prepaid pension cost is based on the Plan's funded status as of May 31, 1998 and 1999.
                                    Page 53

                                                                                    AUGUST 31

                                                                          1998                      1999

                                                                             (Amounts in Thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
  Projected Benefit Obligation, beginning of year                 $       264,523             $       342,548
  Service Cost                                                             12,013                      15,126
  Employee Contributions                                                    5,186                       5,961
  Interest Cost                                                            21,403                      23,405
  Actuarial (Gain) Loss                                                    48,647                     (30,293)
  Benefits Paid                                                            (9,224)                    (11,760)

  Projected Benefit Obligation, end of year                        $      342,548             $       344,987



CHANGE IN FAIR VALUE OF PLAN ASSETS:


  Plan Assets at Fair Value, beginning of year                            331,822                     385,112
  Return on Plan Assets                                                    56,047                      13,052
  Company Contributions                                                     1,281                         427
  Employee Contributions                                                    5,186                       5,961
  Benefits Paid                                                            (9,224)                    (11,760)

  Plan Assets at Fair Value, end of year                           $      385,112             $       392,792



FUNDED STATUS AND PREPAID PENSION COST:

  Funded Status of the Plan, end of year                           $       42,564             $        47,805
  Unrecognized Prior Service cost                                             414                         207
  Unrecognized Net (Gain)/Loss                                              5,387                      (3,337)

  Prepaid Pension Cost, end of year                                $       48,365             $        44,675



      The following rates were used when calculating service cost, interest cost, expected return on plan assets, the projected benefit obligation and the Plan's funded status.

                                                                  Year Ended August  31 ......................

                                                  1997                   1998                   1999


Discount rate.........................            8.0%                   7.25%                  7.5%

Rate of increase in future compensation
levels...............................             4.5%                   4.5%                   4.9%

Expected long-term rate of return on pla
assets...............................             8.5%                   9.0%                   9.0%




 (11)     INDUSTRY SEGMENT INFORMATION

      Farmland adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended August 31, 1999. This statement requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Comparative information for prior years presented has been restated to conform to the requirements of SFAS 131.

      Farmland conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, we operate as a farm supply cooperative. On the output side of the agricultural industry, we operate as a processing and marketing cooperative.

          Our farm supply operations consist of four segments: petroleum, plant foods, crop protection and feed. Principal products of the petroleum division are refined fuels, propane, jet fuels and by-products of petroleum refining. Principal products of the plant foods division are nitrogen-based and phosphate-based plant foods. Principal products of the crop protection business are, through the Company's ownership in the WILFARM, LLC and Omnium L.L.C. joint ventures, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds; feed ingredients and supplements, animal health products and livestock services.

          On the output side, Farmland's operations consist of five segments: hog production, the processing and marketing of pork, the processing and marketing of beef, the origination, storage and marketing of grain domestically, and the origination, storage and marketing of grain internationally.

          Other operations primarily includes: financial, management, printing and transportation services.

          The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable expenses. Corporate assets include cash, investments in other cooperatives, and certain other assets.

          Following is a summary of industry segment information as of and for the years ended August 31, 1997, 1998 and 1999:

1997 (PAGE 1 OF 3)
(Amounts in Thousands)
                                                        CONSOLIDATED SEGMENTS

                                        Combined
                                        Segments            Unallocated           Consolidated

Sales and transfers                 $    9,425,548        $           -         $     9,425,548
Transfers between
   segments                               (278,041)                   -                (278,041)

Net sales                           $    9,147,507        $           -         $     9,147,507

Cost of sales                            8,580,826                    -               8,580,826


Gross income                        $      566,681        $           -         $       566,681

Selling, general and
   administrative expenses          $      320,549        $       88,829        $       409,378

Other income (expense):
   Interest expense                 $           -         $      (62,335)       $       (62,335)
   Interest income                              -                  5,352                  5,352
   Other, net                               10,211                12,275                 22,486

Total other income (expense)        $       10,211        $      (44,708)       $       (34,497)

1997 (PAGE 1 OF 3)
Equity in net income
   of investees                             49,494                    57                 49,551

Minority owners' interest
   in net (income)/loss
   of subsidiaries                          (8,933)                  249                 (8,684)

Income tax (expense)                               -             (28,250)               (28,250)


Net income (loss)                   $      296,904        $     (161,481)       $       135,423



Investment in and
   advances to investees            $      168,977        $        9,017        $       177,994



Total assets                        $    2,394,678        $      250,634        $     2,645,312



Depreciation and
   amortization expense             $       80,969        $        9,382        $        90,351



Capital expenditures                $      145,229        $       16,941        $       162,170




1997 (PAGE 2 OF 3)
(Amounts in Thousands)
                                                             INPUT AND OTHER SEGMENTS

                                                                                          Other     Total Input
                                     Plant         Crop                                 Operating    and Other
                                     Foods      Protection    Petroleum       Feed        Units       Segments

Sales & transfers                $  1,267,684  $    11,634  $  1,336,940   $ 636,134   $ 153,919   $ 3,406,311
Transfers between
   segments                           (15,752)          -         (5,153)    (18,134)    (24,166)      (63,205)

Net sales                        $  1,251,932  $    11,634  $  1,331,787   $ 618,000   $ 129,753   $ 3,343,106

Cost of sales                       1,064,147       10,635     1,272,617     579,006     104,911     3,031,316


Gross income                     $    187,785  $       999  $     59,170   $  38,994   $  24,842   $   311,790

Selling, general and
   administrative expenses       $     27,612  $     1,137  $     22,904   $  32,351   $  36,405   $   120,409

Other income (expense):
   Interest expense              $         -   $        -   $         -     $     -     $     -    $        -
   Interest income                         -            -             -           -           -             -
   Other, net                           1,381          (65)          903        (416)      3,612         5,415

Total other income (expense)     $      1,381  $       (65) $        903   $    (416)  $   3,612   $     5,415

Equity in net income
   of investees                        43,269        4,986           163         399         237        49,054

Minority owners' interest
   in net (income)/loss
   of subsidiaries                        382                         -           -          992         1,374
                                               -

Income tax (expense)                                                 -            -           -             -
                                 -             -


Net income (loss)                $    205,205  $     4,783  $     37,332   $   6,626   $  (6,722)  $   247,224



Investment in and
   advances to investees         $    148,634  $     9,914  $        706   $   3,185   $   3,281   $   165,720



Total assets                     $    591,638  $    20,482  $    449,754   $ 110,721   $  67,942   $ 1,240,537



Depreciation and
   amortization expense          $     15,898  $       785  $     13,901   $   4,959   $   7,695   $    43,238



Capital expenditures             $     71,488  $       102  $     22,403   $   3,035   $   9,906   $   106,934




1997 (PAGE 3 OF 3)
(Amounts in Thousands)
                                                                  OUTPUT SEGMENTS

                                     Pork                       Beef                 Grain               Total

                                  Processing    Livestock    Processing      North                      Output
                                  & Marketing   Production   & Marketing    American   International   Segments

Sales & transfers                $  1,655,893  $    61,318  $ 1,903,413   $ 2,367,447  $     31,166  $ 6,019,237
Transfers between
   segments                                        (54,523)          -       (160,313)           -      (214,836)
                                 -

Net sales                        $  1,655,893  $     6,795  $1,903,413    $ 2,207,134  $     31,166  $ 5,804,401

Cost of sales                       1,516,055        3,050   1,840,497      2,189,908            -    5,549,510


Gross income                     $    139,838  $     3,745  $    62,916   $    17,226  $     31,166  $   254,891

Selling, general and
   administrative expenses       $    144,625  $     1,497  $    13,474   $    17,556  $     22,988  $   200,140

Other income (expense):
   Interest expense              $-            $        -   $        -    $        -   $         -   $        -
   Interest income                         -            -            -    -                      -            -
   Other, net                             676          747        2,281         2,718        (1,626)       4,796

Total other income (expense)     $        676  $       747  $     2,281   $     2,718  $     (1,626) $     4,796


1997 (PAGE 3 OF 3)
(Amounts in Thousands)
Equity in net income
   of investees                            -           287           -                           -           440
                                                                                  153

Minority owners' interest
   in net (income)/loss
   of subsidiaries                         -            -       (10,307)           -             -       (10,307)

Income tax (expense)                       -            -            -                           -            -
                                                                                   -


Net income (loss)                $     (4,111) $     3,282  $    41,416   $     2,541  $      6,552  $    49,680



Investment in and
   advances to investees         $         18   $     2,618  $        -    $       621  $         -   $     3,257



Total assets                     $    354,224  $    29,818  $   277,008   $   263,403  $    229,688  $ 1,154,141



Depreciation and
   amortization expense          $     19,673  $     1,772  $    11,222   $     3,039  $      1,935  $    37,641


1997 (PAGE 3 OF 3)
(Amounts in Thousands)
Capital expenditures             $     16,475  $     3,439  $    15,735   $     1,696  $        950  $    38,295




1998 (PAGE 1 OF 3)
(Amounts in Thousands)
                                                       CONSOLIDATED SEGMENTS

                                       Combined
                                       Segments            Unallocated           Consolidated

Sales & transfers                  $      8,985,984      $           -         $     8,985,984
Transfers between
   segments                                (210,938)                 -                (210,938)

Net sales                          $      8,775,046      $           -         $     8,775,046

Cost of sales                             8,299,505                  -               8,299,505


Gross income                       $        475,541      $           -         $       475,541

Selling, general and
   administrative expenses         $        335,677      $       96,322        $       431,999

Other income (expense):
   Interest expense                $             -       $      (73,645)       $       (73,645)
   Interest income                               -                5,463                  5,436
   Other, net                                 6,806              23,459                 30,265

Total other income (expense)       $          6,806      $      (44,750)       $       (37,944)

Equity in income/(loss)
   of investees                              53,010               3,424                 56,434

Minority owners' interest
   in net (income)/loss
   of subsidiaries                           (7,202)                197                 (7,005)

Income tax benefit                               -                3,743                  3,743


Net income (loss)                  $        192,478      $     (133,708)       $        58,770



Investment in and
   advances to investees           $        183,614      $       12,492        $       196,106



        Total assets               $      2,579,039      $      295,579        $     2,874,618



Depreciation and
   amortization expense            $         86,218      $       15,615        $       101,833



Capital expenditures               $        150,579      $        3,650        $       154,229




1998 (PAGE 2 OF 3)
(Amounts in Thousands)
                                                             INPUT AND OTHER SEGMENTS

                                                                                          Other     Total Input
                                     Plant         Crop                                 Operating    and Other
                                     Foods      Protection    Petroleum       Feed        Units       Segments

Sales & transfers                $  1,161,940  $       299  $  1,141,090   $ 570,622   $ 163,761   $ 3,037,712
Transfers between
   segments                            (4,396)          -         (4,162)    (20,890)    (27,304)      (56,752)

Net sales                        $  1,157,544  $       299  $  1,136,928   $ 549,732   $ 136,457   $ 2,980,960

Cost of sales                       1,081,397          243     1,114,081     509,418     103,869     2,809,008


Gross income                     $     76,147  $        56  $     22,847   $  40,314   $  32,588   $   171,952

Selling, general and
   administrative expenses       $     28,188  $        31  $     22,485   $  31,132   $  37,449   $   119,285

Other income (expense):
   Interest expense              $         -   $        -   $         -    $      -    $      -    $        -
   Interest income                         -            -             -           -           -             -
   Other, net                           1,978           (9)        1,938         272       2,997         7,176

Total other income (expense)     $      1,978  $        (9) $      1,938   $     272   $   2,997   $     7,176

Equity in net income/(loss)
   of investees                        42,768        7,199           260       1,123         566        51,916

Minority owners' interest
   in net (income)/loss
   of subsidiaries                        281           -             -           -          687           968

Income tax benefit                         -            -             -           -           -             -


Net income (loss)                $     92,986  $     7,215  $      2,560   $  10,577   $    (611)  $   112,727



Investment in and
   advances to investees         $    140,212  $    13,264  $      1,087   $   7,308   $    4,862  $   166,733



Total assets                     $    631,887  $    23,027  $    433,117   $  98,555   $  222,099  $ 1,408,685



Depreciation and
   amortization expense          $     22,215  $        57  $     14,609   $   4,500   $    6,529  $    47,910



Capital expenditures             $     25,761  $       311  $     26,172   $   5,627   $   47,866  $   105,737




1998 (PAGE 3 OF 3)
(Amounts in Thousands)
                                                                  OUTPUT SEGMENTS

                                     Pork                       Beef                 Grain               Total

                                    Processing  Livestock      Processing    North                      Output
                                   & Marketing   Production   & Marketing   American   International   Segments

Sales & transfers                $ 1,510,677   $    63,371  $ 2,135,476   $ 2,175,261  $    63,487   $ 5,948,272
Transfers between
   segments                                        (53,184)          -       (101,002)          -       (154,186)
                                 -

Net sales                        $ 1,510,677   $    10,187  $ 2,135,476   $ 2,074,259  $    63,487   $ 5,794,086

Cost of sales                      1,339,263        17,323    2,081,585    2,052,326            -      5,490,497


Gross income                     $   171,414  $     (,136) $    53,891   $    21,933  $    63,487   $   303,589

Selling, general and
   administrative expenses       $   144,804   $     2,172  $    15,292   $    19,375  $    34,749   $   216,392

Other income (expense):
   Interest expense              $        -    $        -   $        -    $        -   $        -    $        -
   Interest income                        -             -            -             -            -             -
   Other, net                          2,230           660       (4,934)        2,655         (981)         (370)

Total other income (expense)     $     2,230  $        660 $    (4,934)  $     2,655  $      (981)  $      (370)


1998 (PAGE 3 OF 3)
(Amounts in Thousands)
Equity in net income/(loss)
   of investees                           -            477       (1,569)        2,186           -          1,094

Minority owners' interest
   in net (income)/loss
   of subsidiaries                        -             -        (8,170)           -            -         (8,170)

Income tax benefit                        -             -              -           -            -             -


Net income (loss)                $    28,840   $    (8,171) $    23,926   $     7,399  $    27,757   $    79,751



Investment in and
   advances to investees         $        -     $     3,496  $        -    $    13,385  $        -    $    16,881



Total assets                     $   330,999   $    33,343  $   273,503   $   297,050  $   235,459   $ 1,170,354



Depreciation and
   amortization expense          $    19,386   $     1,231  $    12,608   $     3,065  $     2,018   $    38,308



Capital expenditures             $    19,166   $     3,068  $    18,680   $     3,601  $       327   $    44,842



1999 (PAGE 1 OF 3)
(Amounts in Thousands)
                                                       CONSOLIDATED SEGMENTS

                                       Combined
                                       Segments            Unallocated           Consolidated

Sales & transfers                  $    11,038,775       $            -        $     11,038,775
Transfers between
   segments                               (329,702)                   -                (329,702)

Net sales                           $   10,709,073        $           -         $    10,709,073

Cost of sales                           10,231,081                    -              10,231,081


Gross income                       $       477,992       $            -        $        477,992

Selling, general and
   administrative expenses                 358,412               122,427                480,839

Other income (expense):
   Interest expense                             -                (90,773)               (90,773)
   Interest income                              -                  8,337                  8,337
   Other, net                               29,971                13,351                 43,322

Total other income (expense)       $        29,971       $       (69,085)      $        (39,114)

Equity in income/(loss)
   of investees                             62,272                 3,238                 65,510

Minority owners' interest
   in net (income)/loss
   of subsidiaries                         (18,010)                  283                (17,727)

Income tax benefit                              -                  8,043                  8,043


Net income (loss)                  $       193,813       $      (179,948)      $         13,865



Investment in and
   advances to investees           $       193,143       $        11,904       $        205,047



        Total assets               $     2,855,640       $       402,009       $      3,257,649



Depreciation and
   amortization expense            $        93,284       $        15,900       $        109,184



Capital expenditures               $       114,986       $         6,198       $        121,184




1999 (PAGE 2 OF 3)
(Amounts in Thousands)
                                                             INPUT AND OTHER SEGMENTS

                                                                                          Other     Total Input
                                     Plant         Crop                                 Operating    and Other
                                     Foods      Protection    Petroleum       Feed        Units       Segments

Sales & transfers                $  1,009,019  $       247  $    954,220   $ 599,208   $ 284,756   $  2,847,450
Transfers between
   segments                            (6,735)          -            (48)    (23,661)    (30,837)       (61,281)

Net sales                        $  1,002,284  $       247  $    954,172   $ 575,547   $ 253,919   $  2,786,169

Cost of sales                       1,004,267          174       918,186     530,246     216,879      2,669,752


Gross income                     $     (1,983) $        73  $     35,986   $  45,301   $  37,040   $    116,417

Selling, general and
   administrative expenses       $     30,085  $         4  $     20,553   $  30,774   $  42,527   $    123,943

Other income (expense):
   Interest expense              $         -   $        -   $         -    $      -    $      -    $         -
   Interest income                         -            -             -           -           -              -
   Other, net                          18,166          242         2,726         355       7,465         28,954

Total other income (expense)     $     18,166  $       242  $      2,726   $     355   $   7,465   $     28,954

Equity in net income/(loss)

   of investees                        46,374        7,682         2,366         906         229         57,557

Minority owners' interest
   in net (income)/loss
   of subsidiaries                        167           -             -         (504)        498            161

Income tax benefit                         -            -             -           -           -              -


Net income (loss)                $     32,639  $     7,993  $     20,525   $  15,284   $   2,705   $     79,146



Investment in and
   advances to investees         $    146,501  $    16,310  $      4,383   $   7,771   $   6,658   $    181,623



Total assets                     $    651,650  $    26,287  $    491,018   $ 121,380   $  99,101   $  1,389,436



Depreciation and
   amortization expense          $     23,432  $        66  $     16,039   $   4,844   $   9,662   $     54,043



Capital expenditures             $      6,683  $         6  $     26,841   $   4,970   $  11,758   $     50,258




1999 (PAGE 3 OF 3)
(Amounts in Thousands)
                                                                 OUTPUT SEGMENTS

                                   Pork                       Beef                 Grain                Total

                                  Processing  Livestock      Processing     North                       Output
                                 & Marketing   Production   & Marketing   American     International   Segments

Sales & transfers              $ 1,380,297   $    64,156  $  2,358,500  $ 2,411,788   $  1,976,584   $ 8,191,325
Transfers between
   segments                             -        (47,237)           -      (221,184)            -       (268,421)

Net sales                      $ 1,380,297   $    16,919  $  2,358,500  $ 2,190,604   $  1,976,584   $ 7,922,904

Cost of sales                    1,175,938        38,332     2,273,251    2,159,466      1,914,342     7,561,329


Gross income                   $   204,359   $   (21,413) $     85,249  $    31,138   $     62,242   $   361,575

Selling, general and
   administrative expenses     $   157,419   $     3,061  $     17,750  $    20,415   $     35,824   $   234,469

Other income (expense):
   Interest expense            $        -    $        -   $         -   $        -    $         -    $        -
   Interest income                      -             -             -            -              -             -
   Other, net                          899             1           914          580         (1,377)        1,017

Total other income (expense)   $       899   $         1  $        914  $       580   $     (1,377)  $     1,017

Equity in net income/(loss)

   of investees                         15          (336)        1,191        3,845             -          4,715

Minority owners' interest
   in net (income)/loss
   of subsidiaries                      -             (4)      (18,167)          -              -        (18,171)

Income tax benefit                      -             -             -            -              -             -


Net income (loss)              $    47,854   $   (24,813) $     51,437  $    15,148   $     25,041   $   114,667



Investment in and
   advances to investees       $       266 $     5,890  $         -   $     5,364   $         -    $    11,520



Total assets                   $   344,979 $    41,614  $    296,039  $   470,301   $    313,271   $ 1,466,204



Depreciation and
   amortization expense        $    19,576   $       829  $     13,497  $     4,588   $        751   $    39,241



Capital expenditures           $    18,169   $     4,929  $     21,027  $    11,891   $      8,712   $    64,728



       Substantially all of Farmland's long-lived assets are located in the United States. Sales by country, determined by customer location, were as follows:

                                                            Year Ended August 31

                                                 1997                1998                1999

                                                           (Amounts in Thousands)
United States........................        $   7,784,212       $   7,474,758       $   7,520,565
Mexico...............................              441,384             472,955             570,959
Japan................................              158,694             157,022             220,763
Other................................              763,217             670,311           2,396,786

Total................................        $   9,147,507       $   8,775,046       $  10,709,073






(12) SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

          Farmland extends credit to its customers on terms generally no more favorable than standard terms of sale for the industries it serves. A substantial portion of our receivables are concentrated in the agricultural industry. Collection of these receivables may be dependent upon economic returns from farm crop and livestock production. A significant amount of trade receivables are with customers located in foreign countries. Although Farmland does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries' national economies. Farmland has counterparty performance risk on forward contracts we have entered into with producers and local cooperatives. In the past, Farmland has not had significant problems with non-performance on these contracts and we do not anticipate having significant non-performance problems in the future. However, the risk of non-performance always exists and such risk may change as the agricultural economy changes. Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

      Farmland enters into interest rate swap agreements, natural gas/financial swap agreements, and foreign currency exchanges with financial institutions. We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and we do not anticipate non-performance by counterparties.

          Farmland maintains investments in and advances to cooperatives, cooperative banks and joint ventures from which it purchases products or services. A substantial portion of the business of these investees is dependent upon the agribusiness economic sector. See Note 3.



(13)DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates. Except for our investments in other cooperatives, the fair market value of all financial instruments held by Farmland approximates the carrying value of these instruments.

      Investments in the equities of other cooperatives which have been purchased are carried at cost and equities received as patronage refunds are carried at par value, less provisions for other than temporary impairment. Management believes it is not practicable to estimate the fair value of these equities because there is no established market for these equities and estimated future cash flows, which are largely dependent on the future equity redemption policy of each cooperative, are not determinable. At August 31, 1998 and 1999, the carrying value of our investments in other cooperatives' equities totaled $43.7 million and $53.4 million, respectively.

          For all other financial instrument assets, the fair value has been estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of the fixed rate financial instrument liabilities was calculated using a discount rate equal to the interest rate on financial instruments with similar maturities currently offered for sale by Farmland. The estimated fair value of our variable rate financial instruments approximates the carrying value.

(14) RELATED PARTY TRANSACTIONS

          Farmland has a 50% interest in two manufacturers of phosphate products and a manufacturer of nitrogen products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem Limited, a 50% interest in a distributor of crop protection products, WILFARM, LLC, a 50% interest in a manufacturer and distributor of crop protection products, Omnium, LLC and a 50% interest in OneSystem Group, LLC, which is an information technology service.

          During 1997, 1998 and 1999, Farmland purchased $131.9 million, $231.5 million and $224.1 million, respectively, of products and services from these ventures. Farmland had accounts payable of $5.9 million and $14.6 million due to these ventures at August 31, 1998 and 1999, respectively, and a note payable due to a venture of $17.1 million and $12.6 million at August 31, 1998 and 1999, respectively. Accounts receivable owed to us at August 31, 1998 and 1999 totaled $22.3 million and $6.2 million, respectively. Notes receivable due from these ventures totaled $35.0 million and $35.4 million at August 31, 1998 and 1999, respectively.


(15) OTHER INCOME

      During 1999, Farmland realized $10.3 million of gain resulting from the favorable settlement of various lawsuits involving natural gas pricing, crude oil supply, and environmental recoveries. Farmland also sold its investment in its Florida phosphate reserves resulting in a gain of approximately $7.7 million before income taxes. In connection with the temporary shutdown of the Lawrence fertilizer production facility, Farmland realized a $4.1 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur.

          During 1998, we sold: (1) an approximate 3.8% interest in Farmland National Beef, resulting in a gain before income taxes of $7.2 million; and (2) all of our interest in Cooperative Services Company, formerly a wholly-owned subsidiary, resulting in a gain before income taxes of $2.2 million.


(16) SUBSEQUENT EVENTS

      During September, the Boards of Directors of Farmland and Cenex Harvest States separately approved the terms of a unification. Both cooperatives have scheduled a November 23, 1999, member vote regarding the unification. If members approve, the unification is scheduled to occur March 1, 2000. The unified entity will be named United Country Brands.

      During September, 1999, Land O'Lakes, Inc., Farmland and Cenex Harvest States announced their intent to form a marketing venture which will distribute crop production and crop protection products. The venture anticipates beginning operations early in calendar year 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                    Page 67

          The directors of Farmland are as follows:

                                              Expiration of  Total Years
                        Age as of   Positions  Present Term   of Service
                       August 31,   Held With       as         as Board
                           1999     Farmland     Director       Member 	 Business Experience During Last Five Years

          Name


Albert J. Shivley           56     Chairman of the    2001        15     General Manager--American Pride Co-op
                                        Board                            Association, Brighton, Colorado, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Jody Bezner                 58      Vice Chairman     2000         8     Producer--Texline, Texas.  Mr. Bezner
                                      and Vice                           serves as President of Dalhart Consumers
                                      President                          Fuel Association, Inc., Board of
                                                                         Directors, Dalhart, Texas, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Lyman Adams, Jr.            48                        2001         7     General Manager--Cooperative Grain and
                                                                         Supply, Hillsboro, Kansas, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Ronald J. Amundson          55                        2000        11     General Manager--Central Iowa Cooperative,
                                                                         Jewell, Iowa, a local cooperative
                                                                         association of farmers and ranchers.
Baxter Ankerstjerne         63                        1999         9     Producer--Peterson, Iowa.
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
Richard L. Detten           65                        1999        12     Producer--Ponca City, Oklahoma
                                                                         Active member and past President and Vice
                                                                         President of Farmers Cooperative
                                                                         Association Of Tonkawa, Oklahoma, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Steven Erdman               49                        2001         7     Producer--Bayard, Nebraska.
                                                                         Mr. Erdman serves as Secretary, Panhandle
                                                                         Co-op, Scottsbluff, Nebraska, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.

Harry Fehrenbacher          51                        1999         3     Producer--Newton, Illinois.
                                                                         Mr. Fehrenbacher serves as President of
                                                                         the Board of Directors of Effingham
                                                                         Equity, Effingham, Illinois, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Martie Floyd                51                        2000         2     Producer--Johnson, Kansas.  Mr. Floyd
                                                                         serves as Secretary of the Board of
                                                                         Directors of Johnson Cooperative Grain Co,
                                                                         Inc., Johnson, Kansas, a local cooperative
                                                                         association of farmers and ranchers.
Warren Gerdes               51                        2001         6     General Manager--Farmers Cooperative
                                                                         Elevator Company, Buffalo Lake, Minnesota,
                                                                         a local cooperative association of farmers
                                                                         and ranchers.

Thomas H. Gist              64                        1999         1     Producer--Marianna, Ark.  Mr. Gist serves
                                                                         as Secretary of the Board of Directors of
                                                                         Tri-County Farmers Association of
                                                                         Brinkley, Ark. A local cooperative
                                                                         association of farmers and ranchers.
Ben Griffith                50                        2001        10     General Manager--Central Cooperatives,
                                                                         Inc., Pleasant Hill, Missouri, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Gail D. Hall                57                        2000        11     General Manager--Lexington Cooperative Oil
                                                                         Company, Lexington, Nebraska, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.  Mr. Hall retired from the
                                                                         position of General Manager in February
                                                                         1999.
Barry Jensen                54                        1999         9     Producer--White River, South Dakota.
                                                                         Mr. Jensen currently serves as a Director
                                                                         of Dakota Pride Cooperative, Winner, South
                                                                         Dakota, a local cooperative association of
                                                                         farmers and ranchers.
Ron Jurgens                 61                        2001         4     General Manager-Agri Co-op in Holdrege,
                                                                         Nebraska, a local cooperative association
                                                                         of farmers and ranchers.

William F. Kuhlman          50                        1999         3     Producer--Oakley, Kansas.  Mr. Kuhlman
                                                                         serves on the Boards of Directors of
                                                                         Kansas Retail Venture Group.  Formerly, he
                                                                         was President and CEO of Cooperative
                                                                         Agricultural Services, Inc., Oakley,
                                                                         Kansas and General Manager of Menlo-
                                                                         Rexford Cooperative, local cooperative
                                                                         associations of farmers and ranchers.

Greg Pfenning               50                        2000         7     Producer--Hobart, Oklahoma.  Director of
                                                                         The Farmers Cooperative Association,
                                                                         Hobart Oklahoma, a local cooperative
                                                                         association of farmers and ranchers.
Monte Romohr                46                        1999         9     Producer--Gresham, Nebraska Mr. Romohr
                                                                         serves as a Director of Farmers Co-op
                                                                         Business Association, Shelby, Nebraska, a
                                                                         local cooperative association of farmers
                                                                         and ranchers.
Joe Royster                 47                        1999         6     General Manager--Dacoma Farmers
                                                                         Cooperative, Inc., Dacoma, Oklahoma, a
                                                                         local cooperative association of farmers
                                                                         and ranchers.
E. Kent Stamper             53                        1999         3     Producer--Plainville, Kansas.  Mr. Stamper
                                                                         serves as Director and Vice President of
                                                                         the Board of Directors of Midland
                                                                         Marketing Coop, Hays, Kansas, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.  He is a member of the Director
                                                                         Development Committee of the Kansas
                                                                         Cooperative Council.
Eli F. Vaughn               50                        2000         2     General Manager--Farmers Cooperative
                                                                         Company, Afton, Iowa, a local cooperative
                                                                         association of farmers and ranchers.
Frank Wilson                51                        2001         4     General Manager-Elkhart Farmers Co-op
                                                                         Association, Elkhart, Texas, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.

          Directors are elected for a term of three years by the shareholders of Farmland at its annual meeting. The expiration dates for such three-year terms are sequenced so that about one-third of the Board of Directors is elected each year. The executive committee consists of Ronald Amundson, Lyman Adams, Jody Bezner, Monte Romohr, Albert Shivley and H. D. Cleberg. With the exception of
H. D. Cleberg, President and Chief Executive Officer, members of the executive committee serve as chairmen of standing committees of the Board of Directors as follows: Ronald Amundson, corporate responsibility committee; Lyman Adams, audit committee; Jody Bezner, compensation committee; Monte Romohr, finance committee; and Albert Shivley, governance committee.

      If the unification with Cenex Harvest States is approved, the Directors whose term expires in 1999 will have their term extended to the unification date which currently is anticipated to be March 1,2000. At the unification date, 17 members of Farmland's Board will be selected to serve on the Board of the united company, United Country Brands.

      The executive officers of Farmland are as follows:


                   Age as of
                   August 31,
Name                  1999             Principal Occupation and Other Positions

H. D. Cleberg           60   President and Chief Executive Officer - Mr. Cleberg has been with Farmland since
                               1968.  He was appointed to his present position effective April 1991.  Prior to
                               April 1991 Mr. Cleberg held senior leadership positions in Farmland's input and output businesses and in corporate areas responsible for transportation and logistics, sales, marketing and research.
 R. W. Honse            56   Executive Vice President and Chief Operating Officer - Mr. Honse has been with
                               Farmland since 1973.  He was appointed to his present position in February 1999.
                               From September 1995 to February 1999, he served as Executive Vice President and
                               Chief Operating Officer, Ag Input Businesses.  From January 1992 to September
                               1995, he served as Executive Vice President, Agricultural Inputs Operations.
<J. F. Berardi          56   Executive Vice President and Chief Operating Officer, Grain and Grain Businesses
                               from July 1996 through September 1999 - Effective September 23, 1999, Mr. Berardi
                               was appointed Chief Financial Officer for United Country Brands, Inc.  Mr. Berardi
                               joined Farmland in March 1992, serving as Executive Vice President and Chief
                               Financial Officer.
T. M. Campbell          49   Executive Vice President and Chief Financial Officer - Mr. Campbell joined Farmland in August 1992, serving as Vice President and Treasurer.  He was appointed to his present position in August 1996.
 G. E. Evans            55   Executive Vice President and Chief Operating Officer, Refrigerated Foods and
                               Livestock Production Group - Mr. Evans has been with Farmland since 1971.  He was appointed to his present position in July 1997. He held the same position in the
                               Meat and Livestock Businesses from September 1995 until July 1997.  From January
                               1992 to September 1995 he served as Senior Vice President, Agricultural Production
                               Marketing/Processing.
                                                              Page 71

B. L. Sanders           58   Senior Vice President and Corporate Secretary - Dr. Sanders had been with Farmland since 1968.  He was appointed to his present position in September 1991.  From
                               April 1990 to September 1991 he served as Vice President, Strategic Planning and
                               Development.
Stan Riemann            48   Executive Vice President and President, Crop Production Group - Mr. Riemann joined
                               Farmland in March 1974.  He was appointed to his present position as Executive
                               Vice President and President, Crop Production in May 1999.
Kent Nunn               42   Vice President and Chief Information Officer Farmland Industries; President and
                               Chief Executive Officer OneSystem Group, LLC - Mr. Nunn joined Farmland in 1990.
                               He was appointed to his present position of Vice President and Chief Information
                               Officer in 1995, and has served as President and CEO of OneSystem Group, LLC since its formation in 1997.
Bob Terry               43   Vice President and General Counsel - Mr. Terry has been with Farmland since
                               September 1989.  He was appointed to his present position in 1993.

ITEM 11.    EXECUTIVE COMPENSATION

          The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to Farmland in all capacities during 1997, 1998 and 1999.


                                                                                   Long-Term
                                               Annual Compensation                Compensation

                                                                      Employee
                                                                      Variable
                                  Year Ending                       Compensation         LTIP
Name and Principal Position        August 31         Salary             Plan           Payouts

H. D. Cleberg,                       1997         $     540,292    $     469,954   $         514,999
President and                        1998         $     578,878    $     213,564   $         400,436
Chief Executive Officer              1999         $     623,814    $         -0-   $             -0-

R. W. Honse,                         1997         $     322,125    $     245,352   $         257,499
Executive Vice President and         1998         $     347,328    $     110,144   $         200,218
Chief Operating Officer              1999         $     426,224    $         -0-   $             -0-

G. E. Evans,                         1997         $     317,568    $     245,352   $         257,499
Executive Vice President and         1998         $     333,456    $     110,144   $         200,218
Chief Operating Officer              1999         $     348,456    $         -0-   $             -0-
Refrigerated Foods and
Livestock Production Group

J. F. Berardi,                       1997         $     286,814    $     245,352   $         243,194
Executive Vice President and         1998         $     326,016    $     110,144   $         200,218
Chief Operating Officer,             1999         $     340,680    $         -0-   $             -0-
Grain and Grain Group

S. A. Riemann                        1997         $     231,240    $     165,044   $         171,666
Executive Vice President and         1998         $     246,264    $      61,781   $         133,479

President, Crop Production Group     1999         $     261,314    $         -0-   $             -0-



          An Annual Employee Variable Compensation Plan, a Management Long-Term Incentive Plan ("LTIP") and an Executive Deferred
Compensation Plan have been established by Farmland to meet the competitive salary programs of other companies and to provide a method of compensation which is based on the Company's performance.



          Under the Annual Employee Variable Compensation Plan, all regular salaried employees' total compensation is based on a combination of base and variable pay. The variable compensation award is dependent upon the employee's position, the performance of Farmland for the fiscal year and/or the selected performance criteria of the operating unit where the individual is employed. Variable compensation is awarded only in years that Farmland achieves a threshold performance level as approved each year by the Board of Directors. We intend for our total cash compensation (base plus variable) to be competitive, recognizing that in the event Farmland fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates. This system of variable compensation allows us to keep our fixed costs (base salaries) lower and only increase payroll costs consistent with our ability to pay. Distributions under this plan are made annually after the close of each fiscal year.

     Under the Management Long-Term Incentive Plan, selected management employees are paid cash incentive amounts determined by a formula which takes into account the position held and Farmland's aggregate income over periods specified in the plan. Periods covered by the Management Long-Term Incentive Plan are: 1998 through 2000 ("2000 Plan"), 1999 through 2001 ("2001 Plan") and 2000 through 2002 ("2002 Plan"). For each plan, if the aggregate income is less than the Threshold or if the sum of the cash returned to members as patronage refunds, redemptions under the base capital plan, estate settlement plans and special allocated equity redemptions is less than the amount specified in the respective Plan, subject to the following paragraph, no payment will occur with respect to such Plan.

          The Board of Directors may, in its sole discretion, amend or discontinue, adjust or cancel any award otherwise payable under the Management Long-Term Incentive Plan, should Farmland incur a loss in the final year of any plan. In addition, the Board of Directors may impact the payout amount of a plan by approving for inclusion or exclusion in the calculation of performance the effects of extraordinary events occurring during a plan period.

          Subject to the preceding paragraph, if aggregate income equals or exceeds the Threshold and the cash returned to members equals or exceeds the specified amounts, then .83% of aggregate income of the three year plan period is made available to pay incentive awards. In general, a participant must be an active employee of Farmland at the end of a Plan in order to receive payment of the award. Absent a significant change in their status, in which event such percentages may be adjusted, of the amount made available to pay incentives, Messrs. Cleberg, Honse, Evans, Berardi and Riemann will receive at least 11.2%, 7.2%, 5.6%, 5.6% and 3.7%, respectively, for the 2000 Plan, 11.2%, 7.9%, 5.6%,
5.6% and 3.7% respectively, for the 2001 Plan and 11.2%, 8.4%, 5.6%, 5.6% and
3.7% respectively, for the 2002 Plan.

    Under the 2000 Plan, the 2001 Plan and the 2002 Plan, certain management employees, including those executives set forth below, may be eligible for future awards, contingent on satisfying the terms and conditions of the Plan as set forth above.

                                                                    Estimated Future Payouts Under Non-Stock
       (A)                 (B)                    (C)                           Price Based Plans

                    Number of Shares,    Performance or Other
                     Units or Other     Period Until Maturation        (D)               (E)             (F)
       Name            Rights (1)              or Payout            Threshold        Target (2)      Maximum (2)

                                                                             (Amounts in Thousands)
H. D. Cleberg                                 1998 - 2000        $    463
                                              1999 - 2001             460
                                              2000 - 2002             376

R. W. Honse                                   1998 - 2000        $    296
                                              1999 - 2001             326
                                              2000 - 2002             282

G. E. Evans                                   1998 - 2000        $    232
                                              1999 - 2001             230
                                              2000 - 2002             188

J. F. Berardi                                 1998 - 2000        $    232
                                              1999 - 2001             230
                                              2000 - 2002             188

S. A. Riemann                                 1998 - 2000        $    153
                                              1999 - 2001             152
                                              2000 - 2002             124

(1) Rights in the incentive pool are expressed as a minimum percentage of the total pool.

(2) The Plan does not specify a target or maximum payment. Payouts are only made when income over the three year plan period reaches the threshold amount, and then the amount available for payment is a fixed percentage of total income.


   Our Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their variable and incentive compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by Farmland on any subordinated debt certificate sold during the year.
 Payment of an employee's account balance shall, at the employee's election, be a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the years 1997, 1998 and 1999 are included in the cash compensation table.

          Farmland established the Farmland Industries, Inc. Employee Retirement Plan (the "Retirement Plan") in 1986. Generally,
employees whose customary employment is at the rate of at least 15 hours per week may participate in the Retirement Plan.
Participation in the Retirement Plan is optional prior to age 34, but mandatory thereafter. Approximately 7,945 active and 9,300 inactive employees were participants in the Retirement Plan on August 31,
 1999. The Retirement Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 62, or a reduced income beginning as early as age 55. The Retirement Plan also contains provisions for death and disability benefits. The Retirement Plan has been determined qualified under the Internal Revenue Code. The Retirement Plan is administered by a committee appointed by the Board of Directors and all funds are held by a bank trustee in accordance with the terms of the trust agreement.
 Farmland's funding strategy is to make the maximum annual contributions to the Retirement Plan's trust fund that can be deducted for federal income tax purposes. Farmland's contributions made to the Retirement Plan for the years ended August 31, 1997, 1998 and
 1999 were $12.2 million, $-0- million and $ 1.7 million, respectively.

         If the proposed unification of Farmland and Cenex Harvest States is consummated, the Retirement Plans of either or both companies may be modified, or a Retirement Plan currently in effect for one of the companies may be adopted.

          Payments to participants in the Retirement Plan are based upon length of participation and compensation reported for the four highest of the last ten years of employment.  Compensation for this purpose includes base salary and compensation earned under the Annual Employee Variable Compensation Plan discussed above. However, at the present time, the maximum compensation per participant which may be covered by a qualified pension plan is limited to
 $160,000 annually and the maximum retirement benefit which may be paid by such plan is limited to $130,000 annually by the
 Internal Revenue Code ("IRC").

          We established a Supplemental Executive Retirement Plan ("SERP") effective January 1, 1994. The SERP is intended to supplement the retirement income of executive participants in the Retirement
 Plan whose retirement benefit is reduced because of the limitation of the IRC on the amount of annual salary which can be included in the computation of retirement income or the amount of annual retirement benefit which may be paid by a qualified retirement plan.

         Prior to September 1, 1999, Farmland's obligation to pay supplemental retirement benefits under the SERP was limited to the aggregate cash value of the life insurance policies designated by the Board's
 Administrative Committee as policies of the SERP.  The
SERP was amended so that effective September 1, 1999, our obligation is to make up 100% of the employer provided retirement benefit that would otherwise be lost under the Retirement Plan due to the IRC limits discussed above for qualified plans.

          The following table sets forth, for compensation levels up to $160,000, the estimated annual benefits payable at age 62 for members of the Retirement Plan.  These benefits are not reduced to take into account Social Security payments. The following table also sets forth, for compensation levels exceeding $160,000, the combined estimated annual benefits payable under the Retirement Plan and SERP assuming: (1) Retirement occurs on or after age 62;
 (2) The portion of the employee's benefit lost (due to the IRC limitations) which would have been provided by the employer's contribution to the Retirement Plan is 85% of the total benefit lost; (3) Benefits have been computed using an IRC 401(a)(17) Final
 Average Wage of $155,000, which represents the average of the compensation limits for the last four years; and (4) Grandfathered benefits, if any, have been ignored.  Grandfather benefits
(prior to 1995) would alter the amounts paid from either the Retirement Plan or the SERP, but would not materially alter the total benefit amount shown in this chart.


      Final Averag                                                 Years of Service

       Wage                    15                     20                    25                  30                     35

 <s
            100,000       $        26,250       $        35,000       $        43,750       $        52,500       $        61,250
            125,000                32,813                43,750                54,688                65,625                76,563
            150,000                39,375                52,500                65,625                78,750                91,875
            200,000                50,728                67,638                84,547               101,456               118,366
            250,000                61,884                82,513               103,141               123,769               144,397
            300,000                73,041                97,388               121,734               146,081               170,428
            350,000                84,197               112,263               140,328               168,394               196,459
            400,000                95,353               127,138               158,922               190,706               222,491
            450,000               106,509               142,013               177,516               213,019               248,522
            500,000               117,666               156,888               196,109               235,331               274,553
            600,000               139,978               186,638               233,297               279,956               326,616
            700,000               162,291               216,388               270,484               324,581               378,678
            800,000               184,603               246,138               307,672               369,206               430,741
            900,000               206,916               275,888               344,859               413,831               482,803
          1,000,000               229,228               305,638               382,047               458,456               534,866
          1,100,000               251,541               335,388               419,234               503,081               586,928
          1,200,000               273,853               365,138               456,422               547,706               638,991
          1,300,000               296,166               394,888               493,609               592,331               691,053
          1,400,000               318,478               424,638               530,797               636,956               691,053
          1,500,000               340,791               454,388               567,984               681,581               795,178



          The following table sets forth the credited years of service for certain of Farmland's executive officers at August 31, 1999.

                  Name                   Years of Creditable Service

                 H. D. Cleberg                       34
                 R. W. Honse                         25
                 G. E. Evans                         25
                 J. F. Berardi                        7
                 S. A. Riemann                       23



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of Farmland or any of its subsidiaries, served as members of the compensation committee during 1999:
Messrs. Jody Bezner, Tom Gist, Harry Fehrenbacher, Barry Jensen and Joe Royster. Mr. Bezner has served as Vice Chairman and Vice President of the Board of Farmland from December 1997 to the current date. No executive officer of Farmland (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of Farmland, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of Farmland, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Farmland.

COMPENSATION OF DIRECTORS

          Directors' compensation consists of payment of three hundred dollars ($300.00) per day of Farmland business (including, for example, board and committee meetings and other similar activities), plus reimbursement of necessary expenses incurred in connection with their official duties. In addition, we pay annual retainers of $30,000 to the Chairman; $25,000 to each member of the Executive Committee, other than the Chairman and President; and $20,000 to all other directors.



ITEM 12.  EQUITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Farmland's equity consists of preferred shares, common shares, associate member common shares and capital credits. Only the common shares have voting rights.

          At August 31, 1999, no person was known by Farmland to be the beneficial owner of more than five percent of Farmland's common shares.

          At August 31, 1999, the directors and executive officers of Farmland, neither individually nor as a group, beneficially owned in excess of one percent of any class of Farmland's equity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Farmland transacts business in the ordinary course with its directors and with its local cooperative members with which the directors are associated on terms no more favorable than those available to its other members.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  Listing of Financial Statements, Financial Statement Schedules and Exhibits

     (1)  FINANCIAL STATEMENTS

           Consolidated Balance Sheets, August 31, 1998 and 1999

           Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 1999

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 1999

           Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 1999

           Notes to Consolidated Financial Statements



  (2) FINANCIAL STATEMENTS

      All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

  (3)     EXHIBITS


Exhibit No.                            Description of Exhibits


        PLAN OF COMBINATION

  2. A Transaction Agreement between Cenex Harvest States Cooperatives, a Minnesota cooperative association and Farmland Industries, Inc., a Kansas cooperative corporation, dated as of September 23, 1999.*

        ARTICLES OF INCORPORATION AND BYLAWS:

   3.(i)A Articles of Incorporation and Bylaws of Farmland Industries, Inc.
        effective December 10, 1998. (Incorporated by Reference - Form S-1/A, filed December 16, 1998)

      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
      INDENTURES**:

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

        (Incorporated by Reference - Form S-1, No. 33-40759, effective December 31, 1997)

   4.(i)C Certificate of Designation for a Series of Preferred Shares Designated as 8% Series A Cumulative Redeemable Preferred Shares, dated December 19, 1997. (Incorporated by Reference - Form S-2, filed April 3, 1998)

   4(.ii)A   Syndicated Credit Facility between Farmland Industries, Inc. and various banks dated May 15, 1996, (Incorporated by Reference - Form 10-Q filed July 15, 1996)

        MATERIAL CONTRACTS:

        MANAGEMENT REMUNERATIVE PLANS:

  10.(iii)A  Employee Variable Compensation Plan (September 1, 1999 - August 31,
        2000)

  10.(iii)B  Farmland Industries, Inc. Management Long-Term Incentive Plan
        (Incorporated by Reference - Form 10-K, filed November 7, 1997)

          10.(iii)B(1) Exhibit F (Fiscal years 1998 through 2000) (Incorporated by Reference - Form 10-K, filed November 7, 1997)

          10.(iii)B(2) Exhibit G (Fiscal years 1999 through 2001) (Incorporated by Reference - Form 10-K, filed November 20, 1998)

        10.(iii)B(3)   Exhibit H (Fiscal years 2000 through 2002)

  10.(iii)C  Farmland Industries, Inc. Supplemental Executive Retirement Plan
        (As Amended and Restated Effective September 1, 1999)


        10.(iii)C(1)   Resolution Approving the Revision of Appendix A and
        Appendix A (Incorporated by Reference - Form 10-K, filed November 27,
        1996)

  10.(iii)D  Farmland Industries, Inc. Executive Deferred Compensation Plan (As
        Amended and Restated Effective November 1, 1996) (Incorporated by Reference - Form 10-K, filed November 27, 1996)

  10.(iii)E  Employment agreement between Farmland and Mr. H. D. Cleberg, dated
        May 1, 1999 (Incorporated by Reference - Form 10-Q, filed July 14,
        1999).

  10.(iii)F  Employment Agreement between Farmland and Mr. Robert Honse, dated
        June 7, 1999 (Incorporated by Reference - Form 10-Q, filed July 14,
        1999).

  10.(iii)G Summary of severance and retention bonus plan for certain management employees of Farmland, dated June 7, 1999 (Incorporated by Reference - Form 10-Q filed July 14, 1999).

  21    Subsidiaries of the Registrant

  24    Power of Attorney


  27    Financial Data Schedule

* Exhibits to the Transaction Agreement do not contain information material to an investment decision and have not been filed. At the Commission's request, we agree to furnish a copy of such exhibits.

** Long-term debt instruments pursuant to which the debt issuable thereunder does not exceed 10% of Farmland's total assets have not been filed. At the Commission's request, we agree to furnish a copy of such instruments or agreements.

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

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, FARMLAND INDUSTRIES, INC. HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF KANSAS CITY, STATE OF MISSOURI ON NOVEMBER 19, 1999.

                                    FARMLAND INDUSTRIES, INC.


                                    BY     /s/  TERRY M. CAMPBELL

                                             Terry M. Campbell
                                        Executive Vice President and
                                          Chief Financial Officer


                                    BY      /s/  ROBERT B. TERRY

                                              Robert B. Terry
                                     Vice President and General Counsel


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED FOR THE FOLLOWING PERSONS ON BEHALF OF FARMLAND INDUSTRIES, INC. AND IN THE CAPACITIES AND ON THE DATE INDICATED PURSUANT TO VALID POWER OF ATTORNEY EXECUTED ON OCTOBER 20, 1999.


        Signature                    Title                           Date

           *                  Chairman of Board,            November 19, 1999

    Albert J. Shivley               Director

            *                 Vice Chairman of Board         November 19, 1999

       Jody Bezner            Vice President and Director

            *                       Director                 November 19, 1999

   Lyman L. Adams, Jr.

            *                       Director                 November 19, 1999


           *                       Director                 November 19, 1999

    Richard L. Detten

            *                       Director                 November 19, 1999

      Steven Erdman

            *                       Director                 November 19, 1999

    Harry Fehrenbacher

            *                       Director                 November 19, 1999

       Martie Floyd

            *                       Director                 November 19, 1999

      Warren Gerdes


           *                       Director                  November 19, 1999
      Thomas H. Gist

            *                       Director                 November 19, 1999

       Ben Griffith

            *                       Director                 November 19, 1999

       Gail D. Hall

            *                       Director                 November 19, 1999

       Barry Jensen

            *                       Director                 November 19, 1999

       Ron Jurgens

            *                       Director                 November 19, 1999

    William F. Kuhlman

            *                       Director                 November 19, 1999

      Greg Pfenning

            *                       Director                 November 19, 1999

       Monte Romohr

           *                       Director                 November 19, 1999

       Joe Royster

            *                       Director                 November 19, 1999

     E. Kent Stamper

            *                       Director                 November 19, 1999

      Eli F. Vaughn

            *                       Director                 November 19, 1999

       Frank Wilson



    /s/  H.D. CLEBERG              President,                November 19, 1999

      H. D. Cleberg             Chief Executive
                                    Officer

  /s/  TERRY M. CAMPBELL      Executive Vice President       November 19, 1999

    Terry M. Campbell         and Chief Financial Officer
                              (Principal Financial Officer)

     /s/  MERL DANIEL          Vice President and            November 19, 1999

       Merl Daniel                 Controller
                              (Principal Accounting Officer)


*BY/s/  TERRY M. CAMPBELL

    Terry M. Campbell
     Attorney-In-Fact