Form 10-Q
period 1999-11-30
FARMLAND INDUSTRIES INC
filed 2000-01-14
CIK 34616

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

                                       or

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to _____________.

                       Commission File Number:   2-67985


                           FARMLAND INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



               Kansas                                      44-0209330
      (State of incorporation)             (I.R.S. Employer Identification No.)

     3315 North Oak Trafficway
       Kansas City, Missouri                               64116-0005
  (Address of principal executive                          (Zip Code)
              offices)

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS

                                                                      August 31               November 30
                                                                        1999                      1999

                                                                         (Amounts in Thousands)
  Accounts receivable - trade...............................   $        794,237        $        728,582
  Inventories (Note 2)......................................            840,504                 764,295
  Deferred income taxes.....................................             49,495                  49,613
  Other current assets......................................            153,833                 158,101


       Total Current Assets.................................   $      1,838,069        $      1,700,591



Investments and Long-Term Receivables (Note 4)..............   $        329,729        $        383,102



Property, Plant and Equipment:
  Property, plant and equipment, at cost....................   $      1,744,252        $      1,764,148
     Less accumulated depreciation and
     amortization...........................................            911,049                 930,600


  Net Property, Plant and Equipment.........................   $        833,203        $        833,548



Other Assets................................................   $        256,648        $        253,643
Total Assets................................................   $      3,257,649        $      3,170,884


See accompanying Notes to Consolidated Financial Statements.


                  FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                            LIABILITIES AND EQUITIES

                                                                              August 31            November 30
                                                                                1999                  1999

                                                                                (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding...................................     $       76,128         $     117,977
    Short-term notes payable .......................................            546,180               532,898
    Current maturities of long-term debt ...........................             44,771                45,996
    Accounts payable - trade........................................            463,296               396,252
    Other current liabilities.......................................            257,255               239,619


        Total Current Liabilities...................................     $    1,387,630         $   1,332,742


Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).............     $      808,413         $     797,200
    Other long-term liabilities.....................................             40,212                39,097


        Total Long-Term Liabilities.................................     $      848,625         $     836,297


Deferred Income Taxes...............................................     $       63,058         $      64,303


Minority Owners' Equity in Subsidiaries.............................     $       41,009         $      47,179


Net (Loss) (Note 1).................................................     $           -0-        $     (26,542)


Capital Shares and Equities:
  Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
  cumulative redeemable preferred shares, stated at
  redemption value, $50 per share ..................................     $      100,000         $     100,000
  Other Preferred Shares, $25 Par Value ............................                 69                    48
  Common shares, $25 par value--Authorized
     50,000,000 shares..............................................            508,029               525,703
    Earned surplus and other equities...............................            309,229               291,154


        Total Capital Shares and Equities...........................     $      917,327         $     916,905




Contingent Liabilities and Commitments (Note 3)



Total Liabilities and Equities......................................     $    3,257,649         $   3,170,884


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ended

                                                                     November 30           November 30
                                                                        1998                  1999

                                                                         (Amounts in Thousands)
Sales.........................................................   $    2,582,250         $    2,984,465
Cost of sales.................................................        2,469,777              2,860,648


Gross income..................................................   $      112,473         $      123,817


Selling, general and administrative expenses..................   $      118,000         $      123,171


Other income (deductions):
   Interest expense, net......................................   $      (17,727)        $      (23,732)
   Other, net.................................................            8,467                 (5,424)

Total other income (deductions)...............................   $       (9,260)        $      (29,156)


Loss before income taxes, equity in net income of investees an minority owners' interest in
    net (income) of subsidiaries (Note 4).....................   $      (14,787)        $      (28,510)

Equity in net income of investees.............................           10,318                  1,077

Minority owners' interest in net (income)
   of subsidiaries............................................           (2,296)                (6,131)


Loss before income taxes......................................   $       (6,765)        $      (33,564)

Income tax benefit                                                          365                  7,022


Net loss                                                         $       (6,400)        $      (26,542)


See accompanying Notes to Consolidated Financial Statements.


                   FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                                          Three Months Ended

                                                                                    November 30         November 30
                                                                                        1998                1999

                                                                                      (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................      $    (6,400)        $   (26,542)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization..........................................           30,978              28,038
     Equity in net (income) of investees....................................           (9,734)             (1,077)
     Other..................................................................              985               9,320
    Changes in assets and liabilities:
       Accounts receivable..................................................          (25,597)             65,555
       Inventories..........................................................         (224,648)             22,654
       Other assets.........................................................           (5,713)               (765)
       Accounts payable.....................................................           41,849             (67,044)
       Other liabilities....................................................           44,200             (10,437)

Net cash provided by (used in) operating activities.........................      $  (154,080)        $    19,702


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................................      $   (26,075)        $   (26,329)
Distributions from joint ventures...........................................            4,798               6,737
Additions to investments and notes receivable...............................          (12,427)             (9,542)
Acquisition of other long-term assets.......................................           (9,253)             (6,743)
Proceeds from disposal of investments and notes receivable..................            4,834               2,106
Proceeds from sale of fixed assets..........................................            4,189               3,322

Net cash used in investing activities.......................................      $   (33,934)        $   (30,449)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds...............................................      $   (24,003)        $    (6,054)
Payments for redemption of equities.........................................           (3,422)                 -0-
Payments of dividends.......................................................           (2,000)             (2,004)
Proceeds from bank loans and notes payable..................................          196,521             915,172
Payments on bank loans and notes payable....................................          (60,316)           (933,017)
Proceeds from issuance of subordinated debt certificates....................           10,333               2,751
Payments for redemption of subordinated debt certificates...................           (3,780)             (5,720)
Increase of checks and drafts outstanding...................................           74,498              41,849
Net decrease in demand loan certificates....................................           (7,157)             (1,715)
Other ......................................................................                6                (515)

Net cash provided by financing activities...................................      $   180,680         $    10,747


Net decrease in cash and cash equivalents...................................     $    (7,334)        $        -0-
Cash and cash equivalents at beginning of period............................           7,334                  -0-

Cash and cash equivalents at end of period..................................     $        -0-        $        -0-


[FN]
See accompanying Notes to Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  INTERIM FINANCIAL STATEMENTS

Unless the context requires otherwise, (i) "Farmland", "we", "us" and "ours" refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31 and (iii) all references to "members" are to persons eligible to receive patronage refunds from Farmland including voting members, associate members and other patrons with which Farmland has a currently effective patronage refund agreement.

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

Our sales, margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact Farmland's operations. Historically, changes in the costs of raw materials used in the manufacture of our finished products have not necessarily resulted in corresponding changes in the prices at which we have sold such products. We cannot determine the extent to which these factors may impact our future operations. Our cash flow and net income may be volatile as conditions affecting agriculture and markets for our products change.

In accordance with the bylaws of Farmland and its cooperative subsidiaries, we determine annually the members' portion of income or loss before income taxes. From this amount, patronage refunds are distributed or losses are allocated to our members.

We make the determination of members' income (and members' loss) only after the end of the fiscal year. Our Board of Directors, in their sole discretion, then determines how member losses are to be handled and the resulting amount of patronage refunds to be paid or losses to be allocated from such member income or loss. Since we determine the amount of members' income and the amount of members' loss only after the end of the fiscal year, and since only after that determination has been made can our Board of Directors determine the handling of members' loss, the resulting amount of patronage refunds to be paid, the portion of such refund to be paid either in cash or Farmland equity (common stock, associate member common stock and capital credits) and since the amount of income appropriated to earned surplus is dependent on the amount of patronage refunds and the handling of members' losses, Farmland makes no provision for patronage refunds in its interim financial statements. Therefore, the amount of net income (loss) for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of November 30, 1999.

(2)  INVENTORIES

Major components of inventories are as follows:

                                                   August 31               November 30

                                                      1999                     1999

                                                         (Amounts in Thousands)
Finished and in-process products.............. $      719,118           $     676,507
Materials.....................................         54,387                  18,526
Supplies......................................         66,999                  69,262

                                               $      840,504           $     764,295






On September 1, 1999, we contributed all of our crude oil and in-process petroleum inventories to Cooperative Refining, LLC in exchange for a 42% interest in the venture. Cooperative Refining operates refineries at Coffeyville, Kansas and McPherson, Kansas on behalf of its partners. This investment is accounted for using the equity method.

At November 30, 1999, the carrying value of our remaining petroleum inventories stated under the LIFO method (gasoline and distillates) were $39.3 million, which approximates the replacement cost of these inventories.

(3)  CONTINGENCIES

  (A)  TAX LITIGATION

On November 29, 1999, the United States Tax Court issued an opinion holding that the gains and losses we realized in 1983 and 1984 on the sale of the stock of Terra Resources, Inc. and certain other assets were patronage-sourced, and that we had reported these gains and losses correctly. By ruling in our favor, the Tax Court rejected claims of the Internal Revenue Service that would have resulted in material additional federal income taxes plus accumulated interest. This ruling also means that we do not owe additional state income tax and accumulated interest related to these transactions.

The IRS may decide to appeal the Tax Court decision to the United States Court of Appeals for the Eighth Circuit. In the event of an appeal, Farmland's management believes there is a high probability that Farmland would ultimately prevail.
  (B)  ENVIRONMENTAL MATTERS

Farmland is aware of probable obligations under state and federal environmental laws at 41 properties. At November 30, 1999, we had an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $12.9 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate. Farmland has also recorded, as a receivable, approximately $1.0 million of estimated, probable insurance proceeds related to an environmental issue which has been remediated.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management's opinion, it is reasonably possible that Farmland may incur $11.8 million of costs in addition to the $12.9 million which has been accrued.

Under the Resource Conservation Recovery Act of 1976 (' 'RCRA''), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.0 million at November 30, 1999 (and are in addition to the $12.9 million accrual and the $11.8 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

 (4) SUMMARIZED FINANCIAL INFORMATION OF INVESTEES ACCOUNTED FOR BY THE EQUITY METHOD

Summarized financial information of investees accounted for by the equity method for the three months ended November 30, 1998 and November 30, 1999 is as follows:

                                                    November 30            November 30
                                                        1998                   1999

                                                      (Amounts in Thousands)
Net sales.....................................$       513,294        $       740,840


Net income....................................$        16,905        $         2,446


Farmland's equity in net income...............$        10,318        $         1,077




The Company's investments accounted for by the equity method consist principally of :
 . 50% equity interests in three manufacturers of plant nutrient products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited;
 . a 50% equity interest in a distributor of crop protection products, WILFARM,
  LLC;
 . during the three months ended November 30, 1998, a 50% equity interest in a grain marketer, Concourse Grain, LLC; and . during the three months ended November 30, 1999, a 42% equity interest in
  Cooperative Refining, LLC, which operates two refineries.

 (5)   INDUSTRY SEGMENT INFORMATION

THREE MONTHS ENDED
NOVEMBER 30, 1998 (PAGE 1 OF 3)
(Amounts in Thousands)
                                                        CONSOLIDATED SEGMENTS

                                        Combined
                                        Segments            Unallocated           Consolidated

Sales & transfers                   $      2,673,798      $           -         $     2,673,798
Transfers between
   segments                                  (91,548)                 -                 (91,548)

Net sales                           $      2,582,250      $           -         $     2,582,250

Cost of sales                              2,469,777                  -               2,469,777


Gross income                        $        112,473      $           -         $       112,473

Selling, general and
   administrative expenses          $         87,656      $       30,344        $       118,000

Other income (expense):
   Interest expense                 $             -       $      (19,929)       $       (19,929)
   Interest income                                -                2,202                  2,202
   Other, net                                  5,945               2,522                  8,467

Total other income (expense)        $          5,945      $      (15,205)       $        (9,260)
Equity in income/(loss)
   of investees                                9,005               1,313                 10,318

Minority owners' interest
   in net (income)/loss
   of subsidiaries                            (2,296)                 -                  (2,296)

Income tax benefit                                -                  365                    365


Net income (loss)                   $         37,471      $      (43,871)       $        (6,400)




Total assets                        $      2,822,391      $      254,992        $     3,077,383





THREE MONTHS ENDED
NOVEMBER 30, 1998 (PAGE 2 OF 3)
(Amounts in Thousands)
                                                              INPUT AND OTHER SEGMENTS

                                                                                          Other     Total Input
                                     Plant         Crop                                 Operating    and Other
                                     Foods      Protection    Petroleum       Feed        Units       Segments

Sales & transfers                  $257,720    $        62  $    215,677   $157,634    $  92,287   $   723,380
Transfers between
   segments                          (12,323)           -            (21)     (6,642)    (37,992)      (56,978)

Net sales                          $ 245,397   $        62  $    215,656   $ 150,992   $  54,295   $   666,402

Cost of sales                        240,320            39       209,700     138,088      44,401       632,548


Gross income                       $   5,077   $        23  $      5,956   $  12,904   $   9,894   $    33,854

Selling, general and
   administrative expenses         $   8,497   $         4  $      4,813   $   8,235   $   9,638   $    31,187

Other income (expense):
   Interest expense                $      -    $        -   $         -    $      -    $      -    $        -
   Interest income                        -             -             -           -           -             -
   Other, net                            526           256         2,255         151       1,860         5,048

Total other income (expense)       $     526   $       256  $      2,255   $     151   $   1,860   $     5,048

Equity in net income/(loss)
   of investees                        8,965        (1,535)           68         170          78         7,746

Minority owners' interest
   in net (income)/loss
   of subsidiaries                        54            -             -           -          253           307

Income tax benefit                        -             -             -           -           -             -


Net income (loss)                  $   6,125   $    (1,260) $      3,466   $   4,990   $   2,447   $    15,768




Total assets                       $680,384    $    20,590  $    445,635   $  93,456   $  191,175  $ 1,431,240





THREE MONTHS ENDED
NOVEMBER 30, 1998 (PAGE 3 OF 3)
(Amounts in Thousands)
                                                                   OUTPUT SEGMENTS

                                       Pork                       Beef                 Grain               Total

                                      Processing  Livestock      Processing    North                      Output
                                     & Marketing   Production   & Marketing   American   International   Segments

Sales & transfers                  $   368,936   $    13,246  $   547,715   $   542,728  $   477,793   $ 1,950,418
Transfers between
   segments                             (1,536)      (10,508)        (565)      (21,961)          -        (34,570)

Net sales                          $   367,400         2,738  $   547,150   $   520,767  $   477,793   $1,915,848

Cost of sales                          306,393        13,534      532,743       512,488      472,071     1,837,229


Gross income                       $    61,007   $   (10,796) $    14,407   $     8,279  $     5,722   $    78,619

Selling, general and
   administrative expenses         $    41,209   $       562  $     4,383   $     5,228  $     5,087   $    56,469

Other income (expense):
   Interest expense                $        -    $        -   $        -    $        -   $        -    $        -
   Interest income                          -             -            -             -            -             -
   Other, net                             (111)          (10)         363           180          475           897

Total other income (expense)       $      (111)  $       (10) $       363   $       180  $       475   $       897

Equity in net income/(loss)
   of investees                             -           (362)      (1,133)        2,754           -          1,259

Minority owners' interest
   in net (income)/loss
   of subsidiaries                          -             -        (2,603)           -            -         (2,603)

Income tax benefit                          -             -            -             -            -             -


Net income (loss)                  $    19,687   $   (11,730) $     6,651   $     5,985  $     1,110   $    21,703



Total assets                       $   336,561   $    29,813  $   254,701   $   446,246  $   323,830   $ 1,391,151




THREE MONTHS ENDED
NOVEMBER 30, 1999 (PAGE 1 OF 3)
(Amounts in Thousands)
                                                         CONSOLIDATED SEGMENTS

                                         Combined
                                         Segments            Unallocated           Consolidated

Sales & transfers                    $     3,144,262       $            -        $      3,144,262
Transfers between
   segments                                 (159,797)                   -                (159,797)

Net sales                             $    2,984,465       $           -         $      2,984,465

Cost of sales                              2,860,648                    -               2,860,648


Gross income                         $       123,817       $            -        $        123,817

Selling, general and
   administrative expenses                    89,146                34,025                123,171

Other income (expense):
   Interest expense                               -                (25,535)               (25,535)
   Interest income                                -                  1,803                  1,803
   Other, net                                 (6,951)                1,527                 (5,424)

Total other income (expense)         $        (6,951)      $       (22,205)      $        (29,156)

Equity in income/(loss)
   of investees                                3,489                (2,412)                 1,077

Minority owners' interest
   in net (income)/loss
   of subsidiaries                            (6,131)                   -                  (6,131)

Income tax benefit                                -                  7,022                  7,022


Net income (loss)                    $        25,078       $       (51,620)      $        (26,542)




        Total assets                 $     2,845,805       $       325,079       $      3,170,884




THREE MONTHS ENDED
NOVEMBER 30, 1999 (PAGE 2 OF 3)
(Amounts in Thousands)
                                                                INPUT AND OTHER SEGMENTS

                                                                                                   Other     Total Input
                                           Plant            Crop                                 Operating    and Other
                                           Foods         Protection    Petroleum       Feed        Units       Segments

Sales & transfers                      $    234,570     $        53  $    371,470   $ 176,594   $ 106,665    $   889,352
Transfers between
   segments                                    (930)             -              0     (17,552)    (23,397)       (41,879)

Net sales                              $    233,640     $        53  $    371,470   $ 159,042   $  83,268   $    847,473

Cost of sales                               239,927              33       367,364     145,361      71,782        824,467


Gross income (loss)                    $     (6,287)    $        20  $      4,106   $  13,681   $  11,486   $     23,006

Selling, general and
   administrative expenses             $      8,131     $        -   $      4,124   $   7,980   $  10,169   $     30,404

Other income (expense):
   Interest expense                    $         -      $        -   $         -    $      -    $      -    $         -
   Interest income                               -               -             -           -           -              -
   Other, net                                (8,858)             -             (6)        217       1,079         (7,568)

Total other income (expense)           $     (8,858)    $         0  $         (6)  $     217   $   1,079   $     (7,568)

Equity in net income/(loss)

   of investees                               3,712          (2,610)        1,875         380          63          3,420

Minority owners' interest
   in net (income)/loss
   of subsidiaries                               -               -             -         (196)         16           (180)

Income tax benefit                               -               -             -           -           -              -


Net income (loss)                      $    (19,564)    $    (2,590) $      1,851   $   6,102   $   2,475   $    (11,726)




Total assets                           $    648,824     $    17,403  $    385,085   $132,249    $107,551    $  1,291,112





THREE MONTHS ENDED
NOVEMBER 30, 1999 (PAGE 3 OF 3)
(Amounts in Thousands)
                                                                   OUTPUT SEGMENTS

                                       Pork                       Beef                 Grain                Total
                                      Processing  Livestock      Processing     North                       Output
                                     & Marketing   Production   & Marketing   American     International   Segments

Sales & transfers                  $   384,004   $    23,803  $    656,233  $   609,663   $    581,207   $ 2,254,910
Transfers between
   segments                             (1,265)      (17,247)         (488)     (98,918)            -       (117,918)

Net sales                          $   382,739   $     6,556  $    655,745  $   510,745   $    581,207   $ 2,136,992

Cost of sales                          327,510        11,012       629,221      497,094        571,344     2,036,181


Gross income                       $    55,229   $    (4,456) $     26,524  $    13,651   $      9,863   $   100,811

Selling, general and
   administrative expenses         $    40,860   $       614  $      5,044  $     6,622   $      5,602   $    58,742

Other income (expense):
   Interest expense                $        -    $        -   $         -   $        -    $         -    $        -
   Interest income                          -             -             -            -              -             -
   Other, net                            1,320           (52)          215          121           (987)          617

Total other income (expense)       $     1,320   $       (52) $        215  $       121   $       (987)  $       617

Equity in net income/(loss)
  of investees                              9          (121)           70          111             -             69

Minority owners' interest
   in net (income)/loss
   of subsidiaries                          -          -            (5,951)          -              -         (5,951)

Income tax benefit                          -             -             -            -              -             -


Net income (loss)                  $    15,698   $    (5,243) $     15,814  $     7,261   $      3,274   $    36,804




Total assets                       $   365,042   $    56,176  $    304,702  $   432,866   $    395,907   $ 1,554,693




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland's Annual Report on Form 10-K for the year ended August 31, 1999.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Farmland has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the ''continuous debt program'') and bank lines of credit.

Farmland's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company, and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered and by options of Farmland to call for redemption certain
of its outstanding debt securities.   During the three months ended November 30,
1999, the outstanding balance of demand certificates decreased by $1.7 million and the outstanding balance of subordinated debt securities decreased $3.0 million.

In May 1996, Farmland entered into a five year Syndicated Credit Facility (the "Credit Facility") with various participating banks. The Credit Facility provides an annually renewable short-term credit of up to $650.0 million and revolving long-term credit of up to $450.0 million (subject to compliance with certain financial covenants).

Farmland pays commitment fees under the Credit Facility equal to 22.5 basis points annually on the unused portion of the short-term credit and 25 basis points annually on the unused portion of the long-term credit. In addition, Farmland must comply with financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined in the Credit Facility. The short-term credit provided under the Credit Facility is reviewed and/or renewed annually. The next scheduled review date is in May 2000. The revolving long-term credit provided under the Credit Facility expires in May 2001.

At November 30, 1999, the Company had $375.2 million of short-term borrowings under the Credit Facility and $180.0 million of revolving term borrowings. Additionally, $54.2 million of the Credit Facility was utilized to support letters of credit. At November 30, 1999, we had capacity to finance additional current assets of $222.9 million under the short-term credit. Requirements under the Credit Facility limit current availability under the long-term credit to $106.5 million.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at November 30, 1999, $28.6 million was borrowed.

Farmland National Beef Packing Company, L.P. ("FNBPC") has a five year $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1999, FNBPC had borrowings under this facility of $63.4 million and $3.3 million of the facility was utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the facility.

The Company's international grain trading subsidiaries (collectively referred to as "Tradigrain") have borrowing agreements with various international banks which provide financing and letters of credit to support Tradigrain's international grain trading activities. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At November 30, 1999, such borrowings totaled $116.8 million.

Leveraged leasing has been utilized to finance railcars and a significant portion of our fertilizer production equipment. In December 1997, Farmland entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities are designed to convert petroleum coke by-products into fertilizers. When the facilities are completed in the spring of 2000, Farmland will be obligated to make future minimum lease payments with an approximate present value of $223 million. Alternatively, Farmland has an option to purchase the facilities for a purchase price equal to the facilities' construction costs less any portion of the original construction cost previously paid. In the event Farmland should default on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities. Upon payment of such amount, we would receive title to the assets.

In the opinion of management, these arrangements for capital are adequate for our present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

Operating activities generated $19.7 million of cash during the three months ended November 30, 1999. This cash was generated primarily as a result of decreases in inventories and receivables, partially offset by a decrease in
trade payables.   Major uses of cash during the three months ended November 30,
1999 include: capital expenditures of $26.3 million; net repayment of bank borrowings of $17.8 million; $6.1 million for patronage refunds distributed from income of the 1999 fiscal year; and $9.5 million for additions to investments and notes receivable. The major source of cash was an increase in the balance of checks and drafts outstanding of $41.8 million.




RESULTS OF OPERATIONS

   GENERAL

In view of the seasonality of Farmland's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year. Historically, the majority of farm supply products have been sold in the spring. Sales in the beef and grain marketing businesses historically have been concentrated in the summer. Summer is the lowest sales period for pork products.

Farmland's sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which these factors may impact our future operations. Farmland's cash flow and net income may volatile as conditions affecting agriculture and markets for our products change.

The level of operating income in the plant foods, petroleum, and food processing and marketing businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (the natural gas in nitrogen-based plant nutrients, the crude oil in petroleum products, and live hogs and cattle in the food processing and marketing businesses). We cannot determine the direction or magnitude to which these factors will affect our cash flow and net income.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998

For the three months ended November 30, 1999, our sales were $3.0 billion compared with sales of $2.6 billion for the same period last year. This increase is primarily due to a $0.2 billion increase in sales of the petroleum segment, a $0.1 billion increase in sales of the beef processing and marketing segments and a $0.1 billion increase in sales of international grain segment. For the three months ended November 30, 1999, Farmland incurred a net loss of $26.5 million compared with a net loss of $6.4 million for the same period last year. The net loss in the three months ended November 30, 1999 compares unfavorably with the prior year primarily because market prices of plant foods continued to decline, which adversely impacted the operating results of Farmland.

   PLANT FOODS

Sales of the plant foods segment decreased $11.8 million for the three months ended November 30, 1999 compared with the same period last year. The decrease results from lower unit selling prices for both nitrogen- and phosphate-based plant foods, partly offset by an increase in unit sales of phosphate-based fertilizers. Plant food market prices have declined due to a relatively high inventory level present in the industry.

The plant foods segment had a loss of $19.6 million for the three months ended November 30, 1999 compared with income of $6.1 million the same period last year. This loss results primarily from a continued excess supply of plant foods products, which has caused market prices for both nitrogen- and phosphate-based plant foods to decline. Also, as a result of this situation, we decided to temporarily curtail production at two facilities, which adversely affected our ability to recover certain manufacturing fixed costs. Also contributing to the segment loss were approximately $5.0 million of startup costs related to our gasification plant located in Coffeyville, Kansas.

During the past year, the nitrogen plant foods industry has experienced market price declines due to increased worldwide supplies of nitrogen and decreased demand for plant foods in response to decreased unit prices that producers have realized for their grains. While no assurances can be given that this trend will not continue, management anticipates a limited price recovery during the spring season.
   PETROLEUM

Sales of the petroleum segment in the three months ended November 30, 1999 increased $155.8 million compared with the same period last year. This increase was primarily attributable to higher unit prices for refined fuels and distillates combined with a slight increase in unit sales.

Income for the petroleum segment decreased $1.6 million for the three months ended November 30, 1999 compared with the prior period. This decline was primarily due to a decrease in the spread between crude oil costs and refined products selling prices. With the formation of the Cooperative Refining venture, a portion of petroleum income is now recognized as equity in income of investees, rather than as gross income.

   FEED

Sales of the feed business increased approximately 5% in the three months ended November 30, 1999 compared with the prior year. This increase is as a result of increased unit sales. Income for the feed segment increased $1.1 million for the three months ended November 30, 1999 compared with the same period last year primarily due to a slight improvement in feed ingredient and formula feed margins.

   PORK PROCESSING AND MARKETING AND LIVESTOCK PRODUCTION

Sales in the pork processing and marketing business segment increased $15.3 million, or approximately 4%, from the same period last year. This increase is primarily attributable to higher unit prices partially offset by lower unit sales.

Income in the pork processing and marketing business segment for the three months ended November 30, 1999 decreased $4.0 million compared to the prior period. This decrease is primarily attributable to lower margins which reflect higher live hog prices and to lower unit sales. In addition, the livestock production segment had a loss of $5.2 million for the three months ended November 30, 1999 compared with a loss of $11.7 million in the prior year. This improvement is primarily attributable to improved unit margins due to higher live hog prices.


   BEEF PROCESSING AND MARKETING

Sales of the beef processing and marketing segment increased $108.6 million for the three months ended November 30, 1999 compared with the same period last year. The increase is due to a 6% increase in the number of cattle processed combined with a 13% increase in unit selling prices.

Farmland's share of the beef processing and marketing segment's income increased $9.2 million for the three months ended November 30, 1999 compared to the prior period. This increase is primarily attributable to increased beef unit sales and increased margin per head of cattle processed. These increases were partially offset by higher per head labor-related expenses.

   NORTH AMERICAN GRAIN

Sales of the North American grain segment decreased $10.0 million for the three month period ended November 30, 1999 compared with the same period last year primarily as the result of declines in grain prices largely offset by a significant increase in unit sales of wheat.

North American grain segment income for the three months ended November 30, 1999 increased $1.3 million compared to the same period last year. This increase is primarily attributable to improved grain margins. During 1999, our Concourse Grain venture was liquidated and certain of Concourse Grain's marketing activities were assumed by North American grain. As a result, during the three months ended November 30, 1999, income related to grain marketing was included as a component of gross income. During the first quarter of last year, this income was included as a component of equity in net income from investees.

   INTERNATIONAL GRAIN

International Grain's sales increased $103.4 million and their income increased $2.2 million for the three month period ended November 30, 1999 compared with the same period last year primarily as a result of increased volume for all major commodities.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased $5.2 million, or 4%, from the same period last year. SG&A expenses directly connected to segments increased approximately $1.5 million and these expenses have been included in the determination of business segment income. SG&A expenses not identified to business segments increased $3.7 million, primarily a result of increased costs of management information services, increased group health plan expenses, and expenses incurred in connection with the proposed merger with Cenex Harvest States.

      INTEREST EXPENSE

Interest expense increased $5.6 million due to both an increase in average borrowings and an increase in average interest rate.

      TAX BENEFIT

The income tax benefit increased $6.7 million due to an increase in Farmland's loss combined with an increase in the effective tax rate. The increase in the effective tax rate is the result of a change in the income that is available for patronage.


YEAR 2000

Farmland has not experienced any significant problems related to Year 2000 issues. Also, we do not anticipate encountering significant Year 2000 problems in the future. Farmland's total cost to ensure our software was Year 2000 compliant was approximately $6.5 million.

RECENT DEVELOPMENTS

Farmland, Cenex Harvest States, and Land O'Lakes have announced their intent to form an agronomy marketing joint venture, with the venture beginning operations during early 2000. We anticipate the venture will enable the partners to achieve enhanced economies of scale and to generate critical mass in our marketing and distribution. Farmland will retain the ownership of our manufacturing facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 2000. We are currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on our financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Farmland's market exposure to derivative transactions, entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk, has not materially changed since August 31, 1999. Quantitative and qualitative disclosures about market risk is contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 1999.


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

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon our business, the anticipated expenditures for environmental remediation, Farmland's assessment of future problems related to Year 2000 issues, the continuation of current operating trends through the end of this fiscal year, the ultimate consummation of proposed ventures or alliances, the impact of seasonal demand on the profitability of the crop production business, the consequences of an adverse judgment in certain litigations, the perceived future business benefits related to our agronomy marketing venture, and our ability to fully and timely complete modifications and expansions with respect to certain manufacturing facilities. Discussion containing such forward-looking statements is found in the material set forth herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

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

9.The factors identified in "Business and Properties - Business - Business Risk
  Factors" included in our Annual Report on Form 10-K for the year ended August 31, 1999.



                          PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

   (A)    EXHIBITS

The exhibits listed below are filed as part of Form 10-Q for quarter ended November 30, 1999.

        Exhibit No.                         Description of Exhibits


          27        Financial Data Schedule

   (B) FARMLAND FILED A REPORT ON FORM 8-K, ITEM 5, "OTHER EVENTS" ON NOVEMBER 30, 1999. THE REPORT ON FORM 8-K DESCRIBED A TAX COURT OPINION ISSUED RELATED TO AN OUTSTANDING TAX CASE.

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

Date:   January 14, 2000