Form 10-Q
period 2000-02-29
FARMLAND INDUSTRIES INC
filed 2000-04-14
CIK 34616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]                        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended February 29, 2000

                                                        or

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

                                                             August 31         February 29
                                                               1999                2000
                                                           --------------    -----------------
                                                                (Amounts in Thousands)

  Accounts receivable - trade...........................   $       794,237    $       741,737
  Inventories (Note 2)..................................           840,504            822,542
  Deferred income taxes.................................            49,495             49,614
  Other current assets..................................           153,833            154,381
                                                           ---------------    ---------------

        Total Current Assets............................   $     1,838,069    $     1,768,274
                                                           ---------------    ---------------

Investments and Long-Term Receivables (Note 4)..........   $       329,729    $       383,367
                                                           ---------------    ---------------

Property, Plant and Equipment:
  Property, plant and equipment, at cost................   $     1,744,252    $     1,777,081
     Less accumulated depreciation and
     amortization.......................................           911,049            943,938
                                                           ---------------    ---------------

  Net Property, Plant and Equipment.....................   $       833,203    $       833,143
                                                           ---------------    ---------------

Other Assets                                               $       256,648    $       250,933
                                                           ---------------    ---------------

Total Assets                                               $     3,257,649    $     3,235,717
                                                           ===============    ===============
----------
See Accompanying Notes to Condensed Consolidated Finacial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND EQUITIES

                                                                1999            2000
                                                                --------------   -------------
                                                                      (Amounts in Thousands)

Current Liabilities:
    Checks and drafts outstanding.............................  $       76,128   $      93,044
    Short-term notes payable .................................         546,180         517,531
    Current maturities of long-term debt .....................          44,771          53,803
    Accounts payable - trade..................................         463,296         357,176
    Other current liabilities.................................         257,255         333,154
                                                                --------------  --------------

         Total Current Liabilities............................  $    1,387,630   $   1,354,708
                                                                --------------  --------------

Long-Term Liabilities:
    Long-term borrowings (excluding current maturities).......  $      808,413   $     864,243
    Other long-term liabilities...............................          40,212          39,976
                                                              ----------------  --------------

         Total Long-Term Liabilities..........................  $      848,625   $     904,219
                                                                --------------  --------------

Deferred Income Taxes.........................................  $       63,058   $      65,394
                                                                --------------  --------------

Minority Owners' Equity in Subsidiaries.......................  $       41,009   $      46,283
                                                                --------------  --------------

Net (Loss) (Note 1)...........................................  $           -0-  $     (48,638)
                                                                --------------- ---------------

Capital Shares and Equities:
    Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
     cumulative redeemable preferred shares, stated
     at redemption value, $50 per share.......................  $      100,000   $     100,000
    Other Preferred Shares, $25 Par Value.....................              69              34
    Common shares, $25 par value--Authorized
      50,000,000 shares.......................................         508,029         527,464
    Earned surplus and other equities.........................         309,229         286,253
                                                                --------------  --------------

         Total Capital Shares and Equities....................  $      917,327   $     913,751
                                                                --------------  --------------

Contingent Liabilities and Commitments (Note 3)

Total Liabilities and Equities................................  $    3,257,649   $   3,235,717

----------
See Accompanying Notes to Condensed Consolidated Finacial Statements                                                               ==============  ==============

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                          ---------------  ---------------
                                                            February 28      February 29
                                                               1999             2000
                                                          ---------------  ---------------
                     (Amounts in Thousands)

Sales..................................................... $    5,073,898   $    5,848,663
Cost of sales.............................................      4,852,035        5,613,211
                                                           --------------   --------------

Gross income.............................................. $      221,863   $      235,452
                                                           --------------   --------------

Selling, general and administrative expenses.............. $      235,824   $      237,512
                                                           --------------   --------------

Other income (deductions):
    Interest expense, net................................. $      (35,039)  $      (48,806)
    Other, net............................................         12,269           (4,959)
                                                           ---------------  ---------------
Total other income (deductions)........................... $      (22,770)  $      (53,765)
                                                           ---------------  ---------------

Loss before equity in net income of investees, minority
    owners'interest in net (income) of subsidiaries
     and income taxes..................................... $      (36,731)  $      (55,825)

Equity in net income of investees (Note 4)................         24,479            5,059

Minority owners' interest in net (income)
    of subsidiaries.......................................         (4,146)          (9,385)
                                                           ---------------  ---------------

Loss before income taxes.................................. $      (16,398)  $      (60,151)

Income tax benefit                                                 12,104           11,513
                                                           ---------------  --------------

Net loss                                                   $       (4,294)  $      (48,638)
                                                           ===============  ===============

----------
See Accompanying Notes to Condensed Consolidated Finacial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        ---------------  -----------------
                                                          February 28        February 29
                                                             1999                2000
                                                        ---------------  -----------------
                     (Amounts in Thousands)

Sales................................................... $  2,491,648      $    2,864,198
Cost of sales...........................................    2,382,258           2,752,563
                                                         ------------      --------------

Gross income............................................ $    109,390      $      111,635
                                                         ------------      --------------

Selling, general and administrative expenses............ $    117,824      $      114,341
                                                         ------------      --------------

Other income (deductions):
    Interest expense, net............................... $    (17,312)     $      (25,074)
    Other, net..........................................        3,802                 465
                                                         ------------      --------------
Total other income (deductions)......................... $    (13,510)     $      (24,609)
                                                         -------------     ---------------

Loss before equity in net income of investees, minority
     owners'interest in net (income) of subsidiaries
     and income taxes................................... $    (21,944)     $      (27,315)

Equity in net income of investees (Note 4) .............       14,161               3,982

Minority owners' interest in net (income)
    of subsidiaries.....................................       (1,850)             (3,254)
                                                         -------------     ---------------

Loss before income taxes................................ $     (9,633)     $      (26,587)

Income tax benefit......................................       11,739               4,491
                                                         ------------      --------------

Net income (loss)....................................... $      2,106      $      (22,096)
                                                         ============      ===============
----------
See Accompanying Notes to Condensed Consolidated Finacial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                             ---------------  ------------------
                                                              February 28        February 29
                                                                 1999                2000
                                                             ---------------   -----------------
                                                                  (Amounts in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................... $      (4,294)      $   (48,638)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization..........................        55,795            55,193
      Equity in net (income) of investees....................       (24,479)           (5,059)
      Other..................................................        13,511             9,370
    Changes in assets and liabilities:
       Accounts receivable...................................       (18,177)           52,300
       Inventories...........................................      (126,207)          (35,592)
       Other assets..........................................       (50,443)            1,809
       Accounts payable......................................       (16,058)         (106,120)
       Customer advances on product purchases................        51,435            88,553
       Other liabilities.....................................       (48,987)           (7,645)
                                                              --------------      ------------
Net cash provided by (used in) operating activities.......... $    (167,904)      $     4,171
                                                              --------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures......................................... $     (49,002)      $   (48,381)
Distributions from joint ventures............................        37,588            11,910
Additions to investments and notes receivable................       (30,323)          (17,846)
Acquisition of other long-term assets........................        (9,096)          (10,343)
Proceeds from disposal of investments and notes receivable...        17,797            12,842
Proceeds from sale of fixed assets...........................         2,089             4,395
Other........................................................            25                -0-
                                                              -------------       ------------
Net cash used in investing activities........................ $     (30,922)      $   (47,423)
                                                              --------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds................................ $     (23,714)      $    (6,054)
Payments for redemption of equities..........................        (8,517)               (9)
Payments of dividends........................................        (2,004)           (4,004)
Proceeds from bank loans and notes payable...................       611,987           984,297
Payments on bank loans and notes payable.....................      (482,332)         (945,920)
Proceeds from issuance of subordinated debt certificates.....        46,804            16,734
Payments for redemption of subordinated debt certificates....        (7,825)          (13,820)
Increase of checks and drafts outstanding....................        64,497            16,916
Net decrease in demand loan certificates.....................        (7,499)           (4,210)
Other                                                                    95              (678)
                                                              -------------       ------------
Net cash provided by financing activities.................... $     191,492       $    43,252
                                                              -------------       -----------

Net decrease in cash and cash equivalents.................... $      (7,334)      $        -0-
Cash and cash equivalents at beginning of period.............         7,334                -0-
                                                              -------------       ------------
Cash and cash equivalents at end of period................... $          -0-      $        -0-
                                                              --------------      ------------

----------
See Accompanying Notes to Condensed Consolidated Finacial Statements

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

Our sales, margins and net income or loss depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact Farmland's operations. Historically, changes in the costs of raw materials used in the manufacture of our finished products have not necessarily resulted in corresponding changes in the prices at which we have sold such products. We cannot determine the extent to which these factors may impact our future operations. Our cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

In accordance with the bylaws of Farmland and its cooperative subsidiaries, we determine annually the members' portion of income or loss before income taxes. From this amount, patronage refunds are distributed or losses are allocated to our members.

Farmland does not provide for patronage refunds in our interim financial statements as:
  we determine the amount of members' income and the amount of members' loss only after the end of the fiscal year;
  the Board of Directors, in its sole discretion, then determines the resulting amount of patronage, after consideration of member losses (if any), and the portion of the refund to be paid in cash and the portion to be paid in Farmland equity (common stock, associate member common stock and capital credits); and
  the amount of income appropriated to earned surplus is dependent on th amount of patronage refunds and the handling of members' losses (if any). Therefore, the amount of net (loss) for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of February 29, 2000.

(2) Inventories

Major components of inventories are as follows:
                                                      1999                     2000
                                                --------------          --------------                                                          (Amounts in Thousands)
Finished and in-process products..............  $      719,118          $      733,969
Materials.....................................          54,387                  17,939
Supplies......................................          66,999                  70,634
                                                --------------          --------------
                                                $      840,504          $      822,542
                                                ==============          ==============

On September 1, 1999, we contributed our crude oil and in-process petroleum inventories to Cooperative Refining, LLC in exchange for an ownership interest in the venture. Cooperative Refining operates refineries at Coffeyville, Kansas and McPherson, Kansas on behalf of its partners. This investment is accounted for using the equity method.

At February 29, 2000, the carrying value of our remaining petroleum inventories stated under the LIFO method (gasoline and distillates) was $38.3 million, which was approximately $22.8 million less than the market value of these inventories.

(3) Contingencies

     (a) Tax Litigation

On November 29, 1999, the United States Tax Court issued an opinion holding that the gains and losses we realized in 1983 and 1984 on the sale of the stock of Terra Resources, Inc. and certain other assets were patronage-sourced and that we had reported these gains and losses correctly. By ruling in our favor, the Tax Court rejected claims of the Internal Revenue Service that would have resulted in material additional federal income taxes plus accumulated interest. This ruling also means that we do not owe additional state income tax and accumulated interest related to these transactions.

The IRS may decide to appeal the Tax Court decision to the United States Court of Appeals for the Eighth Circuit. In the event of an appeal, Farmland’s management believes there is a high probability that Farmland would ultimately prevail.

     (b) Environmental Matters

Farmland is aware of probable obligations under state and federal environmental laws at 41 properties. At February 29, 2000, we had an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $12.7 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management’s opinion, it is reasonably possible that Farmland may incur $11.9 million of costs in addition to the $12.7 million which has been accrued.

Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.0 million at February 29, 2000 (and are in addition to the $12.7 million accrual and the $11.9 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

(4) Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method for the six months ended February 28, 1999 and February 29, 2000 is as follows:

                                                    1999                   2000
                                              ---------------        -----------
                                                      (Amounts in Thousands)
Net sales...................................... $   1,362,129        $ 1,625,852
                                                =============        ===========
Net income..................................... $      42,265        $     7,553
                                                =============        ===========
Farmland's equity in net income................ $      24,479        $     5,059
                                                =============        ===========
Our investments accounted for by the equity method consist principally of
  50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited;
  during the six months ended February 28, 1999, a 50% equity interest in a grain marketer, Concourse Grain, LLC;
  during the six months ended February 29, 2000, an approximately 42% equity interest in Cooperative Refining, LLC, which operates two refineries; and
  during the six months ended February 29, 2000, an approximately 25% equity interest in VantagePoint Network, an Internet-based crop management information system.

(5) Industry Segment Information

Six months ended
February 28, 1999 (Page 1 of 3)
(Amounts in Thousands)

CONSOLIDATED SEGMENTS

-------------------------------------------------------------

                                  Segments            Unallocated           Consolidated
                              -----------------     ----------------      -----------------

Sales & transfers             $      5,251,696      $            -        $      5,251,696
Transfers between segments            (177,798)                  -                (177,798)
                              -----------------     ----------------      -----------------
Net sales                     $      5,073,898      $            -        $      5,073,898
                              =================     ================      =================

Net income (loss)             $         71,174      $       (75,468)      $         (4,294)
                              =================     ================      =================

Total assets                  $      2,677,836              315,663       $      2,993,499
                              =================     ================      =================

Six months ended
February 29, 2000 (Page 1 of 3)
(Amounts in Thousands)

CONSOLIDATED SEGMENTS

                                  Combined
                                  Segments            Unallocated           Consolidated
                              -----------------     ----------------      -----------------

Sales & transfers             $      6,123,438      $            -        $      6,123,438
Transfers between segments            (274,775)                  -                (274,775)
                              -----------------     ----------------      -----------------
Net sales                     $      5,848,663      $            -        $      5,848,663
                              =================     ================      ================

Net income (loss)             $         49,271      $       (97,909)      $        (48,638)
                              =================     ================      =================

Total assets                  $      2,920,936      $       314,781       $      3,235,717
                              =================     ================      =================
Six months ended
February 28, 1999 (Page 2 of 3)
(Amounts in Thousands)

INPUT AND OTHER SEGMENTS

-------------------------------------------------------------------------------

                                                                                  Other      Total Input
                                                                                 Operating   and other
                              Nutrients   Protection     Petroleum        Feed       Units       Segments
                              ----------- ------------ --------------  ----------- ----------- --------------

Sales & transfers             $ 507,629    $       125  $    394,099    $309,598    $  178,979  $  1,390,430
Transfers between segments      (24,682)           -            (49)      (12,645)    (70,078)     (107,454)
                                          ------------ -------------- ----------  ----------- --------------
                              -----------
Net sales                     $ 482,947   $       125  $    394,050      $  108,901  $  1,282,976
                                                                       $  296,953
                              =========== ============ ==============  =========== =========== ==============

Net income (loss)             $   5,029   $       548  $      2,419    $    8,689  $    2,018  $     18,703
                              =========== ============ ==============  =========== =========== ==============

Total assets                  $702,847    $    22,610  $    415,856    $   77,597  $  178,217  $1,397,127
                              =========== ============ ==============  =========== =========== ==============

Six months ended
February 29, 2000 (Page 2 of 3)
(Amounts in Thousands)

INPUT AND OTHER SEGMENTS

                                                                                    Other      Total Input
                                Crop         Crop                                  Operating     and Other
                              Nutrients   Protection     Petroleum        Feed       Units       Segments
                              ----------- ------------ --------------  ----------- ----------- --------------

Sales & transfers             $ 435,767    $       107  $    676,770    $340,096    $  212,490  $  1,665,230
Transfers between segments       (1,769)           -              -       (27,513)    (45,402)      (74,684)
                              -----------  ------------ --------------  ----------- ----------- --------------

Net sales                     $ 433,998   $       107  $    676,770    $312,583    $  167,088  $  1,590,546
                              =========== ============ ==============  =========== =========== ==============

Net income (loss)             $ (21,370)  $     1,441  $       (475)   $   10,109  $      274  $    (10,021)
                              =========== ============ ==============  =========== =========== ==============

Total assets                  $700,457    $    19,021  $    379,841    $  125,042  $  126,488  $1,350,849
                              =========== ============ ==============  =========== =========== ==============
Six months ended
February 28, 1999 (Page 3 of 3)
(Amounts in Thousands)

OUTPUT SEGMENTS

---------------------------------------------------------------------------------

                                                                                Grain
                                                                      ---------------------------
                               Processing   Livestock     Processing     North                      Output
                             & Marketing   Production   & Marketing    American    International  Segments
                             ------------- ------------ ------------- ------------- ------------- ------------

Sales & transfers            $   705,133   $    25,759  $ 1,099,167   $ 1,158,690   $   872,517   $ 3,861,266
Transfers between segments        (2,360)     (20,014)         (544)       (47,426)          -        (70,344)
                             ------------- ------------ -------------  ------------ ------------- -------------

Net sales                    $   702,773    $    5,745  $ 1,098,623   $ 1,111,264   $   872,517   $3,790,922
                             ============= ============ ============= ============= ============= ============

Net income (loss)            $    39,907   $   (18,432) $    13,806   $ 7,510       $     9,680   $    52,471
                             ============= ============ ============= ============= ============= ============

Total assets                 $   331,263   $    29,764  $   269,346   $ 381,224     $   269,112   $1,280,709
                             ============= ============ ============= ============= ============= ============

Six months ended
February 29, 2000 (Page 3 of 3)
(Amounts in Thousands)

OUTPUT SEGMENTS

                                 Pork                       Beef                Grain                 Total
                                                                       ---------------------------
                                Processing   Livestock     Processing     North                       Output
                              & Marketing   Production  & Marketing    American    International   Segments
                              ------------- ------------ ------------- ------------- ------------- --------------

Sales & transfers             $   775,455   $    49,888  $ 1,320,921   $ 1,200,207   $ 1,111,737   $  4,458,208
Transfers between segments         (2,666)      (36,632)      (3,156)      (157,637)          -        (200,091)
                              ------------- ------------ ------------- -------------  ------------  -------------                        -------------

Net sales                     $   772,789    $   13,256  $1,317,765    $1,042,570    $ 1,111,737
                                                                                                   $4,258,117
                              ============= ============ ============= ============= ============= ==============

Net income (loss)             $    19,837   $    (8,949) $    28,120   $ 13,995      $     6,289   $     59,292
                              ============= ============ ============= ============= ============= ==============

Total assets                  $   347,275   $    52,766  $   301,473   $ 436,041     $   432,532   $1,570,087
                              ============= ============ ============= ============= ============= ==============

Three months ended
February 28, 1999 (Page 1 of 3)
(Amounts in Thousands)

CONSOLIDATED SEGMENTS

                                   Combined
                                   Segments            Unallocated           Consolidated
                               -----------------     -----------------     ------------------

Sales & transfers              $      2,577,898      $            -        $      2,577,898
Transfers between segments              (86,250)                  -                 (86,250)
                              -----------------      -----------------     ------------------

Net sales                      $      2,491,648      $            -        $      2,491,648
                               =================     ==================    ==================

Net income (loss)              $         33,703      $       (31,597)      $          2,106
                               ==================     =================     ==================

Total assets                   $      2,677,836      $       315,663       $      2,993,499
                               =================     =================     ==================

Three months ended
February 29, 2000 (Page 1 of 3)
(Amount in Thousands)

CONSOLIDATED SEGMENTS

                                 Combined
                                 Segments            Unallocated           Consolidated
                             -----------------     -----------------     ------------------

Sales & transfers            $      2,979,176      $            -        $      2,979,176
Transfers between segments           (114,978)                  -                (114,978)
                             -----------------     -----------------     ------------------

Net sales                    $      2,864,198      $            -        $      2,864,198
                             =================    =================      ==================

Net income (loss)            $         24,193      $       (46,289)      $        (22,096)
                              =================   =================     ==================

Total assets                 $      2,920,936      $       314,781       $      3,235,717
                             =================     =================     ==================

Three months ended
February 28, 1999 (Page 2 of 3)
(Amounts in Thousands)

INPUT AND OTHER SEGMENTS

                                                                                                     Other      Total Input
                                  Crop            Crop                                  Operating     and Other
                               Nutrients       Protection     Petroleum       Feed        Units       Segments
                             ---------------   ------------ -------------- -----------  ----------  --------------

Sales & transfers            $    249,909      $        63  $    178,422   $  151,964   $  86,692   $     667,050

Transfers between segments        (12,359)     -                     (28)      (6,003)    (32,086)        (50,476)
                             ---------------   ------------ -------------- -----------  ---------   --------------

Net sales                    $    237,550      $        63  $    178,394   $  145,961   $  54,606    $    616,574
                             ===============   ============ ============== ===========  ==========  ==============

Net income (loss)            $     (1,096)     $     1,808  $     (1,047)  $    3,699   $    (429)  $       2,935
                             ===============   ============ ============== ===========  ==========  ==============

Total assets                 $    702,847      $    22,610  $    415,856    $  77,597   $178,217    $   1,397,127
                             ===============   ============ ============== ===========  ==========  ==============

Three months ended
February 29, 2000 (Page 2 of 3)
(Amounts in Thousands)

INPUT AND OTHER SEGMENTS

                                                                                           Other       Total Input
                                    Crop            Crop                                 Operating      and Other
                                 Nutrients       Protection     Petroleum       Feed       Units        Segments
                               ---------------   ------------ -------------- ----------- -----------  --------------

Sales & transfers              $    201,197      $        54  $    305,300   $163,502    $  105,825   $     775,878

Transfers between segments             (839)     -                       -       (9,961)    (22,005)        (32,805)
                               ---------------   ------------ -------------- -----------   ----------          --------------

Net sales                      $    200,358      $        54  $    305,300   $  153,541  $   83,830    $    743,073
                               ===============   ============ ============== =========== ===========  ==============

Net income (loss)              $     (1,806)     $     4,031  $     (2,326)  $    4,007  $   (2,201)  $       1,705
                               ===============   ============ ============== =========== ===========  ==============

Total assets                   $    700,457      $    19,021  $    379,841    $125,042   $126,488     $   1,350,849
                               ===============   ============ ============== =========== ===========  ==============

Three months ended
February 28,1999 (Page 3 of 3)
(Amounts in Thousands)

OUTPUT SEGMENTS

-----------------------------------------------------------------------------------

                                                                                   Grain
                                                                       ----------------------------
                               Processing   Livestock      Processing     North                       Output
                              & Marketing   Production    & Marketing    American    International   Segments
                             ------------- ------------ -------------- ------------- -------------- ------------

Sales & transfers            $   336,197   $    12,513  $    551,452   $    615,962  $    394,724   $ 1,910,848

Transfers between segments          (824)       (9,506)           21        (25,465)           -        (35,774)
                                        -                              -
                             ------------- ------------ -------------- ------------- -------------- ------------
Net sales                    $   335,373   $     3,007  $    551,473   $    590,497  $    394,724   $1,875,074

                             ============= ============ ============== ============= ============== ============

Net income (loss)            $    20,220   $    (6,702) $      7,155   $      1,525  $      8,570   $ 30,768
                             ============= ============ ============== ============= =============  ============

Total assets                 $   331,263   $    29,764  $    269,346   $    381,224  $    269,112   $ 1,280,709
                             ============= ============ ============== ============= ============== ============

Three months ended
February 29, 2000 (Page 3 of 3)
(Amounts in Thousands)

OUTPUT SEGMENT

-----------------------------------------------------------------------------------

                                                                                      Grain
                                                                           ----------------------------
                               Processing   Livestock      Processing     North                       Output
                              & Marketing  Production    & Marketing     American    International   Segments
                             ------------- ------------ -------------- ------------- -------------- ------------

Sales & transfers            $   391,451   $    26,085  $    664,688   $    590,544  $    530,530   $ 2,203,298
Transfers between segments        (1,401)      (19,385)       (2,668)       (58,719)           -        (82,173)
                             ------------- ------------ -------------- ------------- -------------- ------------
Net sales                    $   390,050   $     6,700  $    662,020   $    531,825  $    530,530   $ 2,121,125
                             ============= ============ ============== ============= ============== ============

Net income (loss)            $     4,139   $    (3,706) $     12,306   $      6,734  $      3,015   $    22,488
                             ============= ============ ============== ============= ============== ============

Total assets                 $   347,275   $    52,766  $    301,473   $    436,041  $    432,532   $ 1,570,087
                             ============= ============ ============== ============= ============== ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland’s Annual Report on Form 10-K for the year ended August 31, 1999.

Financial Condition, Liquidity and Capital Resources

Farmland has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the “continuous debt program”) and bank lines of credit.

Farmland’s debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company, and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the six months ended February 29, 2000, the outstanding balance of demand certificates decreased by $4.2 million and the outstanding balance of subordinated debt securities increased $2.9 million.

In May 1996, Farmland entered into a five-year Syndicated Credit Facility (the “Credit Facility”) with various participating banks. The Credit Facility provides an annually renewable short-term credit of up to $650.0 million and revolving long-term credit of up to $450.0 million (subject to compliance with certain financial covenants).

Farmland pays commitment fees under the Credit Facility currently equal to 25 basis points annually on the unused portion of both the short-term and the long-term credit. In addition, Farmland must comply with financial covenants regarding working capital, the ratio of certain debts to average cash flow, and the ratio of equity to total capitalization, all as defined in the Credit Facility. The short-term credit provided under the Credit Facility, unless renewed, will expire May 10, 2000. The revolving long-term credit provided under the Credit Facility expires in May 2001. We are currently in negotiations to establish a new credit facility. Management believes that a new facility can be established, or waivers obtained on the existing facility, prior to the existing short-term facility becoming due and payable. However, no assurance of completion can be given.

At February 29, 2000, Farmland had $339.3 million of short-term borrowings under the Credit Facility and $230.0 million of revolving term borrowings. Additionally, $39.1 million of the Credit Facility was utilized to support letters of credit. At February 29, 2000, we had capacity to finance additional current assets of $273.9 million under the short-term credit. Requirements under the Credit Facility limit current availability under the long-term credit to $53.4 million.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at February 29, 2000, $45.0 million was borrowed, of which $19.5 million is nonrecourse to Farmland or Farmland’s other affiliates.

Farmland National Beef Packing Company, L.P. (“FNBPC”) has a five-year $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and all borrowings are nonrecourse to Farmland or Farmland’s other affiliates. At February 29, 2000, FNBPC had borrowings under this facility of $66.0 million and $5.7 million of the facility was utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the facility.

Our international grain trading subsidiaries (collectively referred to as “Tradigrain”) have borrowing agreements with various international banks which provide financing and letters of credit to support Tradigrain’s international grain trading activities. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland and Farmland’s other affiliates. At February 29, 2000, such borrowings totaled $141.2 million.

Leveraged leasing has been utilized to finance railcars and a significant portion of our fertilizer production equipment. In December 1997, Farmland entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities convert petroleum coke by-products into fertilizers. During April 2000, the conditions required for inception of the lease were satisfied, and Farmland became obligated to make future minimum lease payments with an approximate present value of $225 million. We anticipate the facilities' commissioning and start-up process will be completed, and the facilities will be commercially operational, by late summer of 2000. In the event Farmland defaults on the obligations described above, future lease obligations may be accelerated. If accelerated, obligations due and payable would total approximately $263 million, all of which would be senior to the subordinated debt securities. Upon payment of such amount, we would receive title to the assets.

In the opinion of management, our current negotiations will result in a new credit facility which, in combination with our other financing arrangements as described above, will provide adequate capital for our present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

Operating activities generated $4.2 million of cash during the six months ended February 29, 2000. This cash was generated primarily as a result of a decrease in receivables and an increase in customer advances on product purchases, partially offset by a decrease in trade payables. Major uses of cash during the six months ended February 29, 2000 include: capital expenditures of $48.4 million; $6.1 million for patronage refunds distributed from income of the 1999 fiscal year; and $17.8 million for additions to investments and notes receivable. The major sources of cash were an increase in the balance of checks and drafts outstanding of $16.9 million and net proceeds from bank borrowings of $38.4 million.

Results of Operations

     General

In view of the seasonality of Farmland’s businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year. Historically, the majority of farm supply products have been sold in the spring. Sales in the beef and grain marketing businesses historically have been concentrated in the summer. Summer is the lowest sales period for pork products.

Farmland’s sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland’s finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which these factors may impact our future operations. Farmland’s cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

The level of operating income in the plant foods, petroleum, and food processing and marketing businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (the natural gas in nitrogen-based crop nutrients, the crude oil in petroleum products, and live hogs and cattle in the food processing and marketing businesses). We cannot determine the direction or magnitude to which these factors will affect our cash flow and net income or loss.

Results of Operations for Six Months Ended February 29, 2000 Compared to Six Months Ended February 28, 1999.

For the six months ended February 29, 2000, our sales were $5.8 billion compared with sales of $5.1 billion for the same period last year. This increase is primarily due to a $0.3 billion increase in sales of the petroleum segment, a $0.2 billion increase in sales of the beef processing and marketing segment, and a $0.2 billion increase in sales of the international grain segment. For the six months ended February 29, 2000, Farmland incurred a net loss of $48.6 million compared with a net loss of $4.3 million for the same period last year. The net loss in the six months ended February 29, 2000 compares unfavorably with the prior year primarily as a result of the continued decline of crop nutrient margins combined with an increase in live hog costs, which has reduced pork processing and marketing margins.

     Crop Nutrients

Sales of the crop nutrients segment decreased $48.9 million, or approximately 10%, for the six months ended February 29, 2000 compared with the same period last year. Sales declined approximately 3% as a result of lower unit selling prices for phosphate-based fertilizers, partially offset by slightly higher unit selling prices for nitrogen-based fertilizers. Phosphate market prices have declined due to a relatively high inventory level present in the industry. The remainder of the sales decrease results from lower unit sales of both nitrogen- and phosphate-based crop nutrients.

The crop nutrients segment had a loss of $21.4 million for the six months ended February 29 2000 compared with income of $5.0 million the same period last year. This loss results primarily from a continued excess supply of crop nutrient products, which has caused market prices for phosphate-based crop nutrients to decline. Primarily as a result of these market price declines, our income from crop production ventures declined by $12.7 million for the six months ended February 29, 2000 compared with the same period last year. Also contributing to the segment loss were approximately $10.0 million of start-up costs related to the gasification plant located in Coffeyville, Kansas.

     Crop Protection Products

Sales of the crop protection products segment are conducted primarily through ventures and are not included in consolidated sales.

Income of the crop protection products segment, which primarily consists of Farmland’s share of venture income, increased $0.9 million for the six months ended February 29, 2000 compared with the same period last year primarily due to an earlier season for seed sales.

     Petroleum

Sales of the petroleum segment in the six months ended February 29, 2000 increased $282.7 million, or approximately 72%, compared with the same period last year. This increase was primarily attributable to a 65% increase in the average unit selling price for refined fuels and propane. The remainder of the sales increase primarily results from a 7% increase in unit sales of refined fuels.

Income for the petroleum segment decreased $2.9 million for the six months ended February 29, 2000 compared with the prior period. This decline was primarily due to continued weakness in the spread between crude oil costs and refined products selling prices. With the formation of the Cooperative Refining venture, a portion of petroleum income is now recognized as equity in income of investees, rather than as gross income.

     Feed

Sales of the feed segment increased $15.6 million, or approximately 5%, in the six months ended February 29, 2000 compared with the prior year. This increase was primarily due to increased unit sales partially offset by lower unit prices. Income for the feed segment increased $1.4 million for the six months ended February 29, 2000 compared with the same period last year primarily due to an increase in feed ingredient and pet/specialty tons and margins.

     Pork Processing and Marketing and Livestock Production

Sales in the pork processing and marketing segment increased $70.0 million, or approximately 10%, for the six months ended February 29, 2000 compared with the same period last year. This increase is primarily attributable to higher unit prices partially offset by an approximately 6% decrease in unit sales volume.

Income in the pork processing and marketing segment for the six months ended February 29, 2000 decreased $20.1 million compared to the prior period. This decrease is primarily attributable to lower margins, which result from higher live hog prices, and to lower unit sales. In addition, the livestock production segment had a loss of $8.9 million for the six months ended February 29, 2000 compared with a loss of $18.4 million in the prior year. This improvement is primarily attributable to improved unit margins due to higher live hog prices.

     Beef Processing and Marketing

Sales of the beef processing and marketing segment increased $219.1 million, or approximately 20%, for the six months ended February 29, 2000, compared with the same period last year. The increase is due to an increase of approximately 6% in the number of cattle processed combined with an approximately 13% increase in unit selling prices.

Our share of the income of the beef processing and marketing segment increased $14.3 million for the six months ended February 29, 2000 compared to the prior period. This increase is primarily attributable to increased beef unit sales and increased margin per head of cattle processed. These increases were partially offset by higher per head packaging and labor-related expenses.

     North American Grain

Sales of the North American grain segment decreased $68.7 million, or approximately 6%, for the six month period ended February 29, 2000 compared with the same period last year primarily as the result of declines in grain prices largely offset by a significant increase in unit sales of wheat.

North American grain segment income for the six months ended February 29, 2000 increased $6.5 million compared to the same period last year. This increase is primarily attributable to improved grain margins. Grain margins improved as a result of increased volume and the capturing of deferred shipment values, commonly referred to as “carry,” which has exceeded the cost of holding grain for deferred execution. During 1999, our Concourse Grain venture was liquidated and certain of Concourse Grain’s marketing activities were assumed by North American grain.

     International Grain

Sales of the International Grain segment increased $239.2 million, or approximately 27%, for the six month period ended February 29, 2000 compared with the same period last year primarily as the result of increased unit sales of corn, soybeans, soyameal, and sugar, partially offset by a decline in wheat sales.

International Grain’s income decreased $3.4 million for the six month period ended February 29, 2000 compared with the same period last year primarily as the result of decreased margins.

     Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1.7 million, or approximately 1%, from the same period last year. SG&A expenses directly connected to segments decreased approximately $2.1 million and these expenses have been included in the determination of business segment income. SG&A expenses not identified to business segments increased $3.8 million, primarily a result of increased costs of management information services, increased group health plan expenses, and expenses incurred in connection with the proposed merger with Cenex Harvest States.

     Interest Expense

Interest expense increased $13.2 million due to both an increase in average borrowings and an increase in average interest rate.

     Tax Benefit

The income tax benefit decreased $0.6 million due to a decrease in the effective tax rate. The decrease in the effective tax rate is a result of our current estimate of the percentage of annual income which will be patronage-sourced in 2000 compared to 1999.

Results of Operations for Three Months Ended February 29, 2000 compared to Three Months Ended February 28, 1999.

For the three months ended February 29, 2000, our sales were $2.9 billion compared with sales of $2.5 billion for the same period last year. Net loss for the three months ended February 29, 2000 was $22.1 million compared with net income of $2.1 million for the same period last year. The changes in sales and operating income are attributable principally to the factors discussed above under the caption “Results of Operations for Six Months Ended February 29, 2000 Compared to Six Months Ended February 28, 1999.”

Recent Developments

Effective January 1, 2000, Farmland, Cenex Harvest States, and Land O’Lakes formed Agriliance, an agronomy venture, which markets crop nutrients, crop protection products, and seed. We anticipate the venture will enable the partners to achieve enhanced economies of scale and to generate critical mass in our marketing and distribution. To form the venture, Farmland contributed, among other assets, our interest in Omnium and Wilfarm. Farmland retained ownership of our manufacturing facilities and substantially all other crop nutrient and crop protection assets.

During March 2000, we sold, for cash, approximately 9.8% of our ownership interest in Agriliance to Land O’Lakes. During our third quarter, we will recognize a gain of approximately $49.6 million on this transaction. Also during March 2000, we agreed to sell our pork processing plant located at Dubuque, Iowa to Smithfield Foods.

During April 2000, we agreed to invest approximately $1.4 million in return for an approximately 7% interest in a venture which intends to establish a neutral web-based exchange to allow buyers and sellers of meat and poultry products to connect with each other. We anticipate the exchange will promote efficiencies in the market by facilitating faster and more direct product comparison and price negotiation, reducing paperwork and other duplication.

Recent Accounting Pronouncements

Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 2000. We are currently evaluating the impact, if any, that adoption of the provisions of SFAS No. 133 will have on our financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Farmland’s market exposure to derivative transactions, entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk, has not materially changed since August 31, 1999. Quantitative and qualitative disclosures about market risk is contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 1999.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland. The factors identified in this cautionary statement include important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon our business, our ability to consummate a new credit facility or to obtain adequate waivers regarding our existing Credit Facility, the anticipated expenditures for environmental remediation, the impact of seasonal demand on the profitability of the crop production business, the outcome and consequences of certain litigations, the perceived future business benefits related to our agronomy marketing venture, our ability to fully and timely complete modifications and expansions with respect to certain manufacturing facilities and the sufficiency of our arrangements for capital. Discussion containing such forward-looking statements is found in the material set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland:

1.   Weather patterns or crop failure.

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

6.   Regulatory delays and other unforeseeable obstacles beyond our control that may affect growth strategies through unification, acquisitions, investments in joint ventures and operational alliances.

7.   Competitors  in  various  segments  may be larger,  may offer  more  varied products  or  may  possess  greater  financial  and  other  resources  than
     Farmland.

8.   Unusual or unexpected  events such as, among other things,  adverse rulings or judgments in litigation,  and environmental  remediation costs in excess of amounts accrued.

9.   The factors  identified in "Business  and  Properties - Business - Business
     Risk Factors" included in our
     Annual Report on Form 10-K for the year ended August 31, 1999.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibits listed below are filed as part of Form 10-Q for quarter ended February 29, 2000.

     10.(iii)A       Employment  Agreement  between  Farmland and Mr. William Fielding dated January 31, 2000

     27              Financial Data Schedule
(b) No reports on Form 8-K were filed during the quarter ended February 29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              (Registrant)

                                By:                     /s/  TERRY M. CAMPBELL
                                   -------------------------------------------
                                                           Terry M. Campbell
                                                       Executive Vice President
                                                     and Chief Financial Officer

Date: April 14, 2000