Form 10-Q
period 2000-05-31
FARMLAND INDUSTRIES INC
filed 2000-07-17
CIK 34616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

                                                                       1999                  2000
                                                                 --------------        --------------
                                                                      (Amounts in Thousands)
  Accounts receivable - trade................................ $      794,237        $       674,878
  Inventories (Note 2).......................................        840,504                886,780
  Deferred income taxes......................................         49,495                 49,615
  Other current assets.......................................        153,833                111,453
                                                              -----------------     -----------------

        Total Current Assets................................. $    1,838,069        $     1,722,726
                                                              -----------------     -----------------

Investments and Long-Term Receivables (Note 5)...............        329,729                423,632
                                                              -----------------     -----------------

Property, Plant and Equipment:
  Property, plant and equipment, at cost..................... $    1,744,252        $     1,788,902
     Less accumulated depreciation and
     amortization............................................        911,049                960,043
                                                                ---------------        --------------

  Net Property, Plant and Equipment.......................... $      833,203        $       828,859
                                                              -----------------     -----------------

Other Assets                                                  $      256,648        $       276,524
                                                              -----------------     -----------------

Total Assets                                                  $    3,257,649        $     3,251,741
                                                              =================     =================
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND EQUITIES

                                                                          1999               2000
                                                                     -------------       -------------
                                                                           (Amounts in Thousands)
Current Liabilities:
    Checks and drafts outstanding....................................  $    76,128        $    99,167
    Short-term notes payable ........................................      546,180            752,299
    Current maturities of long-term debt ............................       44,771             46,027
    Accounts payable - trade.........................................      463,296            368,405
    Other current liabilities........................................      257,255            283,679
                                                                       -------------      ------------

         Total Current Liabilities...................................  $ 1,387,630        $ 1,549,577
                                                                       -------------      ------------

Long-Term Liabilities:
    Long-term borrowings (excluding current maturities)..............      808,413            642,769
    Other long-term liabilities......................................       40,212             39,889
                                                                       -------------      ------------

         Total Long-Term Liabilities.................................      848,625            682,658
                                                                       -------------      ------------

Deferred Income Taxes................................................       63,058             66,485
                                                                       -------------      ------------

Minority Owners' Equity in Subsidiaries..............................       41,009             50,783
                                                                       -------------      ------------

Net (Loss) (Note 1)..................................................          -0-           (11,584)
                                                                       -------------      ------------

Capital Shares and Equities:
    Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
     cumulative redeemable preferred shares, stated
     at redemption value, $50 per share..............................      100,000            100,000
    Other Preferred Shares, $25 Par Value............................           69                 27
    Common shares, $25 par value--Authorized
      50,000,000 shares..............................................      508,029            527,728
    Earned surplus and other equities................................      309,229            286,067
                                                                       -------------      ------------

         Total Capital Shares and Equities...........................  $   917,327        $   913,822
                                                                       -------------      ------------

Contingent Liabilities and Commitments (Note 3)

Total Liabilities and Equities.......................................  $ 3,257,649        $ 3,251,741
                                                                       =============      ==================
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                   ------------------------------------------
                                                                        May 31                  May 31
                                                                         1999                    2000
                                                                  --------------------     ------------------
                      (Amounts in Thousands)

Sales.........................................................  $       7,823,790        $       8,840,331
Cost of sales.................................................          7,487,634                8,473,560
                                                                --------------------     -------------------

Gross income..................................................  $         336,156        $         366,771
                                                                --------------------     -------------------

Selling, general and administrative expenses..................  $         359,002        $         360,446
                                                                --------------------     -------------------

Other income (deductions):
    Interest expense, net.....................................  $         (54,579)       $         (72,121)
    Other, net (Note 4).......................................             16,247                   33,466
                                                                 --------------------     --------------------
Total other income (deductions)...............................   $         (38,332)       $        (38,655)
                                                                 --------------------     --------------------

Loss before equity in net income of investees, minority owners'
     interest in net (income) of subsidiaries
     and income taxes.........................................   $        (61,178)        $         (32,330)

Equity in net income of investees (Note 5)....................              41,413                    33,668

Minority owners' interest in net (income)
    of subsidiaries...........................................             (8,121)                   (15,737)
                                                                 --------------------     --------------------

Loss before income taxes......................................   $        (27,886)        $          (14,399)

Income tax benefit                                                         16,228                      2,815
                                                                 --------------------     --------------------

Net loss                                                         $       (11,658)         $          (11,584)
                                                                 ====================     ====================
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended
                                                               ------------------------------------
                                                                    May 31              May 31
                                                                     1999                2000
                                                               -----------------    ---------------
                       (Amounts in Thousands)

Sales......................................................... $   2,749,892      $     2,991,668
Cost of sales.................................................     2,635,599            2,860,349
                                                               ----------------     ---------------

Gross income.................................................. $     114,293      $       131,319
                                                               ----------------   -----------------

Selling, general and administrative expenses.................. $     123,178      $       122,934
                                                               ................   -----------------

Other income (deductions):
    Interest expense, net..................................... $    (19,540)      $      (23,314)
                      Other, net (Note 4).....................        3,978               38,424
                                                                ----------------   -----------------
Total other income (deductions)............................... $    (15,562)      $        15,110
                                                               ----------------   -----------------

 Income (loss) before equity in net income of investees,
      minority owners' interest in net (income) of subsidiaries
      And income taxes......................................... $    (24,447)      $        23,495

    Equity in net income of investees (Note 5) ...................    16,934                28,609

    Minority owners' interest in net (income)
        of subsidiaries...........................................    (3,975)                (6,352)
                                                                  ----------------   -----------------

    Income (loss) before income taxes.............................   (11,488)                45,752

    Income tax benefit (expense)..................................     4,124                 (8,698)
                                                                  ----------------   -----------------

    Net income (loss).............................................$   (7,364)       $        37,054
                                                                  ================   =================
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                               -------------------------------------------
                                                                        May 31                   May 31
                                                                         1999                     2000
                                                               -------------------       -----------------
                                                                         (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................   $       (11,658)         $      (11,584)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization...........................            82,859                  79,337
      Equity in net (income) of investees.....................           (41,413)                (33,668)
      Other...................................................             7,590                 (35,443)
    Changes in assets and liabilities:
       Accounts receivable....................................           (19,594)                119,057
       Inventories............................................           (88,581)                (99,830)
       Other assets...........................................           (33,175)                 59,091
       Accounts payable.......................................           (12,703)                (94,891)
       Other liabilities......................................           (20,302)                 34,035
                                                               -------------------       -----------------
Net cash provided by (used in) operating activities...........   $      (136,977)         $       16,104
                                                               -------------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................................   $       (82,036)         $      (73,625)
Distributions from joint ventures.............................            40,557                  17,793
Additions to investments and notes receivable.................           (40,052)                (39,410)
Acquisition of other long-term assets.........................           (23,138)                (27,622)
Proceeds from disposal of investments and notes receivable....            22,707                  67,761
Proceeds from sale of fixed assets............................             2,419                   5,407
Other.........................................................                66                      -0-
                                                               -------------------       -----------------
Net cash used in investing activities......................... $         (79,477)        $       (49,696)
                                                               -------------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds................................. $         (23,714)        $        (6,054)
Payments for redemption of equities...........................            (9,439)                     (9)
Payments of dividends.........................................            (6,004)                 (6,004)
Proceeds from bank loans and notes payable....................         1,023,077               1,055,978
Payments on bank loans and notes payable......................          (899,927)             (1,053,593)
Proceeds from issuance of subordinated debt certificates......            81,348                  51,400
Payments for redemption of subordinated debt certificates.....           (13,240)                (28,830)
Increase of checks and drafts outstanding.....................            58,327                  23,039
Net decrease in demand loan certificates......................            (1,475)                 (1,048)
Other                                                                        167                  (1,287)
                                                               -------------------       -----------------
Net cash provided by financing activities..................... $         209,120         $        33,592
                                                               -------------------       -----------------

Net decrease in cash and cash equivalents..................... $          (7,334)        $          -0-
Cash and cash equivalents at beginning of period..............             7,334                    -0-
                                                               -------------------       -----------------
Cash and cash equivalents at end of period.................... $              -0-        $          -0-
                                                               -------------------       -----------------
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Interim Financial Statements

Unless the context requires otherwise, (i) “Farmland”, “we”, “us” and “our” refer to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to “year” or “years” are to fiscal years ended August 31 and (iii) all references to “members” are to persons eligible to receive patronage refunds from Farmland including voting members, associate members and other patrons with which Farmland has a currently effective patronage refund agreement.

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

Our sales, margins and net income or loss depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies and U.S. imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact Farmland’s operations. Historically, changes in the costs of raw materials used in the manufacture of our finished products have not necessarily resulted in corresponding changes in the prices at which we have sold such products. We cannot determine the extent to which these factors may impact our future operations. Our cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

In accordance with the bylaws of Farmland and its cooperative subsidiaries, we determine annually the members’ portion of income or loss before income taxes. From this amount, patronage refunds are distributed or losses are allocated to our members.

Farmland does not provide for patronage refunds in our interim financial statements as:

  we determine the amount of members' income and the amount of members' loss only after the end of the fiscal year;
  the Board of Directors, in its sole discretion, then determines the amount of patronage refund, after consideration of member losses (if any), to be paid in cash and the portion to be paid in Farmland equity (common stock, associate member common stock and capital credits); and
  the amount of income appropriated to earned surplus is dependent on the amount of patronage refunds and the handling of members’ losses (if any).

Therefore, the amount of net loss for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of May 31, 2000.

(2) Inventories

                                                    August 31      May 31
                                                       1999         2000

                                                    (Amounts in Thousands)
Finished and in-process products..............  $    719,118    $   801,252
Materials.....................................        54,387         18,122
Supplies......................................        66,999         67,406
                                                -------------   ------------
                                                $    840,504    $   886,780
                                                =============   ============

On September 1, 1999, we contributed our crude oil and in-process petroleum inventories to Cooperative Refining, LLC in exchange for an ownership interest in the venture. Cooperative Refining operates refineries at Coffeyville, Kansas and McPherson, Kansas on behalf of its partners. This investment is accounted for using the equity method.

At May 31, 2000, the carrying value of our remaining petroleum inventories stated under the LIFO method (gasoline and distillates) was $40.6 million, which was approximately $22.2 million less than the market value of these inventories. Also at May 31, 2000, we had reduced certain LIFO inventory quantities as compared to quantities held at August 31, 1999. Management expects that this reduction will continue through our fiscal year-end, resulting in liquidation of LIFO inventory layers. For both the three months and nine months ended May 31, 2000, the effect of these layer liquidations was to decrease cost of goods sold and increase income before income taxes by approximately $2.4 million.

(3) Contingencies

   (a) Tax Litigation

On November 29, 1999, the United States Tax Court issued an opinion holding that the gains and losses we realized in 1983 and 1984 on the sale of the stock of Terra Resources, Inc. and certain other assets were patronage-sourced and that we had reported these gains and losses correctly. By ruling in our favor, the Tax Court rejected claims of the Internal Revenue Service that would have resulted in material additional federal income taxes plus accumulated interest. This ruling also means that we do not owe additional state income tax and accumulated interest related to these transactions. While an appeal is possible, the IRS has informed our outside legal counsel that it will not appeal the decision.

   (b) Environmental Matters

Farmland is aware of probable obligations under state and federal environmental laws at 45 properties. At May 31, 2000, we had an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $12.2 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management’s opinion, it is reasonably possible that Farmland may incur $12.0 million of costs in addition to the $12.2 million which has been accrued.

Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.0 million at May 31, 2000 (and are in addition to the $12.2 million accrual and the $12.0 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

(4) Divestitures

During March 2000, we sold our direct equity interest in Agriliance resulting in a pre-tax gain of $49.6 million. Also during our third quarter, management reached an agreement with a third party to sell our pork processing plant at Dubuque, Iowa. Accordingly, the assets related to this plant were reduced to the agreed upon selling price and a $7.0 million pre-tax loss was recognized. The sale of this plant was finalized during June.

(5) Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method for the nine months ended May 31, 1999 and May 31, 2000 is as follows:

                                                      May 31                   May 31
                                                       1999                     2000
                                              -----------------------  -----------------------
                                                          (Amounts in Thousands)
Net sales...................................... $         2,050,391      $          2,909,416
                                              ======================    ======================
Net income..................................... $            73,559      $            107,720
                                              ======================    ======================
Farmland's equity in net income................ $            41,413      $             33,668
                                              ======================    ======================
Our investments accounted for by the equity method consist principally of :
  50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited;
  beginning January 1, 2000, an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture;
  during the nine months ended May 31, 1999, a 50% equity interest in a grain marketer, Concourse Grain, LLC;
  during the nine months ended May 31, 2000, an approximate 42% equity interest in Cooperative Refining, LLC, which operates two refineries; and
  during the nine months ended May 31, 2000, an approximate 25% equity interest in VantagePoint Network, an Internet-based crop management information system.
(6) Industry Segment Information

During the third quarter of this year, we reorganized our operational structure. This reorganization changed how our Board and our Chief Operating decision maker allocate resources and assess performance. As a result, the plant foods and crop protection segments have been combined as the plant nutrients and protection segment, the pork processing and marketing, livestock production, and beef processing and marketing segments have been combined as the refrigerated foods segment, and the North American grain and international grain segments have been combined as the world grain segment. Nine Months Ended
May 31, 1999 (Page 1 of 3)
(Amounts in Thousands)
                                   ---------------------------------------------------------------------------
                                          Combined         Unallocated
                                         Segments      Corporate Expenses         Consolidated
                                       ------------     ---------------      -----------------
Sales & transfers                    $  8,082,799        $          -         $    8,082,799
Transfers between segments               (259,009)                  -               (259,009)
                                     --------------     ---------------      -----------------
Net sales                            $  7,823,790        $          -         $    7,823,790
                                     ==============     ===============      =================

Net income (loss)                    $    110,090        $   (121,748)        $      (11,658)
                                     ==============     ===============      =================

Total assets                         $  2,698,630        $    290,539         $    2,989,169
                                     ==============     ===============      =================
Nine Months Ended
May 31, 2000 (Page 1 of 3)
(Amounts in Thousands)

                                          CONSOLIDATED SEGMENTS
                                      -------------------------------------------------------------------------
                                         Combined              Unallocated
                                         Segments          Corporate Expenses       Consolidated
                                      ----------------     -------------------     --------------
Sales& transfers                    $   9,862,608           $         -           $   9,862,608
Transfers between segments              (1,022,277)                    -              (1,022,277)
                                       -------------           -----------           -------------
Net sales                            $   8,840,331           $         -           $   8,840,331
                                       =============

Net income (loss)                    $     149,609           $  (161,193)          $     (11,584)
                                       =============           ===========           =============

Total assets                         $   2,914,705           $   337,036           $   3,251,741
                                       =============           ===========           =============

===================================================================================================================
Nine months ended
May 31, 1999 (Page 2 of 3)
(Amounts in Thousands)

                                                                   INPUT AND OTHER SEGMENTS
                                     -------------------------------------------------------------------------------------
                                         Crop                                                  Other         Total Input
                                      Nutrients &                                           Operating        and Other
                                      Protection          Petroleum           Feed             Units          Segments
                                     --------------    ----------------    ------------     ------------    --------------
Sales &transfers                        $ 845,671           $ 661,025      $ 456,706        $ 284,149       $ 2,247,551
Transfers between segments                 (39,685)                (50)       (18,457)        (101,652)         (159,844)
                                     --------------    ----------------    ------------     ------------    --------------
Net sales                                $ 805,986           $ 660,975      $ 438,249        $ 182,497       $ 2,087,707
                                     ==============    ================    ============     ============    ==============

Net income (loss)                        $  21,515           $    (496)     $  12,717        $   3,406       $    37,142
                                     ==============    ================    ============     ============    ==============

Total assets                             $ 663,813           $ 425,507      $ 128,372        $ 166,110       $ 1,383,802
                                     ==============    ================    ============     ============    ==============
Nine months ended
May 31, 2000 (Page 2 of 3)
(Amounts in Thousands)

                                                                  INPUT AND OTHER SEGMENTS
                                     -------------------------------------------------------------------------------------
                                         Crop                                                  Other         Total Input
                                      Nutrients &                                      Operating        and Other
                                      Protection          Petroleum           Feed             Units          Segments
                                     --------------    ----------------    ------------     ------------    --------------
Sales& transfers                        $ 768,529         $ 1,018,687       $ 503,307        $ 342,151       $ 2,632,674
Transfers between segments                  (4,247)                            (41,735)         (62,259)         (108,241)
                                     --------------    ----------------    ------------     ------------    --------------
Net sales                                $ 764,282         $ 1,018,687       $ 461,572        $ 279,892       $ 2,524,433
                                     ==============    ================    ============     ============    ==============

Net income (loss)                          $41,642         $    13,087       $  14,389        $     795       $    69,913
                                     ==============    ================    ============     ============    ==============

Total assets                            $  678,962          $  422,203       $ 118,297        $ 122,546       $ 1,342,008
                                     ==============    ================    ============     ============    ==============
Nine Months Ended
May 31, 1999 (Page 3 of 3)
(Amounts in Thousands)

                                                  OUTPUT SEGMENTS
                                  --------------------------------------------------
                                                                          Total
                                  Refrigerated        World              Output
                                     Foods            Grain             Segments
                                  -------------   --------------     ---------------
Sales& transfers                 $  2,801,518    $   3,033,730      $    5,835,248
Transfers between segments             (37,750)         (61,415)            (99,165)
                                  -------------   --------------     ---------------
Net sales                         $  2,763,768    $   2,972,315      $    5,736,083
                                  =============   ==============     ===============

Net income (loss)                 $     49,632    $      23,316      $       72,948
                                  =============   ==============     ===============

Total assets                      $    654,898    $     659,930      $    1,314,828
                                  =============   ==============     ===============
Nine Months Ended
May 31, 2000 (Page 3 of 3)
(Amounts in Thousands)

                                                    OUTPUT SEGMENTS
                                  ----------------------------------------------------
                                                                          Total
                                  Refrigerated        World               Output
                                     Foods            Grain              Segments
                                  -------------   --------------     -----------------
Sales & transfers                 $  3,916,952    $   3,312,982      $      7,229,934
Transfers between segments            (684,459)        (229,577)             (914,036)
                                  -------------   --------------     -----------------
Net sales                         $  3,232,493    $   3,083,405      $      6,315,898
                                  =============   ==============     =================

Net income (loss)                 $     59,533    $      20,163      $         79,696
                                  =============   ==============     =================

Total assets                      $    727,343    $     845,354      $      1,572,697
                                  =============   ==============     =================
Three months ended
May 31, 1999 (Page 1 of 3)
(Amounts in Thousands)

                                                            CONSOLIDATED SEGMENTS
                                   ---------------------------------------------------------------------------
                                           Combined                Unallocated
                                                               Corporate Expenses
                                          Segments                                            Consolidated
                                       ----------------        -------------------         --------------------
Sales & transfers                    $      2,831,103        $                 -         $          2,831,103
Transfers between segments                    (81,211)                         -                      (81,211)
                                     ------------------     ----------------------      -----------------------
Net sales                            $      2,749,892        $                 -         $          2,749,892
                                     ==================     ======================      =======================

Net income (loss)                    $         38,916        $           (46,280)        $             (7,364)
                                     ==================     ======================      =======================

Total assets                         $      2,698,630        $           290,539         $          2,989,169
                                     ==================     ======================      =======================
Three months ended
May 31, 2000 (Page 1 of 3)
(Amounts in Thousands)
                                                            CONSOLIDATED SEGMENTS
                                   ---------------------------------------------------------------------------
                                          Combined                Unallocated
                                                               Corporate Expenses
                                          Segments                                            Consolidated
                                       ----------------        -------------------         --------------------
Sales & transfers                    $      3,739,170        $                 -         $          3,739,170
Transfers between segments                   (747,502)                         -                     (747,502)
                                     ------------------     ----------------------      -----------------------
Net sales                            $      2,991,668        $                 -         $          2,991,668
                                     ==================     ======================      =======================

Net income (loss)                    $        100,338        $           (63,284)        $             37,054
                                     ==================     ======================      =======================

Total assets                         $      2,914,705        $           337,036         $          3,251,741
                                     ==================     ======================      =======================
Three months ended
May 31, 1999 (Page 2 of 3)
(Amounts in Thousands)
                                                                    INPUT AND OTHER SEGMENTS
                                    -------------------------------------------------------------------------------------
                                         Crop                                                  Other         Total Input
                                      Nutrients &                                            Operating        and Other
                                      Protection          Petroleum           Feed             Units          Segments
                                     --------------    ----------------    ------------     ------------    --------------
Sales & transfers                       $  337,917           $ 266,926       $ 147,108        $ 105,170        $  857,121
Transfers between segments                 (15,003)                 (1)         (5,812)         (31,574)         (52,390)
                                     --------------    ----------------    ------------     ------------    --------------
Net sales                               $  322,914           $ 266,925       $ 141,296        $  73,596        $  804,731
                                     ==============    ================    ============     ============    ==============

Net income (loss)                       $   15,938           $  (2,915)      $   4,028        $   1,388        $   18,439
                                     ==============    ================    ============     ============    ==============

Total assets                            $  663,813           $ 425,507       $ 128,372        $ 166,110       $ 1,383,802
                                     ==============    ================    ============     ============    ==============
Three months ended
May 31, 2000 (Page 2 of 3)
(Amounts in Thousands)
                                                                  INPUT AND OTHER SEGMENTS
                                     -------------------------------------------------------------------------------------
                                         Crop                                                  Other         Total Input
                                      Nutrients &                                        Operating        and Other
                                      Protection          Petroleum           Feed             Units          Segments
                                     --------------    ----------------    ------------     ------------    --------------
Sales&transfers                        $ 332,655           $ 341,917       $ 163.211        $ 129,661        $  967,444
Transfers between segments                  (2,478)                            (14,222)         (16,857)          (33,557)
                                     --------------    ----------------    ------------     ------------    --------------
Net sales                                $ 330,177           $ 341,917       $ 148,989        $ 112,804        $  933,887
                                     ==============    ================    ============     ============    ==============

Net income (loss)                        $  61,571           $  13,562           4,280        $     521        $   79,934
                                     ==============    ================    ============     ============    ==============

Total assets                             $ 678,962           $ 422,203       $ 118,297        $ 122,546       $ 1,342,008
                                     ==============    ================    ============     ============    ==============
Three months ended>
May 31,1999 (Page 3 of 3)
(Amounts in Thousands)
                                                   OUTPUT SEGMENTS
                                  --------------------------------------------------
                                                                          Total
                                  Refrigerated          World            Output
                                     Foods              Grain           Segments
                                  -------------     --------------    --------------
Sales & transfers                 $   971,459        $  1,002,523      $ 1,973,982
Transfers between segments            (14,832)            (13,989)         (28,821)
                                  -------------     --------------    --------------
Net sales                         $   956,627        $    988,534      $ 1,945,161
                                  =============     ==============    ==============

Net income (loss)                 $    14,353        $      6,124      $    20,477
                                  =============     ==============    ==============

Total assets                      $   654,898        $    659,930      $ 1,314,828
                                  =============     ==============    ==============
Three months ended
May 31, 2000 (Page 3 of 3)
(Amounts in Thousands)
                                                   OUTPUT SEGMENTS
                                  --------------------------------------------------
                                                                          Total
                                  Refrigerated          World            Output
                                     Foods              Grain           Segments
                                  -------------     --------------    --------------
Sales &transfers                 $ 1,770,688       $  1,001,038      $  2,771,726
Transfers between segments           (642,005)           (71,940)         (713,945)
                                  -------------     --------------    --------------
Net sales                         $ 1,128,683       $    929,098      $  2,057,781
                                  =============     ==============    ==============

Net income (loss)                 $    20,525       $       (121)     $     20,404
                                  =============     ==============    ==============

Total assets                      $   727,343       $    845,354      $  1,572,697
                                  =============     ==============    ==============
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

Farmland’s debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company, and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered, by the option of Farmland to call for redemption certain of its outstanding debt securities, and by the option of holders, under certain circumstances, to request the early redemption of outstanding debt securities. During the nine months ended May 31, 2000, the outstanding balance of demand certificates decreased by $1.0 million and the outstanding balance of subordinated debt securities increased by $22.6 million.

In May 2000, Farmland established a 364 day, $800 million, revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility, which replaced our $1.1 billion credit facility, expires May 9, 2001, and management believes the Credit Facility can be refinanced at that time.

At May 31, 2000, Farmland had $548.6 million of short-term borrowings under the Credit Facility. Additionally, $62.3 million of the Credit Facility was utilized to support letters of credit. Farmland pays commitment fees under the Credit Facility currently equal to 50 basis points annually on the unused portion of the credit. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories and fixed assets. Interest rates under the credit facility are based on a spread over the base rate (as defined in the agreement) or a spread over LIBOR. The Credit Facility contains covenants related to Farmland’s ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As calculated at May 31, 2000, availability under the Credit Facility was approximately $50 million.

Farmland National Beef Packing Company, L.P. (“FNBPC”) has a five-year $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and all borrowings are nonrecourse to Farmland or Farmland’s other affiliates. At May 31, 2000, FNBPC had borrowings under this facility of $55.0 million and $17.9 million of the facility was utilized to support letters of credit. FNBPC has pledged certain assets to support its borrowings under the facility.

Our international grain trading subsidiaries (collectively referred to as “Tradigrain”) have borrowing agreements with various international banks which provide financing and letters of credit to support Tradigrain’s international grain trading activities. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland and Farmland’s other affiliates. At May 31, 2000, such borrowings totaled $184.7 million.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at May 31, 2000, $23.0 million was borrowed.

Leveraged leasing has been utilized to finance railcars and a significant portion of our fertilizer production equipment. In December 1997, Farmland entered into a series of agreements which provide for the construction and operation under a long-term lease of facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities convert petroleum coke by-products into fertilizers. During April 2000, the conditions required for inception of the lease were satisfied, and Farmland became obligated to make future minimum lease payments with an approximate present value of $225 million. We anticipate the facilities’ commissioning and start-up process will be completed, and the facilities will be commercially operational, by late summer of 2000.

In the opinion of management, the financing arrangements described above will provide adequate capital for our operating and capital plans during the term of such arrangements. The adequacy of capital for our long-term operating and capital plans will depend on our ability to generate cash, comply with the covenants of the Credit Facility, and obtain adequate refinancing when our Credit Facility expires in May 2001. Management believes such financing can be obtained at that time. Furthermore, alternative financing arrangements are continuously evaluated.

Operating activities generated $16.1 million of cash during the nine months ended May 31, 2000. Major uses of cash during the nine months ended May 31, 2000 include: capital expenditures of $73.6 million; $27.6 million for the acquisition of other long-term assets; $39.4 million for additions to investments and notes receivable; and $6.1 million for patronage refunds distributed from income of the 1999 fiscal year. The major sources of cash were $67.8 million of proceeds from the sale of investments (primarily from the sale of our direct interest in Agriliance), $17.8 million of cash distributions from our ventures, and an increase in the balance of checks and drafts outstanding of $23.0 million.

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

The level of operating income in the crop nutrients and protection, petroleum, and refrigerated foods businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based crop nutrients, crude oil in the case of petroleum products, and live hogs and cattle in the case of refrigerated foods). We cannot determine the direction or magnitude to which these factors will affect our cash flow and net income or loss.

Results of Operations for Nine Months Ended May 31, 2000 Compared to Nine Months Ended May 31, 1999.

For the nine months ended May 31, 2000, our sales were $8.8 billion compared with sales of $7.8 billion for the same period last year. This increase is primarily due to a $0.4 billion increase in sales of the petroleum segment and a $0.5 billion increase in sales of the refrigerated foods segment. For the nine months ended May 31, 2000, Farmland incurred a net loss of $11.6 million compared with a net loss of $11.7 million for the same period last year. The net loss in the nine months ended May 31, 2000 was comparable to the net loss in the same period last year primarily as a result of a $49.6 million pre-tax gain on the sale of our direct equity interest in the Agriliance venture, offset by start-up costs related to our new gasification plant, the loss on the anticipated sale of our Dubuque pork processing plant, losses on grain trading activities, increased interest expense, and a reduction in our expected tax benefit.

Crop Nutrients and Protection

Sales of the crop nutrients and protection segment decreased $42 million, or approximately 5%, for the nine months ended May 31, 2000 compared with the same period last year. Sales declined as a result of a decline in unit volume combined with lower unit selling prices for phosphate-based fertilizers, partially offset by higher unit selling prices of nitrogen-based fertilizers. Phosphate market prices have declined due to high levels of inventory present in this global industry.

The crop nutrients and protection segment had income of $41.6 million for the nine months ended May 31, 2000 compared with income of $21.5 million the same period last year. The $20.1 million increase in income results primarily from the $49.6 million pre-tax gain on the sale of a portion of our equity investment in the Agriliance venture to Land O’Lakes, partially offset by approximately $19.2 million of start-up costs related to the gasification plant located in Coffeyville, Kansas.

Petroleum

Sales of the petroleum segment in the nine months ended May 31, 2000 increased $358 million, or approximately 54%, compared with the same period last year. This increase was primarily attributable to an increase in the average unit selling price for refined fuels and propane.

Income for the petroleum segment increased $13.6 million for the nine months ended May 31, 2000 compared with the prior period. Refined product shortages caused the spread between crude oil costs and refined products selling prices to strengthen significantly.

Feed

Sales of the feed segment increased $23 million, or approximately 5%, in the nine months ended May 31, 2000 compared with the prior year. This increase was primarily due to increased unit sales of feed ingredients, partially offset by lower unit prices for formula feed. Income for the feed segment increased $1.7 million for the nine months ended May 31, 2000 compared with the same period last year primarily due to an increase in feed ingredient, formula feed, and pet/specialty tons and margins.

Refrigerated Foods

Sales in the refrigerated foods segment increased $469 million, or approximately 17% for the nine months ended May 31, 2000 compared with the same period last year. This increase is primarily attributable to higher unit prices for pork and beef products as well as higher beef unit sales volume, partially offset by lower unit sales volume of pork products.

Income in the refrigerated foods segment for the nine months ended May 31, 2000 increased $9.9 million, or approximately 20% compared to the prior period. This increase is primarily attributable to higher margins and unit volumes on beef products, partly offset by a $7.0 million loss recognized on the anticipated sale of a pork processing plant, as discussed below.

During our third quarter, management reached an agreement with a third party to sell our pork processing plant at Dubuque, Iowa. Accordingly, the assets related to this plant were reduced to the agreed upon selling price and a $7.0 million pre-tax loss was recognized. The sale of this plant was finalized during June.

World Grain

Sales of the world grain segment increased $111 million, or approximately 4%, for the nine month period ended May 31, 2000 compared with the same period last year primarily as the result of adding a new commodity (sugar) to our product line, partly offset by the impact of declining grain prices.

World grain segment income for the nine months ended May 31, 2000 decreased $3.2 million compared to the same period last year. This decrease is primarily attributable to losses recognized to reflect changes in the market value of open contracts. This decrease was partly offset by improved grain margins as a result of increased volume plus the capturing of deferred shipment values, commonly referred to as “carry,” which is revenue in excess of the cost of holding grain for deferred execution.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $1.4 million, or approximately 0.4%, from the same period last year. SG&A expenses directly connected to segments decreased approximately $2.6 million and these expenses have been included in the determination of business segment income. SG&A expenses not identified to business segments increased $4.0, million primarily as a result of increased employee benefit expenses and increased amortization expense.

Interest Expense

Net interest expense increased $17.5 million compared with the same period last year due both to an increase in average borrowings and to an increase in the average interest rate.

Tax Benefit

The income tax benefit decreased $13.4 million due to a decrease in the effective tax rate and in our loss before income taxes. The decrease in the effective tax rate is a result of our current estimate of annual income which will be patronage-sourced in 2000 compared to 1999.

Results of Operations for Three Months Ended May 31, 2000 compared to Three Months Ended May 31, 1999.

For the three months ended May 31, 2000, our sales were $3.0 billion compared with sales of $2.7 billion for the same period last year. Net income for the three months ended May 31, 2000 was $37.1 million compared with a net loss of $7.4 million for the same period last year, primarily as a result of a $49.6 million pre-tax gain on the sale of a part of our direct equity interest in our Agriliance venture, partly offset by start-up costs related to our new gasification plant and the loss on the sale of our Dubuque pork processing plant.

Crop Nutrients and Crop Protection

Sales of the crop nutrients and crop protection segment increased $7 million, or approximately 2%, for the three months ended May 31, 2000 compared with the same period last year. Sales increased as a result of an increase in nitrogen unit volume, partly offset by decreased phosphate unit volume and lower phosphate unit selling prices. Phosphate market prices have declined due to high levels of inventory present in this global industry.

The crop nutrients and crop protection segment had income of $61.6 million for the three months ended May 31, 2000 compared with income of $15.9 million the same period last year. The $45.7 million increase in income results primarily from the gain on the sale of our direct equity investment in the Agriliance venture to Land O’Lakes, partially offset by approximately $9.2 million of start-up costs related to the gasification plant located Coffeyville, Kansas.

Petroleum

Sales of the petroleum segment in the three months ended May 31, 2000 increased $75 million, or approximately 28%, compared with the same period last year. This increase was primarily attributable to an increase in the average unit selling price for refined fuels and propane.

Income for the petroleum segment increased $16.5 million for the three months ended May 31, 2000 compared with the prior period. Refined product shortages caused the spread between crude oil costs and refined products selling prices to strengthen significantly.

Refrigerated Foods

Sales in the refrigerated foods segment increased $172 million, or approximately 18% for the three months ended May 31, 2000 compared with the same period last year. This increase is primarily attributable to higher unit prices for pork and beef products as well as higher beef unit sales volume, partially offset by lower pork unit sales volume.

Income in the refrigerated foods segment for the three months ended May 31, 2000 increased $6.2 million, or approximately 43% compared to the prior period. This increase is primarily attributable to higher margins and unit volumes on beef products, higher unit volumes on pork products and higher market values and unit volumes on our hog production business, partly offset by the $7.0 million pre-tax loss we recognized on the anticipated sale of our Dubuque plant.

World Grain

Sales of the world grain segment decreased $59 million, or approximately 6%, for the three month period ended May 31, 2000 compared with the same period last year primarily as the result of lower grain prices combined with a decrease in the volume of grain sold.

World grain segment income for the three months ended May 31, 2000 decreased $6.2 million compared to the same period last year. This decrease is primarily attributable to losses recognized to reflect changes in the market value of open contracts and were partly offset by improved grain margins as a result of increased volume plus the capturing of deferred shipment values, commonly referred to as “carry,” which is revenue in excess of the cost of holding grain for deferred execution.

Interest Expense

Net interest expense increased $3.8 million compared with the same period last year due primarily to an increase in the average interest rate.

Recent Accounting Pronouncements

Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 2000. The financial statement impact of adopting the provisions of SFAS No. 133 will depend on our market positions as well as market conditions at the date of adoption. Although adoption of SFAS No. 133 would not have had a material impact on our financial statements as of May 31, 2000, for the reasons stated above we are unable to predict the impact, if any, that adoption of the provisions of SFAS No. 133 will have on our financial statements as of September 1, 2000.

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

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and made in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon our business, the anticipated expenditures for environmental remediation, the impact of seasonal demand on the profitability of the refrigerated foods business, the outcome and consequences of certain litigations, the perceived future business benefits related to our feed venture, our ability to fully and timely complete modifications and expansions with respect to certain manufacturing facilities and the sufficiency of our arrangements for capital. Discussion containing such forward-looking statements is found in the material set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibits listed below are filed as part of Form 10-Q for quarter ended May 31, 2000.

               4.(ii)A              Syndicated Credit Facility between Farmland Industries,  Inc. and various banks dated May 10, 2000
              10.(iii)A             Employment Agreement between Farmland and H. D. Cleberg dated March 1, 2000
                 27                 Financial Data Schedule
(b) Farmland filed a report on Form 8-K, Item 5 "Other Events" on May 11, 2000. The report described the new credit facility.
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
Date: July 17, 2000