Form 10-K
period 2000-08-31
FARMLAND INDUSTRIES INC
filed 2000-11-22
CIK 34616

                                               UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-K

                         [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended August 31, 2000

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

      Documents incorporated by reference: None

=======================================================================================================================================

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

      Farmland Industries, Inc., founded in 1929 and formally incorporated in Kansas in 1931, is a farm supply and a processing and marketing cooperative. Its principal executive offices are at 3315 North Oak Trafficway, Kansas City, Missouri 64116 (telephone 816-459-6000). Farmland has grown from revenues of $310,000 during its first year of operation to approximately $12.2 billion during 2000. Unless the context requires otherwise, (i) "Farmland", "we", "us", or "our" refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31, and (iii) the term "member" means (a) any voting member, (b) any associate member, or (c) any other person with which Farmland is a party to a currently effective patronage refund agreement (a "patron"). See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings."

Recent Developments

      During the past three years, domestic agriculture producers generally have experienced difficult economic pressures as a result of depressed grain prices. This decline in farm income adversely affected the demand for plant foods, resulting in significant income declines for our crop production business. During the last half of 2000, demand for plant foods began to increase, which helped support plant food prices. However, over the last half of 2000, we experienced a significant and rapid increase in natural gas prices. As natural gas comprises approximately 80% of the total production cost of nitrogen-based plant foods, this recent development has largely offset the favorable impact of firmer nitrogen-based plant food prices. The reduction in income and cash flow from our crop production business combined with continued investments in our other businesses has resulted increased leverage.

      Our management recognizes that reversing the negative financial trends of the recent past requires action. Accordingly, our Board and senior management have jointly reviewed and revised our strategic plan. Based upon this revision, we are actively:

  reviewing our organizational structure;
  assessing our portfolio of businesses
  businesses which are not central to our revised strategic plan will be considered for placement in a venture or disposition;
  we may enter into new business areas;
  developing new strategies to leverage our brand values;
  examining strategies for expanding our alliances with other cooperatives; and
  assigning responsibility to ensure we receive maximum returns from our current joint ventures.

     Our goal is to generate additional earnings and cash, with a view to enabling us to: o reduce our debt level and our Credit Facility needs and o achieve an investment grade rating on senior debt securities from a nationally recognized statistical rating organization.

Membership

      Farmland operates on a cooperative basis and is primarily owned by its members. Requirements for membership in the cooperative are established by the Articles of Incorporation of Farmland and by the Board of Directors.

      As of August 31, 2000, Farmland's membership, associate membership and holders of capital credits consisted of approximately 2,000 cooperative associations of farmers and ranchers and 8,700 pork or beef producers or associations of such producers. See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings."

BUSINESS

General

      In terms of revenue, Farmland is one of the largest cooperatives in the United States. In 2000, we had sales of $12.2 billion including export sales of approximately $2.8 billion to customers worldwide. Substantially all of our international sales are invoiced and collected in U.S. Dollars.

      We conduct business primarily in two operating areas. First, on the input side of the agricultural industry, we operate as a farm supply cooperative. Second on the output side of the agricultural industry, we operate as a processing and marketing cooperative.

      Our farm supply operations consist of three principal product divisions: crop production, petroleum, and feed. Principal products of the crop production division are nitrogen and phosphate-based fertilizers ("plant foods") and a complete line of insecticides, herbicides and mixed chemicals. Principal products of the petroleum division are refined fuels, propane and by-products of petroleum refining. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. We manufactured approximately 28% of the dollar value of our sales of farm supply products in 2000. Approximately 64% of the farm supply products we sold in 2000 were at wholesale to farm cooperative associations which are members of Farmland, and who, in turn, distribute these products primarily to farmers and ranchers.

      The output side of our business consists of the processing and marketing of pork and beef and the storage and marketing of grain. In 2000, approximately 71% of the hogs processed, 39% of the cattle processed and 66% of the domestic grain marketed by us were supplied to us by our members. Substantially all the pork and beef products we sold in 2000 was processed in plants we own.

      No material part of the business of any segment of Farmland is dependent on a single customer or a few customers. Financial information about our industry segments is presented in Note 11 of the Notes to Consolidated Financial Statements.

      The principal businesses of Farmland have been highly seasonal. Historically, the majority of sales of crop production products occur in the spring. Sales in grain marketing historically have been concentrated in the summer and fall, and summer is the lowest sales period for the feed business.

      Farmland competes for market share with numerous participants of various sizes and with various levels of vertical integration, product and geographical diversification. Competitors in the crop production industry include global producers of nitrogen- and phosphate-based fertilizers, major chemical companies, and product importers and brokers. In the petroleum industry, competitors include major oil companies, independent refiners, and product brokers. The feed, grain, and meats industries are comprised of a large variety of competitive participants.

Business Risk Factors

Environmental Matters

      Farmland is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, which may impose liability for cleanup of environmental contamination. Farmland uses hazardous materials and generates hazardous wastes in the ordinary course of our manufacturing processes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Conditions Liquidity and Capital Resources - Matters Involving the Environment."

External Risk Factors That May Affect Farmland

      Farmland's revenues, margins, net income and cash flow may be volatile due to factors beyond our control. External factors that affect agricultural conditions and Farmland's results of operations include:

1. Regulatory: Farmland's ability to grow through acquisitions and investments in ventures can be adversely affected by regulatory delays or other unforeseen factors beyond our control. Various federal and state regulations can affect the amount of crop nutrient and crop protection products used.

2. Competition: Competitors may have better access to equity capital markets and may offer more varied products or possess greater resources than Farmland.

3. Imports and Exports: Factors which affect the level of agricultural products imported or exported including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand. Fluctuations in the level of agricultural product imports and exports will likely impact our operations.

4. Weather: Weather conditions, both domestic and global, affect Farmland's operations. Weather conditions may either increase or decrease demand. Changes in demand affect selling prices and income of all our business segments. Weather conditions also may increase or decrease the supply of products. These changes in supply may affect costs related to Farmland's pork and beef processing and marketing, livestock production and grain storage and marketing business.

5. Raw Materials Cost: Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.

6. Other Factors: Domestic variables, such as crop failures, federal agricultural programs and production efficiencies, and global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities and local conflicts, affect the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland's operations.

      Management cannot determine the extent to which these factors may impact our future operations. Farmland's revenues, margins, net income and cash flow are likely to be volatile as conditions affecting agriculture and markets for our products change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for Years Ended August 31, 1998, 1999 and 2000."

Limited Access to Equity Capital Markets

      As a cooperative, Farmland cannot sell its voting common equity to traditional public or private markets. Instead, equity is raised largely from payment of the noncash portion of patronage refunds with common stock, associate member common stock and capital credits, from offerings of preferred stocks and from net income on transactions with nonmembers. See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings" and " - Equity Redemption Plans."

Crop Production

Marketing

      Effective January 1, 2000, Farmland and Cenex Harvest States formed UCB LLC, a holding company. UCB and Land O'Lakes formed Agriliance LLC, an agronomy venture that distributes and markets crop nutrients, crop protection products, and seed. Farmland has a 50% ownership interest in UCB, and UCB has a 50% ownership interest in Agriliance. Farmland contributed to UCB, and UCB contributed to Agriliance, among other assets, our 50% ownership in the WILFARM and Omnium ventures, which included manufacturing of crop protection products and the distribution of a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Our crop nutrients business includes nitrogen and phosphate-based plant foods, which we sell to Agriliance at a discount to the retail market price. Sales of the crop production business segment as a percent of consolidated sales for 1998, 1999, and 2000 were 13%, 9%, and 8%, respectively.

      Competition in the crop production industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. We maintain a capital investment in distribution assets and a seasonal investment in inventory to enhance our manufacturing and distribution operations. We also contributed to UCB, and UCB contributed to Agriliance, certain warehouse and distribution facilities to further enhance distribution operations. Both Farmland and Agriliance own or lease custom dry blending, liquid mixing, storage and distribution facilities at a large number of locations throughout our trade territory to conform delivery capacity more closely to customer demands for delivery services.

      Domestic competition, mainly from other regional cooperatives and integrated multinational plant foods companies, is intense due to customers' sophisticated buying tendencies and production strategies that focus on costs and service. Also, foreign competition exists from producers of plant foods products manufactured in countries with lower cost natural gas supplies (the principal raw material in nitrogen-based plant foods). In certain cases, foreign producers of plant foods for export to the United States may be subsidized by their respective governments.

Production

      We manufacture nitrogen-based plant food products. Natural gas is the major raw material used in production of nitrogen-based plant foods, including synthetic anhydrous ammonia, urea, urea ammonium nitrate ("UAN") and other forms of nitrogen-based plant foods.

      We operate seven anhydrous ammonia production plants (three of which are leased under long-term lease arrangements) at six locations in Kansas, Iowa, Nebraska, Oklahoma and Louisiana. (Due to unfavorable market conditions, we have temporarily ceased production of anhydrous ammonia at our Pollock, Louisiana facility.) In addition, Farmland and Mississippi Chemical Company are each 50% owners of a joint venture, Farmland MissChem, Limited, which owns an anhydrous ammonia production facility located in The Republic of Trinidad and Tobago. All output from this facility is sold to and distributed by the owners of the venture. Annual anhydrous ammonia production of nitrogen-based plant foods for fiscal years 1998, 1999 and 2000, including Farmland's 50% share of the output of Farmland MissChem, totaled approximately 3.0 million tons, 3.1 million tons and 2.8 million tons, respectively.

      Five of our synthetic anhydrous ammonia plants have capacity to further process anhydrous ammonia into urea, UAN solutions and other forms of nitrogen plant nutrients. In 1998, 1999 and 2000, production of these upgraded products approximated 1.9 million tons, 2.1 million tons and 1.8 million tons, respectively.

      In December 1997, we entered into a series of agreements which provided for the construction and operation, under a long-term lease, of plant food manufacturing facilities adjacent to our petroleum refinery at Coffeyville, Kansas. These facilities, which began operating September 1, 2000, convert petroleum coke by-products into anhydrous ammonia. The facility is capable of further processing the anhydrous ammonia into UAN solutions.

      We own a phosphate chemical plant located in Joplin, Missouri, that produces feed grade phosphate (dicalcium phosphate) and ammonium phosphate, which is combined in varying ratios with muriate of potash to produce different plant foods products. Production of feed grade phosphate approximated 167,000 tons, 168,000 tons and 168,000 tons in 1998, 1999 and 2000, respectively and production of ammonium phosphate approximated 56,000 tons, 29,000 tons and 30,000 tons in 1998, 1999 and 2000, respectively.

      Farmland and Norsk Hydro a.s. are each 50% owners of Farmland Hydro, L.P. ("Hydro"), a joint venture which owns a phosphate manufacturing plant at Bartow, Florida. Hydro's plant produces products such as super phosphoric acid, diammonium phosphate and monoammonium phosphate. Annual production of such products for 1998, 1999 and 2000 was 1,428,000 tons, 1,457,000 tons and 1,472,000 tons, respectively. We provide management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. Products of this plant are distributed principally to international markets.

      Farmland is a 50% owner of SF Phosphates Limited Liability Company ("SF Phosphates"), a venture which operates a phosphate mine located in Vernal, Utah, a phosphate manufacturing plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super phosphoric acid with annual production for 1998, 1999 and 2000, of 527,000 tons, 522,000 tons and 539,000 tons, respectively. Under the venture agreement, each owner purchases 50% of the venture's production.

Raw Materials

      Natural gas, the largest single component of nitrogen-based plant foods production, is purchased directly from natural gas producers. Natural gas purchase contracts are generally market sensitive and contract prices change as the market price for natural gas changes. In addition, we have a hedging program which utilizes natural gas futures and options to reduce risks of market price volatility. See " Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company."

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

      Adequate supplies of the phosphate rock and sulfur required to operate Hydro's and SF Phosphate's plants are presently available from either owned phosphate reserves or from various suppliers. Hydro owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 80 million tons of phosphate rock.

      In 1998, Hydro began obtaining various permits and licenses necessary for mining the above properties. During the fall of 2000, Hydro plans to submit an official application for mine permitting and they expect the permit process to take approximately one year; therefore, Hydro does not anticipate mining any of the phosphate rock reserves within the next year.

      Based on current recovery methods and the levels of the SF Phosphate plant production in recent years, we estimate that the phosphate rock reserves owned by SF Phosphates are adequate to provide the phosphate rock requirements of the plant for approximately 75 years.

Petroleum

Marketing

      The principal products of this business segment are refined fuels, propane and by-products of the petroleum refinery. Other petroleum products include lube oil, grease, and car, truck and tractor tires, batteries and accessories. Sales of petroleum products as a percent of consolidated sales for 1998, 1999 and 2000 were 13%, 9% and 12%, respectively.

      Farmland participates in the industry, primarily through ventures, as a mid-continent refiner and as a wholesale distributor of petroleum products. Effective September 1, 1998, Country Energy LLC, a joint venture with Cenex Harvest States, commenced operations. Country Energy LLC provides, on an agency basis, refined fuel, propane and lubricants marketing and distribution services for its owners. Because most of the Country Energy's energy product market is located in rural areas, sales activity tends to follow the planting and harvest cycles.

      Competitive methods in the petroleum industry include service, product quality and price. However, in refined fuel markets, price competition is dominant. Many participants in the industry engage in one or more of the industry's processes (oil production, transportation, refining, wholesale distribution and retailing).

Refining

      Effective September 1, 1999, we formed an alliance, Cooperative Refining, LLC, with National Cooperative Refinery Association ("NCRA"), a subsidiary of Cenex Harvest States. Cooperative Refining performs all activities related to operating NCRA's refinery at McPherson, Kansas and Farmland's refinery at Coffeyville, Kansas. Cooperative Refining's owners, Farmland and NCRA, purchase all Cooperative Refining's output.

Raw Materials

      During periods of volatile crude oil price changes, or in extremely short crude oil supply conditions, Cooperative Refining's operations could be affected to a greater extent than petroleum operations of more vertically integrated competitors with crude oil supplies available from owned producing reserves. In past periods of relatively severe crude oil shortages, various governmental regulations such as price controls and mandatory crude oil allocating programs have been implemented. There can be no assurance as to what, if any, government action would be taken if a crude oil shortage were to develop.

Feed

      Feed products include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements, animal health products and farm and ranch supplies. The primary components of feed products are grain and grain by-products, which are generally available in the region in which we operate.

      This business segment's sales were approximately 6%, 5% and 5% of consolidated sales for the years 1998, 1999 and 2000, respectively. Approximately 51% of the feed segment's sales in 2000 was attributable to products manufactured in our feed mills. Farmland operates feed mixing plants at 24 locations throughout its territory, an animal protein plant in Maquoketa, Iowa, an animal protein plant and a premix plant located in Eagle Grove, Iowa, a premix plant in Marion, Ohio and a pet food plant in Muncie, Kansas.

      In June of 1998, we acquired six feed mills with an aggregate capacity of 747,000 tons through the acquisition of SF Services, Inc. In 1998 and 1999, feed mills with an aggregate capacity of approximately 415,000 tons were either sold or contributed to ventures. Our partners in these ventures are primarily local cooperatives. In addition, the feed mixing plant in Corson, South Dakota is not currently operating due to excess supply in that area.

      In July 2000, Farmland entered into a joint venture agreement with Land O'Lakes that will combine all aspects of both partners feed businesses. This new venture, Land O'Lakes Farmland Feed, began operations October 1, 2000. Farmland owns approximately 31% of this venture.

Refrigerated Foods

Processing

      Farmland's meat processing and marketing are conducted through Farmland National Beef Packing Company, L.P. ("National Beef") and Farmland Foods, Inc. ("Foods"), respectively. As of August 31, 2000, National Beef and Foods were 71%-owned and 99%-owned, respectively, by Farmland. During 1998, 1999 and 2000, we slaughtered approximately 2.4 million, 2.6 million and 2.7 million cattle, respectively, and approximately 7.7 million, 8.1 million, and 7.4 million hogs, respectively.

      The Refrigerated Foods abattoirs are located in Liberal, Kansas, Dodge City, Kansas, Denison, Iowa, Monmouth, Illinois and Crete, Nebraska. The abattoirs have additional capabilities for processing meat. Other meat processing facilities are located in Springfield, Massachusetts, New Riegel, Ohio, Wichita, Kansas, Topeka, Kansas, Carroll, Iowa, Omaha, Nebraska and Albert Lea, Minnesota. The facilities take primal beef and pork cuts and further process them into fabricated or boxed meats, bacon, ham, sausage, smoked meats, Italian-style specialty meats and ham products, hot dogs, dry sausage, other luncheon meats, retailer case-ready, and canned or cooked-in-bag products.

      Farmland also produces market hogs for processing. We currently have approximately 300 contracts with producers in eight states to finish hogs from our own production or from the production of Alliance Farms, an affiliate. The risks associated with the managing of hogs includes disease and genetic changes, as well as the general market price risk for hogs. In 2000, our integrated hog production operations provided approximately 10% of our total hog processing requirements.

Marketing

      Refrigerated Foods' products include fresh and frozen beef, boxed beef, fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs, and packing house by-products. These products are marketed under a variety of brand names including: Farmland, Black Angus Beef, Farmstead, OhSe, Maple River, Carando, Roegelein, Regal and Marco Polo. Product distribution is through national and regional retail and food service chains, distributors and in international markets.

      Beef and pork marketing are highly competitive industries with many suppliers of fresh and processed products. Other meat products such as poultry and fish also compete directly with beef and pork products. Competitive methods in this industry include price, product quality, brand and product differentiation and customer service.

World Grain

Marketing

      Farmland markets wheat, corn, soybeans, milo, barley, oats and sugar. We purchase grain from members located in the Midwestern part of the United States and from nonmembers throughout the world, and we assume all risks related to selling such grain. Grain is priced in the United States and throughout the world principally through bids based on organized commodity markets.

     Through our wholly owned subsidiaries, Tradigrain and Farmland-Atwood, we also provide risk management services, financial and grain support services and grain brokerage to our customers.

      Farmland is exposed to price risk as a result of holding grain inventory and because, in the ordinary course of business, Farmland is a party to numerous fixed price sales and fixed price purchase contracts. To reduce the price change risk associated with holding positions in grain, Farmland may take opposite and offsetting positions by entering into grain commodity futures contracts. Generally, such contracts have terms of up to one year. Our strategy is to maintain hedged positions unless we perceive market opportunity, at which time we may decide to take a long or short position. Taking a long or short position increases both our risk of loss and our gain potential from changes in the market price of grain. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Financial Condition, Liquidity and Capital Resources - Results of Operations for Years Ended August 31, 1998, 1999 and 2000 - World Grain".

      Sales are affected by the level of grain production worldwide. Furthermore, sales may be affected by international political events in countries' trade policies that are not within the control of Farmland.

Property

      Farmland owns or leases 28 inland elevators and one export elevator in the United States with a total capacity of approximately 179.4 million bushels of grain. Farmland also owns an export elevator in Arroyo Seco, Argentina with a total capacity of approximately 3.7 million bushels of grain.

Research

     Farmland formed a five-year research alliance, beginning in 1997, with Kansas State University. Expenditures related to all product research and process improvements sponsored by Farmland amounted to $2.4 million, $2.4 million and $1.9 million for 1998, 1999 and 2000, respectively.

Capital Expenditures and Investments in Ventures

     In 2000, Farmland made capital expenditures totaling $100.9 million and cash investments in ventures totaling $13.3 million. Farmland is committed to expenditures of $93.5 million as of August 31, 2000.

     The EPA has issued new rules limiting sulfur in gasoline to 30 parts per million and has published a proposed rule limiting sulfur in diesel fuel to 15 parts per million. The rules affecting gasoline were effective December 1, 1999 with a January 1, 2004 compliance date. The proposed rules for diesel fuel have a June 1, 2006 compliance date. Based on information currently available, we anticipate that material expenditures will be required to achieve compliance with these new and pending rules. Farmland has applied for, but has not received, regulatory extension of the deadlines until 2008. It is not certain whether Farmland will be granted this extension.

     We intend to fund our capital program with cash from operations, through borrowings or through other capital market transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources."

Government Regulation

     Farmland's business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public's interest by promoting environmental protection, fair trade practices, safety, health and welfare. Farmland believes that its operating procedures conform to the intent of these laws and that we currently are in compliance with all such laws, the violation of which could have a material adverse effect on us.

     Certain policies may be implemented from time to time by the United States Department of Agriculture, the Environmental Protection Agency, the Department of Energy or other governmental agencies which may impact agricultural producers' demands and consumers' needs for Farmland's products or which may impact the methods by which certain of our operations are conducted. Such policies may impact our farm supply, food processing and marketing and grain storage and marketing operations.

     The Federal Agriculture Improvement and Reform Act ("FAIR") represents the most significant change in government farm programs in more than 60 years. Under FAIR, the former system of variable price-linked deficiency payments to farmers has been replaced by a program of fixed payments which decline over a seven-year period. In addition, FAIR eliminates federal planting restrictions and acreage controls. Whether demand for our products is favorably impacted depends in a large part on whether U.S. agriculture becomes more competitive in world markets as this industry moves toward greater market orientation, the extent which governmental actions expand international trade agreements and whether market access opportunities for U.S. agriculture are increased.

      The U.S. Congress has in the past considered and may consider trade measures which, if passed, could enhance agricultural export potential. This year Congress passed permanent normal trade relations with China and removed trade sanctions on five key countries. Farmland believes "fast-track" (legislation which would authorize the President to submit a trade agreement to Congress with the assurance that it will be voted on within 90 days and not be subject to amendments), removal of trade sanctions on more countries and language to prohibit embargoes could benefit U.S. agricultural interests by opening markets, increasing exports and expanding trade opportunities with countries which import agricultural products. Absent such legislation, our access to international markets may be adversely impacted.

      We are not aware of any newly implemented or pending policies, other than as discussed above, which may have a significant impact on our operations.

Employee Relations

     At August 31, 2000, Farmland had approximately 15,000 employees. Approximately 44% of our employees were represented by unions having national affiliations. Farmland considers its relationship with employees to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on our operating results. Current labor contracts expire on various dates through March 2004.

Patronage Refunds and Distribution of Annual Earnings

     Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings"). For this purpose, annual net earnings means income before income tax determined in accordance with generally accepted accounting principles. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses. The member-sourced earnings (after handling of member-sourced losses) may be returned to members as patronage refunds in the form of qualified and/or nonqualified written notices of patronage refund allocation. Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid.

      A qualified patronage refund must be paid at least 20% in cash. The portion of the qualified patronage refund not paid in cash (the allocated equity portion) is currently paid by Farmland in common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to pay the allocated equity portion in any other form or forms of equities, all of which are non-interest bearing. The allocated equity portion of the qualified patronage refund is determined annually by the Board of Directors. Farmland is allowed an income tax deduction for the total amount (the cash portion and the allocated equity portion) of its qualified patronage refunds.

      Nonqualified patronage refunds may be paid entirely in allocated equity; there are no minimum cash requirements. Nonqualified patronage refunds paid by Farmland have been recorded as book credits in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to record the nonqualified patronage refund in any other form or forms of nonpreferred equities. Farmland is not allowed an income tax deduction for a nonqualified patronage refund in the year paid. The nonqualified patronage refund is deductible for federal income tax purposes only when such nonqualified written notices of allocation are redeemed for cash or tangible property.

      For the years ended 1998, 1999 and 2000, patronage refunds authorized by the Board of Directors were:

                             Equivalent Portion of    Non-Cash Portion of      Total Patronage
                               Patronage Refunds       Patronage Refunds           Refunds
                            ------------------------ ----------------------- ---------------------
                                                    (Amounts in Thousands)

           1998...............    $       23,593          $        35,528        $       59,121
           1999...............    $        6,054          $        24,215        $       30,269
           2000...............    $          -0-          $         8,002        $        8,002

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

Equity Redemption Plans

     The Equity Redemption Plans described below, namely the base capital plan and the special equity redemption plans (collectively, the “Plans”) may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are not binding upon the Board of Directors or Farmland, and the Board of Directors reserves the right to redeem, or not redeem, any of Farmland’s equities without regard to whether such action or inaction is in accordance with the Plans. Factors which the Board of Directors may consider in determining when and under what circumstances Farmland may redeem equities include, but are not limited to, the terms of our base capital plan and other equity redemption plans, results of operations, financial position, cash flow, capital requirements, long-term financial planning needs, income and other tax considerations and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of Farmland and our owners will be protected.

Base Capital Plan

     For the purposes of acquiring and maintaining adequate capital to finance Farmland’s business, the Board of Directors has established a base capital plan.

     The base capital plan provides a mechanism for determining Farmland’s total capital requirements and each voting member’s and associate member’s share of such requirements (referred to as the “Base Capital Requirement”). As part of the Base Capital Plan, the Board of Directors may, in its discretion, provide for redemption of Farmland common shares or associate member common shares held by voting members or associate members whose holdings of common shares or associate member shares exceed the voting members’ or associate members’ Base Capital Requirement. The base capital plan provides a mechanism under which the cash portion of the patronage refund payable to voting members or associate members will depend upon the degree to which such voting members or associate members meet their Base Capital Requirements.

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

     Presented below are the amounts of equity approved for redemption by the Board of Directors of Farmland and Farmland Foods under our equity redemption plans for each of the years in the three-year period ended 2000. During the third quarter of 1998, Farmland approved and paid a special equity redemption of approximately $50.0 million. Substantially all other amounts approved for redemptions are paid in cash in the year following approval.

                     Plan              and other           Total Plan
                  Redemptions        Redemptions(a)        Redemptions
               ------------------  -------------------   ----------------
                                (Amounts in Thousands)

1998........  $       8,868        $      50,103         $      58,971
1999........  $         -0-        $         377         $         377
2000........  $         -0-        $         262         $         262
(a) Includes redemptions of preferred stock.

ITEM 3.      LEGAL PROCEEDINGS

      Management believes there is no litigation existing or pending against Farmland or any of its subsidiaries that, based on the amounts involved or the defenses available, would have a material adverse effect on our financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF EQUITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of equity holders.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

      There is no established public market for the voting common stock, associate member common stock or capital credits of Farmland. We believe that it is highly unlikely that a public market for any of these equities will develop in the foreseeable future for the following reasons:

  The common stock, associate member common stock and capital credits are nondividend bearing;
  The common stock, associate member common stock and capital credits are not transferable without consent of the Farmland Board of Directors.
  The amount of patronage refunds a holder, who is eligible to receive patronage refunds, may receive is dependent on the earnings of Farmland attributable to the quantity or value of business such holder transacts with Farmland and not on the amount of equity held. See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings"; and
  Farmland may redeem its equities from time to time at the sole and absolute discretion of the Board of Directors. See "Business and Properties - Business - Equity Redemption Plans".

      At August 31, 2000, there are approximately 3,600 holders of common shares, 500 holders of associate member shares and 7,000 holders of capital credits based on holders of record.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 2000 are derived from the Consolidated Financial Statements of Farmland, which have been audited by KPMG LLP, independent certified public accountants. The information set forth below should be read in conjunction these Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                               -----------------------------------------------------------------------------------------
                                     1996              1997               1998             1999              2000
                               ------------------ ----------------   ---------------  ----------------  ----------------

 Summary of Operations
 Net Sales.....................       $ 9,788,587     $   9,147,507       $  8,775,046    $ 10,709,073      $   12,238,963

 Operating Income of Industry
    Segments(1)................           288,370           296,264            192,344           193,731           172,548
 Interest Expense..............            62,445            62,335             73,645            90,773           114,239
 Net Income (loss).............           126,418           135,423             58,770            13,865           (29,250)

 Distribution of Net Income:
 Patronage Refunds:
    Allocated Equity...........       $    60,776      $     68,079       $     35,528      $     24,215           $ 8,002
    Cash and Cash
    Equivalents................            32,719            40,228             23,593             6,054                -0-
 Earned Surplus and Other
    Equities...................            32,923            27,116               (351)          (16,404)          (37,252)
                                      $   126,418      $    135,423       $     58,770          $ 13,865         $ (29,250)

 Balance Sheets:
 Working Capital...............        $  322,050      $    242,211       $    435,482      $    450,439          $ 214,902
 Property, Plant and
    Equipment, Net.............           717,224           783,108            827,149           833,203           826,962
 Total Assets..................         2,568,446         2,645,312          2,874,618         3,257,649         3,282,187
 Long-Term Borrowings
    (excluding
    Current maturities)........           616,258           580,665            728,103           808,413           646,160
 Capital Shares and
    Equities...................           755,331           821,993            912,696           917,327           881,231
1. Includes segment gross income, segment selling, general, and administrative expenses, segment other income (loss), segment minority interest, and the segment's equity in income (loss) of investees.

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

     Farmland's debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered and by options of Farmland to call for redemption certain of its outstanding debt securities. During the year ended August 31, 2000, the outstanding balance of demand certificates increased by $1.0 million and the outstanding balance of subordinated debenture bonds increased by $61.2 million.

     In May 2000, Farmland established a 364 day, $750 million, revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility, which replaced our $1.1 billion credit facility, expires May 9, 2001, and management believes the Credit Facility will be refinanced at that time.

      At August 31, 2000, Farmland had $427.1 million of short-term borrowings under the Credit Facility. Additionally, $36.1 million of the Credit Facility was utilized to support letters of credit. Farmland pays commitment fees under the Credit Facility currently equal to 50 basis points annually on the unused portion of the credit. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories and fixed assets. Interest rates under the credit facility are based on a spread over the base rate (as defined in the agreement) or a spread over LIBOR. The Credit Facility contains covenants related to Farmland's ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As calculated at August 31, 2000, availability under the Credit Facility was approximately $151.1 million.

     Farmland National Beef Packing Company has a $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and these borrowings are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 2000, Farmland National Beef had borrowings under this facility of $14.0 million and $17.9 million of the facility was being utilized to support letters of credit. Assets with a carrying value at August 31, 2000, of $253.9 million have been pledged by Farmland National Beef to support its borrowings under the facility.

     Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit primarily to support current international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland's other affiliates. At August 31, 2000, such borrowings totaled $224.0 million.

     Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at August 31, 2000, $17.2 million was borrowed.

     Leveraged leasing has been utilized to finance railcars, a significant portion of our crop production equipment, and certain crop production manufacturing facilities.

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

     Farmland has issued and outstanding 2 million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") with an aggregate liquidation preference of $100 million ($50 liquidation preference per share). The Preferred Shares are not redeemable prior to December 15, 2022. On and after December 15, 2022, the Preferred Shares may be redeemed for cash at our option, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends. The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other security.

     In the opinion of management, these arrangements for debt capital are adequate for our present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

     Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual earnings before income tax in accordance with generally accepted accounting principles. Such earnings are then identified to the various patronage refund allocation units (groups of similar products or services) which have been established by the Board of Directors The earnings of each patronage refund allocation unit are then divided into 1) a member sourced portion determined on the basis of the quantity or value of business done by such allocation unit with or for its members who are eligible to receive patronage refunds and 2) a non-member sourced portion for which amounts are determined on the basis of the quantity or value of business done by such allocation unit with or for persons who are not eligible to receive patronage refunds, plus such net amount of earnings, expense or loss in an allocation unit which is unrelated to the cooperative operations carried on by Farmland for its members. The member sourced portion of each patronage refund allocation unit is allocated among the members transacting business with such allocation unit in the ratio that the quantity or value of the business done with or for each such member bears to the quantity or value of the business done with or for all of such members. The Board of Directors reasonably and equitably determines whether allocations within any allocation unit will be on the basis of the quantity or value. The non-member sourced portion of annual earnings and earnings unrelated to the cooperative operations carried on by Farmland for its members are transferred to earned surplus after appropriate reduction for income tax.

     Under Farmland's bylaws, patronage refunds may be distributed to members from the member sourced earnings as determined above, unless the earned surplus account after such distribution is lower than 30% of the sum of the prior year-end balance of outstanding common shares, associate member shares, capital credits and patronage refunds for reinvestment. In such cases, the patronage refund is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member sourced income is so reduced is treated as nonmember-sourced income. The member sourced income remaining may be distributed to members as patronage refunds. For the years 1998, 1999 and 2000, the earned surplus account exceeded the required amount by $80.1 million, $57.3 million and $13.6 million, respectively.

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

     The Board of Directors of this Association has complete discretion to determine the handling and ultimate disposition of the Association's patronage-sourced net losses (including allocation unit losses) and the form, priority and manner in which such losses or portions thereof are taken into account, retained, and ultimately disposed of or recovered. The Board may, as it did for fiscal year 2000, retain such losses of the Association and subsequently (i) dispose of them by offset against the net earnings of the Association of subsequent years, (ii) apply such losses to prior years' patronage allocation at any time in order to dispose of them by means of offset and cancellation against members' and patrons' equity account balances, or (iii) select and use any other method of disposition of such losses as the Board of Directors, in its sole discretion, from time to time determines.

     Net cash of $23.9 million was provided from operating activities during 2000 compared with net cash of $150.5 million used by operating activities during 1999, reflecting a decrease in account receivables and an increase in other liabilities, partially offset by a decrease in accounts payable and net income. Major uses of cash for 2000 include: $100.9 million for capital expenditures, $35.1 million for acquisition of other long-term assets, $112.0 million from net decrease in bank loans and other notes payable and $36.6 million for acquisition of investments and notes receivable.

     Major sources of cash include: $23.9 million from operations, $93.5 million from sale of investments and collection of notes receivable, $61.2 million from the net increase of subordinated debt certificates outstanding, $59.0 million of distributions from joint ventures, and $59.7 million from an increase in the balance of checks and drafts outstanding.

Results of Operations for Years Ended August 31, 1998, 1999 and 2000

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

      The table below shows the increase (decrease) in sales and income by business segment in each of the years in the three-year period ended 2000, compared with the respective prior year.

                                                                               1998           1999       2000 Compared
                                                                             Compared       Compared       with 1999
                                                                             with 1997     with 1998
                                                                            ------------  ------------- -----------------
                                                                                        (Amount in Millions)

 Increase (Decrease) of Business Segment Sales:

 ..Crop Production.....................................................   $   (105)         $   (155)        $    (23)
  Petroleum...........................................................       (195)             (183)             465
  Feed................................................................        (68)               26               37
   Refrigerated Foods.................................................         90               100              597
   World Grain........................................................       (101)            2,029              362
  Other Operating Units...............................................          7               117               92
                                                                       --------------   --------------  ---------------
Total Increase (Decrease) in Business Segment Sales...................   $   (372)         $  1,934         $  1,530
                                                                       ==============   ==============  ===============

                                                                                      Change in Business Segment Income
                                                                                1998           1999       2000 Compared
                                                                              Compared       Compared       with 1999
                                                                              with 1997      with 1998
                                                                            -------------- -------------- ---------------
                                                                                        (Amount in Millions)

 Increase (Decrease) of Business Segment Income or Loss:

 ..Crop Production.....................................................    $    (110)        $    (60)        $     (2)
  Petroleum...........................................................          (35)              18               10
  Feed................................................................            4                5                2
   Refrigerated Foods.................................................            5               30                7
   World Grain........................................................           26                5              (35)
  Other Operating Units...............................................            6                3               (3)
                                                                       ---------------   --------------   --------------
Total Increase (Decrease) in Business Segment Income or Loss..........
                                                                          $    (104)        $      1         $    (21)

 Corporate Expenses and Other:
  General corporate expenses (increase)...............................    $     (8)         $    (27)        $     (5)
  Interest expense (increase).........................................         (11)              (17)             (23)
  Other, net increase (decrease)......................................          14                (6)              (7)
  Income taxes decrease...............................................          32                 4               13
                                                                        --------------   --------------   -------------
Total (Decrease) in Net Income........................................    $    (77)         $    (45)        $    (43)
                                                                        ==============   ==============   =============

     In computing the change of business segment income or loss, income and expenses not identified to an industry segment and income taxes have been excluded. See Note 11 of the Consolidated Financial Statements.

     Following is management’s discussion of business segment sales, segment income or loss and other factors affecting Farmland’s net income during 1998, 1999 and 2000.

Crop Production

Sales

     Sales of the crop production segment decreased $23 million, or 2%, in 2000 as compared to 1999. The decline is primarily due to an approximate 4% decrease in unit sales of plant foods combined with a 12% decrease in the average unit selling prices for phosphate-based plant foods, partially offset by a 15% increase in the average unit selling prices of nitrogen-based plant foods. A portion of the sales decline is attributable to the formation of Agriliance, as Farmland sells plant food to Agriliance, a 25% owned venture, at a discount to the retail market price. The decline in the average unit selling price of phosphate-based plant foods is due to decreased demand by China and India. Nitrogen-based plant foods unit selling prices have rebounded from 1999 unit selling prices because supply has tightened due to industry-wide plant closings. During 1999, plant closings were in response to an imbalance in the supply and demand for nitrogen-based plant foods. During the last quarter of 2000, plants have been closed in response to the increased cost of natural gas, which is the primary raw material in anhydrous ammonia. To better manage our inventory costs, on September 1, 2000 we stopped production of anhydrous ammonia at our Pollock, Louisiana facility. To meet spring demand, we expect to resume production at Pollock during the second quarter of 2001.

     Crop production unit sales in 1999 were comparable to unit sales in 1998; however, the average unit selling price for nitrogen-based plant foods decreased 16%. As a result, sales decreased $155 million, or 13%, in 1999 as compared to 1998. The nitrogen plant foods industry experienced market price declines due to increased worldwide supplies of nitrogen and decreased demand for plant foods in response to decreased unit prices that producers realize for their grain. These adverse conditions were exacerbated by heavy spring rains throughout Farmland’s market area, which restricted the use of fertilizer products. As a result of the above market conditions, Farmland temporarily ceased production of urea ammonia nitrate at our Enid, Oklahoma and Lawrence, Kansas facilities during the fourth quarter of 1999. We resumed production at these facilities during the first and second quarter, respectively, of 2000 in order to meet expected demand during the planting season.

     In 1998, crop production and protection unit sales increased 2% compared to 1997. However, unit prices for nitrogen-based plant foods decreased 15% and unit prices for phosphate-based plant foods decreased 7%. As a result, crop production and protection sales decreased $105 million, or 8%, in 1998 compared with 1997. The decline in nitrogen-based plant foods prices resulted from pressures of rising capacity and inventories in the industry combined with decreased demand from East Asia and China.

Income

     Income of the crop production segment decreased slightly, from $40.6 million in 1999 to $38.7 million in 2000. This decrease is primarily due to approximately $35.3 million of start-up costs related to the gasification plant located in Coffeyville, Kansas, lower phosphate-based plant foods margins due to lower demand by China and India, reducing our share of venture income by $16.6 million, $5.9 million in unrecovered fixed costs due to temporary shutdowns of two of our facilities during 2000, and $2.6 million in costs related to a write-off of certain natural gas inventory. These factors were largely offset by a $49.6 million pre-tax gain on the sale of a portion of our investment in the Agriliance venture to Land O’Lakes, and $8.9 million gain on futures positions closed as a result of anticipated natural gas purchases for our Pollock facility which will not occur. With the formation of the Agriliance venture, a portion of our nitrogen-based plant food income is now recognized as equity in income of investees, rather than as gross income. Also, certain of crop production’s selling, general and administrative expenses were transferred to Agriliance.

     Income of the crop production segment decreased from $100.2 million in 1998 to $40.6 million in 1999. This decrease was primarily attributable to lower unit margins on nitrogen plant foods products. Unit margins declined as additional global plant foods production capacity combined with reduced domestic demand continued to decrease selling prices of nitrogen products in 1999. Partially offsetting the decline in gross margin, crop production and protection realized a $7.7 million gain on the sale of phosphate rock reserves, a $4.1 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur and $4.3 million from settlement of litigation related to the acquisition of raw materials.

     Income of the crop production and protection segment decreased $109.8 million, or 52%, in 1998 compared with 1997. This decrease was primarily a result of lower nitrogen plant foods unit margins partially offset by higher unit margins for phosphate plant foods. Nitrogen margins decreased primarily due to lower selling prices which declined as a result of additional global plant foods production capacity combined with lower demand in the East Asian market, particularly China.

Petroleum

Sales

     Sales of the petroleum business increased $465 million, or 49%, in 2000 compared to 1999. This increase was primarily a result of a 64% increase in product selling prices due to a decrease in worldwide inventories of crude oil.

     Sales of the petroleum business decreased $183 million, or 16%, in 1999 compared to 1998. This decrease resulted in a 12% decrease in unit sales for refined fuels (gasoline, distillates and diesel) and a decrease in the average unit price for refined fuels and propane of 16% and 12%, respectively. The price decline was primarily due to a temporary excess of product supplies in the market relative to demand.

     In 1998, unit sales of refined fuels increased by 8% compared to 1997. However, dollar sales of this business segment decreased by $195 million, or 15%, primarily due to a 15% decrease in the average unit price of refined fuels and a 29% decrease in the average unit price of propane.

Income

     The petroleum business segment had income of $30.4 million in 2000 compared with $20.5 million in 1999. This increase resulted primarily when, during the last half of our fiscal year, refined fuel product prices increased more than crude oil prices increased. With the formation of Cooperative Refining, a significant portion of our petroleum income is now recognized as equity in income of investees, rather than gross income. Also, certain of petroleum’s selling, general and administrative expenses have been transferred to our ventures.

     The petroleum business segment had income of $20.5 million in 1999 compared to $2.6 million in 1998. The increase in income is primarily a result of volatile market prices for energy products. In 1998, market prices fell sharply and we reduced our income and the carrying value of inventories by approximately $27.6 million to reflect this market value decline. In 1999, the market value increased. We increased income and the carrying value of petroleum inventories by $27.6 million to reflect this market value increase. In addition, we placed the operations of the Coffeyville refining in a venture which commenced operations on September 1, 1999. In anticipation of the venture’s operations, we were able to liquidate certain LIFO inventories and realize a $14.5 million gain. These increases in income were partially offset by strong industry-wide production of refined fuels combined with lower demand for these products, which reduced the spread between crude oil costs and refined product selling prices.

     The petroleum business segment had income of $2.6 million in 1998 compared with $37.3 million in 1997. This decrease resulted primarily from the $27.6 million adjustment of year-end LIFO inventories to market value as explained above. Petroleum operating income also decreased as finished goods prices declined more than crude oil prices declined, resulting in lower unit margins.

Feed

Sales

     Sales of the feed business increased $37 million, or 6%, in 2000 compared with 1999. The increase resulted primarily from a 5% increase in feed tons sold combined with higher unit prices for feed ingredients.

     Sales of the feed business increased $26 million in 1999 compared with 1998. This increase resulted primarily from higher unit sales due to geographic expansion partially offset by lower per ton selling prices for livestock feed and feed ingredients.

     Sales of the feed business decreased $68 million in 1998 compared with 1997. The decrease resulted primarily from lower prices. Unit sales were approximately the same volume as in the prior year.

Income

     Income of the feed business increased $1.8 million in 2000 compared to 1999. The increase was primarily due to higher unit margins in formula feed, feed ingredients, and basic products. In July 2000, Farmland entered into a joint venture agreement with Land O’Lakes that will combine all aspects of their feed businesses. This new venture, Land O’Lakes Farmland Feed, began operations effective October 1, 2000.

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

Refrigerated Foods

Sales

     Sales in the refrigerated foods segment increased $597 million, or 16%, in 2000 compared with 1999. This increase is attributable to a 6% increase in volume of meat sold combined with a 10% increase in unit selling prices of meat products.

     The refrigerated foods segment sales increased $100 million, or 3% in 1999 compared with 1998. The increase was attributable to higher unit sales of both beef and pork, partly offset by a decrease in unit sales price of pork.

     The refrigerated foods segment sales increased $90 million, or 3%, in 1998 compared with 1997. The increase was attributable to increases in the number of cattle and hogs processed. This increase was partly offset by lower wholesale prices received for our meat products.

Income

     Income of the refrigerated foods segment increased $7.7 million, or 10%, in 2000 compared with 1999. This increase is attributable to increased unit sales combined with increased margins per pound of beef. This increase was partially offset by higher selling and marketing expenses and an $11.5 million loss recognized on the sale of our Dubuque, Iowa pork processing plant.

     Income of the refrigerated foods segment increased $29.9 million in 1999 compared with 1998. This increase was primarily due to increased gross margins as a result of a decline in raw material prices and an increase in selling prices. This increase was partially offset by an increase in promotional, advertising and storage expenses.

     Income of the refrigerated foods segment increased $4.0 million in 1998 compared with 1997. This increase was primarily due to increased unit margins.

World Grain

Sales

     Sales of the world grain segment increased $362 million, or 9%, in 2000 compared to 1999. This increase is primarily due to unit sale increases in grain, oilseeds and sugar, partially offset by lower grain unit prices.

     In 1999, world grain sales increased 95% or $2.0 billion. The primary cause of this increase in sales was the change in our international grain marketing business from grain brokerage operations to buy/sell operations. Due to this change, it is appropriate to record the full value of the grain sold as revenue ($2.0 billion in 1999) and related costs of grain acquisition as cost of goods sold (1.9 billion in 1999), rather than recognizing as revenue only the net margins on grain transactions.

     World grain sales decreased $101 million in 1998 compared with 1997. This decrease resulted from decreases in commodity prices.

Income

     World grain income decreased $35.5 million in 2000 compared to 1999. This decrease is primarily the result of Farmland terminating grain contracts after we determined the risk associated with these contracts could no longer be evaluated. Lower per unit margins from wheat marketing was also a contributing factor. This decrease was partly offset by the capturing of deferred shipment values, commonly referred to as “carry,” which is revenue in excess of the cost of holding grain for deferred execution.

     In 1999, world grain income increased 14%, or $5.0 million. This increase resulted primarily from higher storage revenues.

     The world grain segment income increased $26.1 million in 1998 compared to 1997. This increase in operating income was primarily attributable to higher margins combined lower selling, general and administrative expenses.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses decreased $4.0 million in 2000 compared with 1999. SG&A expenses directly associated with business segments decreased $9.3 million (primarily related to formation of the Agriliance and Cooperative Refining joint ventures and lower agency fees paid to Country Energy) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments increased $5.3 million primarily as a result of higher employee-related costs.

     Selling, general and administrative expenses increased $48.8 million, or 11%, in 1999 compared with 1998. SG&A and expenses directly associated with business segments increased $21.6 million (primarily related to the pork business and acquisition of SF Services, Inc.) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments increased $27.2 million primarily as a result of the increased cost of management information systems and increased expenses related to geographic expansion.

     Selling, general and administrative expenses increased $22.6 million, or 6%, in 1998 compared with 1997. SG&A directly associated with business segments increased $15.1 million (primarily related to the grain marketing and meats businesses) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments increased $7.5 million primarily as a result of the increased cost of management information systems and the acquisition of SF Services, Inc.

Other Income (Deductions)

Interest Expense

     Interest expense increased $23.4 million in 2000 compared with 1999, primarily due to an increase in the average interest rate and the amortization of costs related to establishing our new senior secured credit facility.

     Interest expense increased $17.1 million in 1999 compared with 1998, primarily reflecting higher average borrowings.

     Interest expense increased $11.3 million in 1998 compared with 1997, primarily reflecting higher average borrowings.

Other, Net

     Other income and deductions not identified to segments, interest income, and corporate equity in net income of investees decreased $6.6 million in 2000 compared with 1999, primarily as a result of a $6.9 million loss from our 24.5% ownership in VantagePoint Network LLC, a joint venture providing information services to production agriculture.

     The decrease in other income and deductions in 1999 compared to 1998 is primarily due to non-recurring income recognized in 1998 and not reflected in 1999 including the $2.2 million gain on the sale of Cooperative Service Company and the $7.2 million gain on the sale of a 3.8% interest in National Beef Packing Co. L.P.

     The increase in other income and deductions in 1998 compared to 1997 of $14.6 million is principally a gain of $7.2 million on the sale of a 3.8% interest in National Beef Packing Co. L.P. and a $2.2 million gain on the sale of Cooperative Service Company, a wholly owned subsidiary engaged in insurance and auditing services

Capital Expenditures

     See “Business and Properties - Business - Capital Expenditures and Investments in Ventures.”

Matters Involving the Environment

     Farmland is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, as we use hazardous substances and generate hazardous wastes in the ordinary course of our manufacturing processes. Liabilities related to remediation of contaminated properties are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Such liabilities include estimates of Farmland’s share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

     Farmland wholly or jointly owns or operates grain elevators and manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. Farmland also has been identified as a potentially responsible party (“PRP”) under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at five such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. We are investigating or remediating contamination at 31 properties under CERCLA and/or the state and federal hazardous waste management laws. During 1998, 1999 and 2000, we paid approximately $3.1 million, $7.2 million and $2.3 million, respectively, for environmental investigation and remediation.

     Farmland currently is aware of probable obligations for environmental matters at a number of properties. As of August 31, 2000, we had an environmental accrual in our Consolidated Balance Sheet for probable and reasonably estimated cost for remediation of contaminated property of $12.9 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate. Farmland has also recorded, as a receivable, approximately $1.3 million of estimated, probable insurance proceeds related to an environmental issue which has been remediated.

     Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management’s opinion, it is reasonably possible that Farmland may incur $10.5 million of costs in addition to the $12.9 million which has been accrued.

     Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $4.8 million at August 31, 2000 (and are in addition to the $10.5 million discussed in the prior paragraph). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

     There can be no assurance that the environmental matters described above, or environmental matters which may develop in the future, will not have a material adverse effect on our business, financial condition or results of operations.

     Protection of the environment requires us to incur expenditures for equipment or processes. These expenditures may impact our future net income. The EPA has issued new rules limiting sulfur in gasoline to 30 parts per million and has published a proposed rule limiting sulfur in diesel fuel to 15 parts per million. The rules affecting gasoline were effective December 1, 1999 with a January 1, 2004 compliance date. The proposed rules for diesel fuel have a June 1, 2006 compliance date. Based on information currently available, we anticipate that material expenditures will be required to achieve compliance with these new and pending rules. Farmland has applied for, but has not received, regulatory extension of the deadlines until 2008. It is not certain whether Farmland will be granted this extension.

     Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1998, 1999 and 2000, Farmland had capital expenditures of approximately $8.7 million, $6.5 million and $6.8 million, respectively, to improve our environmental compliance and the efficiency of our operations. Management believes we currently are in substantial compliance with existing environmental rules and regulations.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998 by the FASB and is effective for fiscal periods beginning after June 15, 2000. On adoption, the provisions of SFAS 133 must be applied prospectively. We plan to adopt SFAS 133 beginning September 1, 2000. It is estimated that adoption of SFAS 133 will result in Farmland recording a net transition adjustment gain of $13 million in pre-tax income, and a net transition adjustment gain of $30 million, before tax effect, in accumulated other comprehensive income at September 1, 2000. Further, the adoption of SFAS 133 will result in our recognizing $55 million of derivative instrument assets and $12 million of derivative instrument liabilities.

     SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” was also issued by the FASB and is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (our fiscal year 2001). We are currently evaluating the impact, if any, that adoption of these provisions would have on our financial statements.

     Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” was issued in December 1999 by the staff of the SEC and is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We expect that the adoption of SAB 101 will not have a significant effect on our financial statements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     Farmland is including the following cautionary statement in this Form to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the effects of actual, pending and possible legislation and regulation (including, but not limited to, the effects of FAIR, “fast-track” and certain environmental laws), the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted and proposed regulations related to low sulfur gasoline and diesel fuel, our ability to fully and timely complete modifications and expansions with respect to certain manufacturing facilities, the redemption of the our various equities, and the adequacy of certain raw material reserves and supplies. Discussion containing such forward-looking statements is found in the material set forth under “Business and Properties” (including, without limitation, “Business Risk Factors”), “Market for the Registrant’s Common Equity and Related Stockholder Matters”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements”, as well as within this Form 10-K generally.

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

6. Regulatory delays and other unforeseeable obstacles beyond our control that may affect growth strategies through unification, acquisitions and investments in ventures.

7. Competitors in various segments which may be larger than Farmland, offer more varied products or possess greater resources.

8. Technological changes are more difficult or expensive to implement than anticipated.

9. Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments and environmental remediation costs in excess of amounts accrued.

10. Federal or state regulations regarding environmental matters.

11. The factors identified in "Business and Properties - Business - Business Risk Factors".

ITEM 7A. Quantitative and qualitative disclosures about Market Risk

Sensitivity Analysis

     Farmland is exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Within limits approved by the Board of Directors, we may take net long or short grain and sugar positions. Otherwise, Farmland does not hold or issue derivative instruments for trading purposes. Commodities to which we have risk exposure include: feedgrains, wheat, oilseeds, soybean meal, sugar, cattle, hogs, natural gas and refined fuels. Farmland maintains risk management control systems to monitor its commodity risks and the offsetting hedge positions.

     The following table presents one measure of market risk exposure using sensitivity analysis. Market risk exposure is defined as the change in the fair value of the derivative commodity instruments assuming a hypothetical change of 10% in market prices. Actual changes in commodity market prices may differ from hypothetical changes. Fair value was determined for derivative commodity contracts using the average quoted market prices for the three near-term contract periods. For derivative commodity instruments, fair value was based on the Company’s net position by commodity at year-end. The market risk exposure excludes the underlying positions that are being hedged. The underlying commodities hedged have a high inverse correlation to price changes of the derivative commodity instruments.

                         As of August 31
------------------------------------------------------------------
                      (Amounts in Millions)
Derivative Commodity Contracts:
                                                  1999     2000
Grains:
   Trading.................................      $  18.9  $  10.2
   Other than trading......................      $  23.0  $  20.7
Energy, other than trading.................      $  11.3  $  14.5
Meats, other than trading..................      $   3.2  $   0.7

     Farmland uses interest rate swaps to hedge a portion of its variable interest rate exposure and uses foreign currency forward contracts to hedge its exposure related to certain foreign currency denominated transactions. Farmland also has fair value exposure to interest rate risk as a result of our fixed rate debt. Assuming an adverse interest rate movement of 100 basis points, the impact on fair value of interest positions held at August 31, 1999 and 2000 would be $30.7 million and $32.7 million, respectively. Assuming an adverse movement in the foreign currency spot price of 10%, the impact on fair value of currency positions held at August 31, 1999 and 2000 would be $2.6 million and $1.2 million, respectively. Market risk on other than trading transactions is not material to our results of operations or financial position, as we have offsetting physical positions. The market risk of trading positions is unlikely to have a material impact on our financial position, but could have a material impact on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FARMLAND CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report..........................................................29

         Consolidated Balance Sheets, August 31, 1999 and 2000.................................30

         Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 2000..........................................................32

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 2000...........................................33

         Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 2000...........................................35

         Notes to Consolidated Financial Statements............................................36

INDEPENDENT AUDITORS’ REPORT

The Board of DirectorsFarmland
Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 1999 and 2000, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Kansas City, MissouriOctober
26, 2000

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                       ASSETS

                                                                                         August 31
                                                                            -------------------------------------
                                                                                  1999                2000
                                                                            ------------------  -----------------
                                                                                   (Amounts in Thousands)

Current Assets:
  Accounts receivable - trade......................................... $       794,237    $       740,026
  Inventories (Note 2)................................................         840,504            832,687
  Deferred income taxes (Note 6)......................................          49,495             45,589
  Other current assets................................................         153,833            207,127

        Total Current Assets.......................................... $     1,838,069    $     1,825,429

Investments and Long-Term Receivables (Note 3)                         $       329,729    $       399,889

Property, Plant and Equipment (Notes 4 and 5):
  Property, plant and equipment, at cost.............................. $     1,744,252    $     1,787,614
  Less accumulated depreciation and amortization......................         911,049            960,652

  Net Property, Plant and Equipment...................................  $      833,203    $       826,962

Other Assets                                                           $       256,648    $       229,907

Total Assets                                                           $     3,257,649    $     3,282,187

See accompanying Notes to Consolidated Financial Statements.

                                     FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                              LIABILITIES AND EQUITIES

                                                                                          August 31
                                                                             ------------------------------------
                                                                                     1999               2000
                                                                             ------------------- ----------------
                                                                                   (Amounts in Thousands)

Current Liabilities:
  Checks and drafts outstanding..........................................    $       76,128     $      135,799
  Short-term notes payable (Note 5)......................................           546,180            689,477
  Current maturities of long-term debt (Note 5)..........................            44,771             32,222
  Accounts payable - trade...............................................           463,296            345,286
  Customer advances on product purchases.................................            13,715            120,731
  Other current liabilities..............................................           243,540            287,012
        Total Current Liabilities........................................    $    1,387,630     $    1,610,527

Long-term Liabilities:
  Long-term borrowings (excluding current maturities) (Note 5)...........    $      808,413     $      646,160
  Other long-term liabilities............................................            40,212             40,134
        Total Long-Term Liabilities......................................    $      848,625     $      686,294

Deferred Income Taxes (Note 6)...........................................    $       63,058     $       54,676

Minority Owners' Equity in Subsidiaries (Note 7)                             $       41,009     $       49,459

Capital Shares and Equities (Note 8):
  Preferred shares, Authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated at redemption value, $50 per share,
     2,000,000 shares issued and outstanding.............................    $      100,000     $      100,000
  Other preferred shares, $25 par value, -0-  shares issued and
     outstanding (2,743 shares in 1999)..................................                69                 -0-

  Common shares, $25 par value --
     Authorized 50,000,000 shares,
     20,915,040 shares issued and outstanding (20,321,160 shares in 1999)           508,029            522,876

  Associate member common shares
     (nonvoting), $25 par value -- Authorized 2,000,000 shares, 1,212,840
     shares issued and outstanding (1,075,560 shares in 1999)                        26,889             30,321

  Earned surplus and other equities......................................           282,340            228,034

        Total Capital Shares and Equities................................    $      917,327     $      881,231

Contingent Liabilities and Commitments (Notes 5 and 9)

Total Liabilities and Equities.............................................. $    3,257,649     $    3,282,187

See accompanying Notes to Consolidated Financial Statements.

                                              FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended August 31
                                                              --------------------------------------------------------
                                                                   1998                1999               2000
                                                              ----------------    ----------------  ------------------
                                                                              (Amounts in Thousands)

Sales........................................................  $    8,775,046     $   10,709,073     $    12,238,963
Cost of sales................................................       8,299,505         10,231,081          11,767,482

Gross income.................................................  $      475,541     $      477,992     $       471,481

Selling, general and administrative expenses.................  $      431,999     $      480,839     $       476,808

Other income (expense):
    Interest expense.........................................  $      (73,645)    $      (90,773)    $      (114,239)
    Interest income..........................................           5,436              8,337              14,248
    Other, net (Note 15).....................................          30,265             43,322              22,691
Total other income (expense).................................  $      (37,944)    $      (39,114)    $       (77,300)
                                                              -----------------  -----------------   ----------------

Income (loss) before equity in net income of investees,
minority owners interest in net income of subsidiaries
    and income tax benefit...................................  $        5,598     $      (41,961)    $       (82,627)

Equity in net income of investees (Note 3)...................          56,434             65,510              56,891

Minority owners' interest in net income
    of subsidiaries..........................................          (7,005)           (17,727)            (24,996)
                                                              -----------------  -----------------   ----------------

Income (loss) before income taxes (Note 6)..................           55,027              5,822             (50,732)

Income tax benefit (Note 6)..................................           3,743              8,043              21,482
                                                                                                     ----------------

Net income (loss)............................................  $       58,770     $       13,865      $      (29,250)

Distribution of net income (loss) (Note 8):
    Patronage refunds:
       Farm supply patrons...................................  $       51,513     $       20,320      $           -0-
       Pork marketing patrons................................           1,274              4,050                  -0-
       Beef marketing patrons................................           3,817              5,420               8,002
       Grain marketing patrons...............................           2,517                479                  -0-
                                                               $       59,121     $       30,269      $        8,002
    Earned surplus and other equities........................            (351)           (16,404)            (37,252)
                                                              -----------------  -----------------   ----------------

                                                               $       58,770     $       13,865      $      (29,250)

See accompanying Notes to Consolidated Financial Statements.

                                              FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended August 31
                                                               ----------------------------------------------------
                                                                     1998             1999              2000
                                                                ---------------  ---------------   ----------------
                                                                              (Amounts in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................   $    58,770      $    13,865       $   (29,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization................................       101,833          109,184           108,126
  Equity in net income of investees............................       (56,434)         (65,510)          (56,891)
  Minority owners' equity in net
    income of subsidiaries.....................................         7,005           17,727            24,996
  (Gain) loss on disposition of investments....................        (9,450)             189           (50,234)
  Patronage refunds received in equities.......................        (1,099)          (2,143)           (1,284)
  Proceeds from redemption of patronage equities...............         6,546            4,598             3,123
  Deferred income taxes........................................          (641)          10,230            (4,476)
  Adjustment of LIFO inventories...............................        27,593          (27,593)               -0-
  Other........................................................         2,501            7,929            (5,450)
  Changes in assets and liabilities (exclusive
    of assets and liabilities of businesses acquired):
    Accounts receivable........................................        25,398         (181,454)           54,211
    Inventories................................................        17,295          (76,190)          (45,737)
    Other assets...............................................         6,893          (30,592)          (11,214)
    Accounts payable...........................................       (67,286)         105,028          (118,010)
    Other liabilities..........................................       (79,784)         (35,791)          155,960

Net cash provided by (used in) operating activities............   $    39,140      $  (150,523)      $    23,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................................   $  (108,837)     $  (121,184)      $  (100,865)
Distributions from joint ventures..............................        57,635           54,121            58,962
Acquisition of investments and notes receivable................       (69,466)         (69,811)          (36,568)
Acquisition of other long-term assets..........................       (27,267)         (38,240)          (35,081)
Proceeds from sale of investments
  and collection of notes receivable...........................        40,884           61,993            93,530
Proceeds from sale of fixed assets.............................        20,632           22,023            16,825
Acquisition of businesses, net of cash acquired................        (2,766)          (5,829)               -0-
Other                                                                   2,642             (233)               -0-

Net cash used in investing activities..........................   $   (86,543)     $   (97,160)      $    (3,197)

See accompanying Notes to Consolidated Financial Statements.

                                              FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                             Year Ended August 31
                                                             ------------------------------------------------------
                                                                   1998               1999              2000
                                                             ------------------  ----------------  ----------------
                                                                            (Amounts in Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds.................................$  (40,449)        $     (23,593)    $      (6,054)
Payments for redemption of equities............................  (80,243)               (9,050)             (480)
Payments of dividends on preferred shares......................   (4,937)               (8,004)           (8,000)
Proceeds from bank loans and notes payable.....................  612,634             2,739,865         3,335,921
Payments of bank loans and notes payable....................... (516,391)           (2,624,938)       (3,447,962)
Proceeds from issuance of subordinated debt
    Certificates...............................................   99,309               121,630           101,786
Payments for redemption of subordinated
    debt certificates..........................................  (66,000)              (20,376)          (40,538)
Net increase (decrease) in checks
    and drafts outstanding.....................................  (47,243)               76,128            59,671
Proceeds from issuance of preferred shares.....................  100,000                    -0-               -0-
Partner Distributions..........................................    (1,472)             (11,957)          (16,204)
Other increase (decrease)......................................     (471)                  644             1,187

Net cash provided by financing activities.....................$   54,737         $     240,349     $     (20,673)

Net increase (decrease) in cash and cash equivalents..........$    7,334         $      (7,334)    $          -0-
Cash and cash equivalents at beginning of year.................       -0-                7,334                -0-
Cash and cash equivalents at end of year......................$    7,334         $          -0-    $          -0-

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND INCOME
TAXES:
Interest......................................................$   76,087         $      77,143     $     107,991

Income taxes paid (refunded), net.............................$   13,446         $      (4,045)    $     (17,622)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Equities and minority owners' interest called
    for redemption............................................$    8,868         $          -0-    $           -0-
Transfer of assets in exchange for investment in
    joint ventures............................................$    4,601         $         300     $       69,150
Appropriation of current year's net income as
    patronage refunds.........................................$   59,121         $      30,269     $        8,002
Acquisition of businesses:
    Fair value of assets acquired.............................$  168,409         $      32,883     $           -0-
    Goodwill...................................................   14,819                14,574                 -0-
    Equity issuable............................................  (26,323)                   -0-                -0-
    Cash paid or payable.......................................   (2,766)               (7,750)                -0-
Liabilities assumed...........................................$  154,139          $     39,707      $          -0-

See accompanying Notes to Consolidated Financial Statements.

                                     FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES

                                                                Years Ended August 31, 1998, 1999 and 2000
                                                  -----------------------------------------------------------------------
                                                                                  Associate     Earned
                                                                                    Member    Surplus and      Total
                                                     Preferred    Common Shares     Common       Other        Capital
                                                      Shares                        Shares     Equities     Shares and
                                                                                                             Equities
                                                  -----------------------------------------------------------------------
                                                                          (Amounts in Thousands)

 Balance at August 31, 1997.........................$      72     $  442,012       $ 22,248   $   357,661    $  821,993
 Appropriation of current year's net income..........      -0-            -0-            -0-       58,770        58,770
 Patronage refund payable in cash transferred
    To current liabilities...........................      -0-            -0-            -0-      (23,593)      (23,593)
 Base capital redemptions transferred
    To current liabilities...........................      -0-        (8,738)          (130)           -0-       (8,868)
 Prior year patronage refund allocation..............      -0-        60,238          7,551       (67,789)           -0-
Dividends on preferred shares.......................       -0-            -0-           -0-       (6,933)        (6,933)
 Exchange of common stock, associate member
    common shares and other equities.................      -0-        (2,058)           123         1,935            -0-
 Equity issuable for purchase of
    SF Services, Inc.................................      -0-            -0-            -0-       26,323        26,323
 Issue, redemption and cancellation of equities......  99,999        (39,650)        (1,284)      (14,061)       45,004

 Balance at August 31, 1998.........................$ 100,071     $  451,804       $ 28,508   $   332,313    $  912,696
 Appropriation of current year's net income..........      -0-            -0-            -0-       13,865        13,865
 Patronage refund payable in cash transferred
      to current liabilities......................         -0-            -0-            -0-       (6,054)       (6,054)
 Prior year patronage refund allocation..............      -0-        32,481          3,046       (35,527)           -0-
 Dividends on preferred stock........................      -0-            -0-            -0-       (8,004)       (8,004)
 Exchange of common stock, associate member
      common stock and other equities.............         -0-        (1,821)        (1,393)        3,214            -0-
 Issue, redemption and cancellation of  equities.....      (2)        25,565         (3,272)      (17,467)        4,824
                                                  -----------------------------  ----------------------------------------

 Balance at August 31, 1999.........................$ 100,069     $  508,029       $ 26,889   $   282,340      $917,327
 Appropriation of current year's net loss............      -0-            -0-            -0-      (29,250)      (29,250)
 Prior year patronage refund allocation..............      -0-        18,241          3,757       (21,998)           -0-
 Dividends on preferred stock........................      -0-            -0-            -0-       (8,000)       (8,000)
 Exchange of common stock, associate member
      common stock and other equities.............         -0-        (2,209)          (345)        2,554            -0-
 Issue, redemption and cancellation of  equities.....     (69)        (1,185)            20         2,388         1,154
                                                  -----------------------------  ----------------------------------------

 Balance at August 31, 2000.........................$ 100,000     $  522,876       $ 30,321   $   228,034    $  881,231
                                                  =============================  ========================================

See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Farmland Industries, Inc., a Kansas corporation, is organized and operated as a cooperative and its mission is to be a global, consumer-driven, producer-owned, farm-to-table cooperative system.

     General -- The consolidated financial statements include the accounts of Farmland Industries, Inc. and all of its majority-owned subsidiaries (“Farmland”, “we”, “us”, “our”, or the “Company”, unless the context requires otherwise). All significant intercompany accounts and transactions have been eliminated. When necessary, the financial statements include amounts based on informed estimates and judgments of management. Our fiscal year ends August 31. Accordingly, all references to “year” or “years” are to fiscal years ended August 31.

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

     Accounts Receivable -- Farmland uses the allowance method to account for doubtful accounts and notes.

     Inventories -- Grain inventories are valued at market adjusted for net unrealized gains or losses on open commodity contracts. Crude oil and refined petroleum products are valued at the lower of last-in, first-out (“LIFO”) cost or market. Other inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Supplies are valued at cost.

     Property, Plant and Equipment -- Assets, including assets under capital leases, are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets and the remaining terms of the capital leases, respectively.

     Goodwill and Other Intangible Assets -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis over a period of 15 to 25 years. Farmland assesses the recoverability of goodwill and measures impairment, if any, by determining whether the unamortized balance can be recovered over its remaining life through undiscounted future operating cash flows. Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $18.4 million and $23.1 million, respectively, at August 31, 1999 and 2000. Other intangible assets, primarily software, are amortized over three to ten years.

     Sales -- Farmland recognizes sales at the time product is shipped. Farmland’s international grain trading business (“Tradigrain”) has changed from a grain brokerage operation to a buy/sell operation. Accordingly, only the net margins of the international grain business were included in sales during 1998. Sales and cost of sales for 1999 and 2000 include the gross value of the international grain business transactions. Consistent with this change, Tradigrain’s 1999 and 2000 bank borrowings and repayments have been included as cash flows from financing activities.

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

     Our world grain business may use derivative commodity instruments to establish positions for trading purposes. Instruments used for this purpose are marked-to-market and all related gains and losses are included in operations. Cash flows from commodity instruments are classified in the same category as cash flows from the hedged commodities in the Consolidated Statements of Cash Flows.

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

(2) Inventories

     Major components of inventories are as follows:

                                           ------------------------------------
                                                1999                2000
                                           ----------------   -----------------
                                                 (Amounts in Thousands)

  Finished and in-process products.....  $ 719,118            $ 750,057
  Materials............................     54,387               16,939
  Supplies.............................     66,999               65,691
                                         $ 840,504            $ 832,687

     Income before income taxes for the year ended August 31, 1998 was reduced by $27.6 million to recognize a non-cash charge for the adjustment of crude oil and refined petroleum inventories to market value. In fiscal year 1999, the inventories market value exceeded LIFO cost and the lower of LIFO cost or market adjustment made in 1998 was reversed.

     The carrying values of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at August 31, 1999 and 2000, were $113.2 million and $39.1 million, respectively. Replacement cost approximated the carrying values of petroleum inventories at August 31, 1999. Replacement cost is higher than the carrying values of petroleum inventories at August 31, 2000 by $24.7 million.

     During 1999 and 2000, LIFO inventory quantities were reduced, resulting in a liquidations of LIFO inventory layers. The effect of these layer liquidations was to decrease cost of goods sold and increase income before income taxes by approximately $14.5 million and $3.2 million, respectively.

(3) Investments and Long-Term Receivables

     Investments and long-term receivables are as follows:

                                                                 -------------------------------------
                                                                       1999               2000
                                                                 -----------------  ------------------
                                                                        (Amounts in Thousands)

Investments accounted for by the equity method.................  $ 205,047          $ 277,633
Investments in and advances to other cooperatives..............     42,037             39,540
National Bank for Cooperatives.................................     22,362             20,201
Other investments and long-term receivables....................     60,283             62,515
                                                                 $ 329,729          $ 399,889

     National Bank for Cooperatives (“CoBank”) requires its borrowers to maintain an investment in stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 1999 and 2000, Farmland’s investment in CoBank approximated its requirement. CoBank maintains a statutory lien on the investment held by Farmland in CoBank.

     Summarized financial information of investees accounted for by the equity method is as follows:

                                                                 -------------------------------------
                                                                       1999                2000
                                                                 -----------------   -----------------
                                                                        (Amounts in Thousands)

Current Assets.................................................    $    488,447        $  2,615,992
Long-Term Assets...............................................         707,548             920,548
    Total Assets...............................................    $  1,195,995        $  3,536,540

Current Liabilities............................................    $    418,183        $  2,279,139
Long-Term Liabilities..........................................         370,882             643,942
    Total Liabilities..........................................    $    789,065        $  2,923,081

Net Assets.....................................................    $    406,930        $    613,459

                                                               Year Ended August 31
                                              --------------------------------------------------------
                                                    1998               1999                2000
                                              -----------------  -----------------   -----------------
                                                              (Amounts in Thousands)

Net sales...................................    $  1,859,159       $  2,618,163        $  6,770,839
Net income..................................    $    115,241       $    125,826        $    173,081
Farmland's equity in net income.............    $     56,434       $     65,510        $     56,891
Our investments accounted for by the equity method consist principally of :
  50% equity interests in three manufacturers of plant foods products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited;
  beginning January 1, 2000, an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture;
  during the year ended August 31, 1999, a 50% equity interest in a grain marketer, Concourse Grain, LLC;
  during the year ended August 31, 2000, an approximate 42% equity interest in Cooperative Refining, LLC, which operates two refineries; and
  at August 31, 2000, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $61.0.

(4) Property, Plant and Equipment

A summary of cost for property, plant and equipment is as follows:
                                          -----------------------------------------
                                                  1999                    2000
                                          ------------------      ------------------
                                                 (Amounts in Thousands)

Land and improvements...................... $        59,072        $        70,085
Buildings..................................         291,131                304,855
Machinery and equipment....................       1,067,838              1,103,155
Automotive equipment.......................          71,948                 75,417
Furniture and fixtures.....................          56,463                 57,446
Capital leases.............................          54,461                 50,351
Leasehold improvements.....................          38,231                 40,793
Other......................................           5,622                  5,217
Construction in progress...................          99,486                 80,295
                                            $     1,744,252        $     1,787,614

(5)     Bank Loans, Subordinated Debt Certificates and Notes Payable

         Bank loans, subordinated debt certificates and notes payable are as follows:

                                                                                  August 31
                                                                       --------------------------------
                                                                            1999             2000
                                                                       ---------------   --------------
                                                                           (Amounts in Thousands)

Subordinated capital investment certificates
  --6.25% to 10.00%, maturing 2001 through 2014....................     $    404,218     $     446,968
Subordinated monthly income certificates
  --7.0% to 10.00%, maturing 2001 through 2010.....................          103,314           121,947
Syndicated Credit Facility                                                   180,000                -0-
Other bank notes--7.12% to 10.75%,
   maturing 2001 through 2004......................................           94,272            31,153
Industrial revenue bonds--3.25% to 6.75%,
   maturing 2002 through 2021......................................           25,500            38,423
Promissory notes--7% to 9%,
   maturing 2001 through 2003......................................            6,513             8,224
Other--1.64% to 12.77%.............................................           39,367            31,667
                                                                        $    853,184     $     678,382
Less current maturities............................................           44,771            32,222
                                                                        $    808,413     $     646,160

     Farmland has a $750 million revolving credit facility, expiring May 9, 2001, with a group of domestic and international banks (“the Credit Facility”). At August 31, 2000, Farmland had outstanding $427.1 million of short-term borrowings under the Credit Facility; additionally $36.1 million of the Credit Facility was being utilized to support letters of credit issued on our behalf.

     Farmland pays commitment fees under the Credit Facility, currently equal to 50 basis points annually, on the unused portion of the credit. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories and fixed assets. Interest rates under the credit facility are based on a spread over the base rate (as defined in the agreement) or a spread over LIBOR. The Credit Facility contains covenants related to Farmland’s ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As of August 31, 2000, we were in compliance with all covenants under the Credit Facility.

     Farmland National Beef Packing Company, L.P., a consolidated subsidiary, has a five-year, $130.0 million, credit facility. This facility, which expires March 31, 2003, is provided by various participating banks and all borrowings thereunder are nonrecourse to Farmland. At August 31, 2000, Farmland National Beef had borrowings under this facility of $14.0 million, and $17.9 million of the facility was being utilized to support letters of credit. Farmland National Beef has pledged assets with a carrying value at August 31, 2000, of $253.9 million to support its borrowings under the facility.

     Farmland maintains other borrowing arrangements with banks and financial institutions. At August 31, 2000, $17.2 million was borrowed under these agreements.

     Tradigrain, a consolidated subsidiary, has borrowing agreements with various banks which provide financing and letters of credit to support current grain trading transactions. At August 31, 2000, these short-term borrowings totaled $224.0 million. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland or Farmland’s other affiliates.

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

     Outstanding subordinated debt certificates are subordinated to senior indebtedness ($543.2 million at August 31, 2000) and certain additional financings (principally long-term operating leases). See Note 9.

     At August 31, 2000, under industrial revenue bonds and other agreements, assets with a carrying value of $16.4 million have been pledged.

     Borrowings from CoBank, under both the Syndicated Credit Facility and short-term notes payable, totaling $71.0 million at August 31, 2000, are partially secured by liens on the equity investment held by Farmland in CoBank. See Note 3.

     Bank loans, subordinated debt certificates and notes payable mature during future fiscal years ending August 31 in the following amounts:

2001...........................       $      32,222
2002...........................              77,569
2003...........................              64,492
2004...........................              36,741
2005...........................              45,535
2006 and after.................             421,823
                                      $     678,382

     At August 31, 1999 and 2000, we had demand loan certificates and short-term bank debt outstanding of $546.2 million (weighted average interest rate of 6.45%) and $689.5 million (weighted average interest rate of 8.55%), respectively.

     During 1998, 1999 and 2000, Farmland capitalized interest of $3.9 million, $0.3 million and $1.7 million, respectively.

(6) Income Taxes

a. Tax Litigation

     On November 29, 1999, the United States Tax Court issued an opinion holding that the gains and losses we realized in 1983 and 1984 on the sale of the stock of Terra Resources, Inc. and certain other assets were patronage-sourced and that we had reported these gains and losses correctly. By ruling in our favor, the Tax Court rejected claims of the Internal Revenue Service that would have resulted in material additional federal income taxes plus accumulated interest. This ruling also means that we do not owe additional state income tax and accumulated interest related to these transactions. The statutory time period for the Internal Revenue Service to appeal the Tax Court’s decision expired on September 6, 2000.

b. Other Income Tax Matters

     The Internal Revenue Service (“IRS”) has examined the Federal income tax returns of Farmland and its subsidiaries through the year ended August 31, 1992. The results of the examinations for fiscal years ended August 31, 1988 through August 31, 1992 have been protested with the Appeals Office of the IRS. Management believes that any liability remaining upon a final determination of the issues will not be material. The IRS has informed Farmland that they will not be conducting audits for the fiscal years ended August 31, 1993 through August 31, 1995. Our returns for fiscal years ended August 31, 1996 through August 31, 1999 have been filed but have not been reviewed by the IRS.

     Income (loss) before income taxes include the following components:

                                                    -----------------------------------------------------
                                                        1998                 1999              2000
                                                    -------------       ---------------    --------------

    Foreign...................................        $   30,269        $  27,381            $  (12,873)
    Domestic..................................            24,758           (21,559)             (37,859)
    Total.....................................        $   55,027        $    5,822           $  (50,732)

                  Income tax expense (benefit) is comprised of the following:

                                                               Year Ended August 31
                                              --------------------------------------------------------
                                                    1998               1999                2000
                                              -----------------  -----------------   -----------------
                                                              (Amounts in Thousands)

Federal:
  Current...................................    $     (5,610)      $    (23,440)       $    (14,147)
  Deferred..................................            (512)            12,119              (5,286)
                                                $     (6,122)      $    (11,321)       $    (19,433)
State:
   Current..................................    $       (981)      $     (4,135)       $     (2,497)
   Deferred.................................             (90)             2,138                (932)
                                                $     (1,071)      $     (1,997)       $     (3,429)
Foreign:
   Current..................................    $      2,967       $      1,362        $      1,140
   Deferred.................................             483              3,913                 240
                                                $      3,450       $      5,275        $      1,380

Total income tax (benefit)..................    $     (3,743)      $     (8,043)       $    (21,482)

         Income tax expense  (benefit)  differs  from the  "expected"  income tax expense  (benefit)  using a statutory  rate of 35% as follows:

                                                               Year Ended August 31
                                              --------------------------------------------------------
                                                    1998               1999                2000
                                              -----------------  -----------------   -----------------

Computed "expected" income tax expense
     (benefit) on income
    before income taxes.....................        35.0%            35.0%            (35.0)%
Increase (reduction) in income tax
     expense (benefit) attributable to:
    Patronage refunds.......................       (37.6)            (181.7)               (5.5)
    Patronage-sourced items for which no
     benefit is available...................          -0-                -0-                8.9
     State income tax expense (benefit), net
     of federal income tax effect...........         3.3                2.4                (3.6)
    Other, net..............................        (7.5)               6.2                (7.1)
Income tax (benefit)........................        (6.8)%           (138.1)%             (42.3)%

     The tax effect of  temporary  differences  that give rise to  significant  portions of deferred tax  liabilities  and deferred tax assets at August 31, 1999 and 2000 are as follows:

                                                               August 31
                                                  ------------------------------------
                                                       1999                2000
                                                  ----------------   -----------------
                                                        (Amounts in Thousands)

Deferred tax liabilities:
  Property, plant and equipment,
  ............principally due to differences
    in depreciation..........................        $    90,321        $    94,945
  Prepaid pension cost.......................             16,114             13,237
  Income from foreign subsidiaries...........             16,776             12,141
  Basis differences in pass-through
    ventures.................................              6,446              6,461
  Other......................................              7,701             10,883
    Total deferred tax liabilities...........        $   137,358        $   137,667

 Deferred tax assets:
  Safe harbor leases.........................        $     3,435        $     3,034
  Accrued expenses...........................             55,241             58,111
  Benefit of nonqualified
    written notices..........................             39,542             42,317
  Alternative minimum tax credit.............             15,389             17,689
  Accounts receivable, principally due to
    allowance for doubtful accounts..........              6,359              4,496
  Other......................................              3,829              2,933
    Total deferred tax assets................        $   123,795        $   128,580

 Net deferred tax liability..................        $    13,563        $    9,087

     At August 31, 2000, Farmland has nonmember-sourced loss carryforwards, expiring from 2019 to 2020, amounting to $86.9 million, available to offset future nonmember-sourced income. Farmland also has alternative minimum tax credit carryovers amounting to $17.7 million available to reduce future federal income taxes payable.

     At August 31, 2000, Farmland has member-sourced loss carryforwards, expiring from 2010 through 2020, amounting to $36.5 million available to offset future member-sourced income. No deferred tax asset has been established for these carryforwards as member-sourced losses will be available to offset future patronage refunds.

(7) Minority Owners’ Equity in Subsidiaries

     A summary of the equity of subsidiaries owned by others is as follows:

                                                            ----------------------------------
                                                                 1999               2000
                                                                 (Amounts in Thousands)

Farmland National Beef Packing Company, L.P................ $ 36,414           $ 45,737
Farmland Foods, Inc........................................    3,723              3,341
Other subsidiaries.........................................      872                381
                                                            ----------------   ---------------
                                                            $ 41,009           $ 49,459
                                                            ================   ===============

(8)   Preferred Stock, Earned Surplus and Other Equities

         A summary of preferred stock is as follows:

                                                                              August 31
                                                                     ----------------------------
                                                                         1999           2000
                                                                     -------------  -------------
                                                                       (Amounts in Thousands)

Preferred shares - Authorized 8,000,000 shares:
   8%, Series A cumulative redeemable preferred shares,
 .......stated at redemption value, $50 per share, 2,000,000
 ...shares issued and outstanding...............................       $  100,000    $100,000

   5-1/2% and 6%, $25 par value - 0 shares issued and
   outstanding (2,743 shares in 1999)..........................               69             -0-
                                                                     -------------  -------------
                                                                      $  100,069     $  100,000
                                                                     =============  =============

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

     A summary of earned surplus and other equities is as follows:

                                                                         August 31
                                                              ---------------------------------
                                                                   1999             2000
                                                              ---------------- ----------------
                                                                   (Amounts in Thousands)

Earned surplus............................................      $    226,476     $    180,508
Patronage refund payable in equities......................            24,215            8,002
Capital credits...........................................            26,453           32,167
Additional paid-in surplus................................             5,102            7,248
Other                                                                     94              109
                                                                               ----------------
                                                              ----------------
                                                                $    282,340     $    228,034
                                                              ================ ================

     Patronage refunds payable in equities represent the portion of patronage refunds, payable from current year earnings, in the form of common shares, associate member common shares and capital credits.

     In July 1998, Farmland acquired all of the common stock of SF Services, Inc. in exchange for $26.3 million in Farmland equity, $2.8 million in cash and warrants which, when exercisable, may be exchanged for $21.7 million in Farmland equity. The right to exercise the warrants is contingent on achieving a specified volume of purchases over seven years. As of August 31, 2000, $0.9 million in warrants had been converted to Farmland equity. SF Services operated as a regional farm supply cooperative, serving local cooperative members in Arkansas, Mississippi, Louisiana and Alabama.

     Capital credits are issued: 1) for payment of patronage refunds to patrons who do not satisfy requirements for membership or associate membership and 2) upon conversion of common stock or associate member common stock held by persons who no longer meet qualifications for membership or associate membership in Farmland.

(9) Contingent Liabilities and Commitments

     Farmland leases various equipment and real properties under long-term operating leases. For 1998, 1999 and 2000, rental expense totaled $64.3 million, $66.3 million, and $71.1 million, respectively. Rental expense is reduced for sublease income, primarily rental income received on leased railroad cars and ammonia trailers ($1.1 million in 1998, $1.0 million in 1999, and $1.1 million in 2000).

     The lease agreements have various remaining terms ranging from one to sixteen years. Some agreements are renewable, at our option, for additional periods. The minimum required payments for these agreements during the fiscal years ending August 31 are as follows:

                        2001..........................................    $   88,092
                        2002..........................................        74,923
                        2003..........................................        59,826
                        2004..........................................        50,046
                        2005..........................................       248,832
                        2006 and after................................        35,231
                                                                            $556,950

     Commitments for capital expenditures and investments in joint ventures aggregated $93.5 million at August 31, 2000.

     Farmland has been designated by the Environmental Protection Agency as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), at various National Priority List (“NPL”) sites. In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $13.3 million and $12.9 million at August 31, 1999 and 2000, respectively.

     The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably estimable at August 31, 2000. In the opinion of management, it is reasonably possible for such costs to approximate an additional $10.5 million.

     In the ordinary course of conducting grain trading activities, as of August 31, 2000, we were contingently liable in the amount of $78.5 million of performance and bid bonds, guarantees and letters of credit.

     Farmland is involved in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our Consolidated Financial Statements.

(10) Employee Benefit Plans

     The Farmland Industries, Inc. Employee Retirement Plan (the “Plan”) is a defined benefit plan in which substantially all employees may participate. Participation in the Plan is optional prior to age 34, but mandatory thereafter. Benefits payable under the Plan are based on years of service and the employee’s average compensation during the highest four of the employee’s last ten years of employment.

     The assets of the Plan are maintained in a trust fund. The majority of the Plan’s assets are invested in common stocks, corporate bonds, United States Government bonds, short-term investment funds, private REITS and venture capital funds.

     The funding policy for the Plan is at the sole discretion of the Farmland Employee Retirement Plan Committee. The Committee’s current strategy is to limit contributions to an amount not to exceed the amount deductible for federal income tax purposes. Farmland charges pension costs as accrued based on the actuarial valuation of the plan.

Components of Farmland’s pension cost are as follows:

                                                                       ---------------------------------------------
                                                                           1998            1999           2000
                                                                       -------------   -------------  --------------
                                                                                  (Amounts in Thousands)

Service cost.......................................................    $ 12,013        $ 15,126       $ 16,175
Interest cost......................................................      21,403          23,405         25,168
Expected return on Plan assets                                          (28,192)        (34,621)       (35,207)
Net amortization...................................................         207             207            207
Pension expense....................................................    $  5,431         $ 4,117        $ 6,343

     The following table sets forth the Plan’s funded status and amounts recognized as assets in our Consolidated Balance Sheets at August 31, 1999 and 2000. Such prepaid pension cost is based on the Plan’s funded status as of May 31, 1999 and 2000.

                                                                                     August 31
                                                                   ----------------------------------------------
                                                                           1999                      2000
                                                                   ---------------------      -------------------
                                                                              (Amounts in Thousands)

Change in Projected Benefit Obligation:
   Projected Benefit Obligation, beginning of year                  $        342,548          $         344,987
   Service Cost                                                               15,126                     16,175
   Expected Employee Contributions                                             5,961                      6,800
   Interest Cost                                                              23,405                     25,168
   Actuarial (Gain) Loss                                                     (30,293)                   (46,092)
   Benefits Paid                                                             (11,760)                   (13,096)
   Projected Benefit Obligation, end of year                        $        344,987          $         333,942

Change in Fair Value of Plan Assets:
   Plan Assets at fair value, beginning of year                    $         385,112          $         392,792
   Return on Plan Assets                                                      13,052                     44,298
   Company Contributions                                                         427                         -0-
   Actual Employee Contributions                                               5,961                      6,120
   Benefits Paid                                                             (11,760)                   (13,096)
   Plan Assets at fair value, end of year                           $        392,792                    430,114

Funded Status and Prepaid Pension Cost:
   Funded Status of the Plan, end of year                           $         47,805          $          96,172
   Unrecognized Prior Service Cost                                               207                         -0-
   Unrecognized Net (Gain) Loss                                               (3,337)                   (57,840)
   Prepaid Pension Cost, end of year                                $         44,675          $          38,332

     The following rates were used when calculating service cost, interest cost, expected return on plan assets, the projected benefit obligation and the Plan’s funded status.

                                                                      Year Ended August  31

                                                    1998                   1999                   2000

Discount rate..........................            7.25%                  7.5%                   8.25%

Rate of increase in future compensation
levels................................             4.5%                   4.9%                   4.92%

Expected long-term rate of return on
plan assets...........................             9.0%                   9.0%                   9.0%

(11) Industry Segment Information

     Farmland adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for the year ended August 31, 1999. This statement requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Comparative information for prior years presented has been restated to conform to our current organizational structure.

     Farmland conducts business primarily in two operating areas: agricultural inputs and outputs. On the input side of the agricultural industry, we operate as a farm supply cooperative. On the output side of the agricultural industry, we operate as a processing and marketing cooperative.

     Our farm supply operations consist of three segments: crop production, petroleum, and feed. Principal products of the crop production segment are nitrogen-based and phosphate-based plant foods and a complete line of insecticides, herbicides and mixed chemicals. Principal products of the petroleum division are refined fuels, propane, jet fuels and by-products of petroleum refining. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds; feed ingredients and supplements, animal health products and livestock services.

     On the output side, Farmland’s operations consist of two segments: the processing and marketing of meat products (“Refrigerated Foods”) and the origination, storage and marketing of grain (“World Grain”).

     Other operations primarily include financial, management, printing and transportation services.

     The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable expenses. Corporate assets include cash, investments in other cooperatives, and certain other assets.

     Unallocated includes income and expense items which are not directly attributed to or allocated to any operating segment. Examples of such items include interest expense and certain legal, human resources, and finance expenses.

     Following is a summary of industry segment information as of and for the years ended August 31, 1998, 1999 and 2000.

                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1998 (Page 1 of 3)
(Amounts in Thousands)
                                                        CONSOLIDATED SEGMENTS
                                    --------------------------------------------------------------
                                        Combined
                                        Segments             Unallocated           Consolidated
                                    ------------------     ----------------      -----------------

Sales & transfers                   $      8,985,984       $            -        $      8,985,984
Transfers between
   segments                                 (210,938)                   -                (210,938)
                                    ------------------     ----------------      -----------------
Net sales                           $      8,775,046       $            -        $      8,775,046

Cost of sales                              8,299,505                    -               8,299,505
                                    ------------------     ----------------      -----------------

Gross income                        $        475,541       $            -        $        475,541

Selling, general and
   administrative expenses          $        335,789       $        96,210       $        431,999

Other income (expense):
   Interest expense                 $             -        $       (73,645)      $        (73,645)
   Interest income                                -                  5,436                  5,436
   Other, net                                  6,587                23,678                 30,265
                                    ------------------     ----------------      -----------------
Total other income (expense)        $          6,587       $       (44,531)      $        (37,944)

Equity in income/(loss)
   of investees                               53,010                 3,424                 56,434

Minority owners' interest
   in net (income)/loss
   of subsidiaries                            (7,005)                   -                  (7,005)

Income tax benefit                                -                  3,743                  3,743
                                    ------------------     ----------------      -----------------

Net income (loss)                   $        192,344       $      (133,574)      $         58,770
                                    ==================     ================      =================

Investment in and
   advances to investees            $        188,104       $         8,002       $        196,106
                                                           ================      =================
                                    ==================

        Total assets                $      2,603,827       $       270,791       $      2,874,618
                                    ==================     ================      =================

Depreciation and
   amortization expense             $         87,168       $        14,665       $        101,833
                                    ==================     ================      =================

Capital expenditures                $        150,878       $         3,351       $        154,229
                                    ==================     ================      =================

1998 (Page 2 of 3)
(Amounts in Thousands)
                                                        INPUT AND OTHER SEGMENTS
                                   --------------------------------------------------------------------
                                                                               Other      Total Input
                                       Crop                                  Operating     and Other
                                    Production     Petroleum       Feed        Units       Segments
                                   ------------- -------------- -----------  ----------  --------------

Sales & transfers                  $  1,162,239  $  1,141,090   $  570,622   $ 163,761   $  3,037,712
Transfers between
   segments                              (4,396)       (4,162)     (20,890)    (27,304)       (56,752)
                                   ------------- -------------- -----------  ----------  --------------
Net sales                          $  1,157,843  $  1,136,928   $  549,732   $ 136,457   $  2,980,960

Cost of sales                         1,081,640     1,114,081      509,418     103,869      2,809,008
                                   ------------- -------------- -----------  ----------  --------------

Gross income                       $     76,203  $     22,847   $   40,314   $  32,588   $    171,952

Selling, general and
   administrative expenses         $     28,219  $     22,485   $   31,132   $  37,561   $    119,397

Other income (expense):
   Interest expense                $         -   $         -    $       -    $      -    $         -
   Interest income                           -             -            -           -              -
   Other, net                             1,969         1,938          272       2,778          6,957
                                   ------------- -------------- -----------  ----------  --------------
Total other income (expense)       $      1,969  $      1,938   $      272   $   2,778   $      6,957

Equity in net income/(loss)
   of investees                          49,967           260        1,123         566         51,916

Minority owners' interest
   in net (income)/loss
   of subsidiaries                          281            -            -          884          1,165

Income tax benefit                           -             -            -           -              -
                                   ------------- -------------- -----------  ----------  --------------

Net income (loss)                  $    100,201  $      2,560   $   10,577   $    (745)  $    112,593
                                   ============= ============== ===========  ==========  ==============

Investment in and
   advances to investees           $    153,476  $      1,087   $    7,308   $   4,862   $    166,733
                                   ============= ============== ===========  ==========  ==============

Total assets                       $    654,915  $    433,117   $   98,555   $ 231,440   $  1,418,027
                                   ============= ============== ===========  ==========  ==============

Depreciation and
   amortization expense            $     22,271  $     14,609   $    4,500   $   7,480   $     48,860
                                   ============= ============== ===========  ==========  ==============

Capital expenditures               $     26,072  $     26,172   $    5,627   $  47,950   $    105,821
                                   ============= ============== ===========  ==========  ==============

1998 (Page 3 of 3)
(Amounts in Thousands)
                                                              OUTPUT SEGMENTS
                                             --------------------------------------------------
                                                                                    Total
                                              Refrigerated         World           Output
                                                  Foods            Grain          Segments
                                             ----------------  --------------  ----------------

Sales & transfers                            $   3,709,524     $   2,238,748   $   5,948,272
Transfers between
   segments                                        (53,184)         (101,002)       (154,186)
                                             ----------------  --------------  ----------------
Net sales                                    $   3,656,340     $   2,137,746   $   5,794,086

Cost of sales                                    3,438,171         2,052,326       5,490,497
                                             ----------------  --------------  ----------------

Gross income                                 $     218,169     $      85,420   $     303,589

Selling, general and
   administrative expenses                   $     162,267     $      54,125   $     216,392

Other income (expense):
   Interest expense                          $          -      $          -    $          -
   Interest income                                      -                 -               -
   Other, net                                       (2,044)            1,674            (370)
                                             ----------------  --------------  ----------------
Total other income (expense)                 $      (2,044)    $       1,674   $        (370)

Equity in net income/(loss)
   of investees                                     (1,092)            2,186           1,094

Minority owners' interest
   in net (income)/loss
   of subsidiaries                                  (8,170)               -           (8,170)

Income tax benefit                                      -                 -               -
                                             ----------------  --------------  ----------------

Net income (loss)                            $      44,596     $      35,155   $      79,751
                                             ================  ==============  ================

Investment in and
   advances to investees                     $       7,986     $      13,385   $      21,371
                                                               ==============  ================
                                             ================

Total assets                                 $     642,336     $     543,464   $   1,185,800
                                             ================  ==============  ================

Depreciation and
   amortization expense                      $      33,225     $       5,083   $      38,308
                                             ================  ==============  ================

Capital expenditures                         $      40,914     $       4,143   $      45,057
                                             ================  ==============  ================

1999 (Page 1 of 3)
(Amounts in Thousands)
                                                        CONSOLIDATED SEGMENTS
                                    --------------------------------------------------------------
                                        Combined
                                        Segments             Unallocated           Consolidated
                                    ------------------     ----------------      -----------------

Sales &transfers                   $     11,038,775       $            -        $     11,038,775
Transfers between
   segments                                 (329,702)                   -                (329,702)
                                    ------------------     ----------------      -----------------
Net sales                           $     10,709,073       $            -        $     10,709,073

Cost of sales                             10,231,081                    -              10,231,081
                                    ------------------     ----------------      -----------------

Gross income                        $        477,992       $            -        $        477,992

Selling, general and
   administrative expenses                   357,440               123,399                480,839

Other income (expense):
   Interest expense                               -                (90,773)               (90,773)
   Interest income                                -                  8,337                  8,337
   Other, net                                 28,634                14,688                 43,322
                                    ------------------     ----------------      -----------------
Total other income (expense)        $         28,634       $       (67,748)      $        (39,114)

Equity in income/(loss)
   of investees                               62,272                 3,238                 65,510

Minority owners' interest
   in net (income)/loss
   of subsidiaries                           (17,727)                   -                 (17,727)

Income tax benefit                                -                  8,043                  8,043
                                    ------------------     ----------------      -----------------

Net income (loss)                   $        193,731       $      (179,866)      $         13,865
                                    ==================     ================      =================

Investment in and
   advances to investees            $        198,824       $         6,223       $        205,047
                                                           ================      =================
                                    ==================

        Total assets                $      2,912,526       $       345,123       $      3,257,649
                                    ==================     ================      =================

Depreciation and
   amortization expense             $         94,219       $        14,965       $        109,184
                                    ==================     ================      =================

Capital expenditures                $        114,986       $         6,198       $        121,184
                                    ==================     ================      =================

1999 (Page 2 of 3)
(Amounts in Thousands)
                                                               INPUT AND OTHER SEGMENTS
                                   ---------------------------------------------------------------------------------
                                                                                            Other      Total Input
                                            Crop                                          Operating     and Other
                                         Production         Petroleum        Feed           Units        Segments
                                     -------------------  --------------  ------------   ------------  -------------

Sales & transfers                    $     1,009,266      $    954,220    $  599,208     $  284,756    $  2,847,450
Transfers between
   segments                                   (6,735)              (48)      (23,661)       (30,837)        (61,281)
                                     -------------------  --------------  ------------   ------------  -------------
Net sales                            $     1,002,531      $    954,172    $  575,547     $  253,919    $  2,786,169

Cost of sales                              1,004,441           918,186       530,246        216,879       2,669,752
                                     -------------------  --------------  ------------   ------------  -------------

Gross income                         $        (1,910)     $     35,986    $   45,301     $   37,040    $    116,417

Selling, general and
   administrative expenses           $        30,089      $     20,553    $   30,774     $   41,555    $    122,971

Other income (expense):
   Interest expense                  $            -       $         -     $       -      $       -     $         -
   Interest income                                -                 -             -              -               -
   Other, net                                 18,408             2,726           355          6,128          27,617
                                     -------------------  --------------  ------------   ------------  -------------
Total other income (expense)         $        18,408      $      2,726    $      355     $     6128    $     27,617

Equity in net income/(loss)
   of investees                               54,056             2,366           906            229          57,557

Minority owners' interest
   in net (income)/loss                          167                -           (504)           781             444

Income tax benefit                                -                 -             -              -               -
                                     -------------------  --------------  ------------   ------------  -------------

Net income (loss)                    $        40,632      $     20,525    $   15,284     $    2,623    $     79,064
                                     ===================  ==============  ============   ============  =============

Investment in and
   advances to investees             $       162,811      $      4,383    $    7,771     $    6,658    $    181,623
                                     ===================  ==============  ============   ============  =============

Total assets                         $       678,109      $    491,137    $122,765       $  107,714    $  1,399,725
                                     ===================  ==============  ============   ============  =============

Depreciation and
   amortization expense              $        23,498      $     16,039    $    4,844     $   10,597    $     54,978
                                     ===================  ==============  ============   ============  =============

Capital expenditures                 $         6,689      $     26,841    $    4,970     $   11,758    $     50,258
                                     ===================  ==============  ============   ============  =============

1999 (Page 3 of 3)
(Amounts in Thousands)
                                                              OUTPUT SEGMENTS
                                             ---------------------------------------------------
                                                                                      Total
                                              Refrigerated          World            Output
                                                  Foods             Grain           Segments
                                             ----------------   ---------------   --------------

Sales& transfers                             $3,802,953         $  4,388,372      $  8,191,325
Transfers between
   segments                                      (47,237)            (221,184)         (268,421)
                                             ----------------   ---------------   --------------
Net sales                                     $3,755,716         $  4,167,188      $  7,922,904

Cost of sales                                  3,487,521            4,073,808         7,561,329
                                             ----------------   ---------------   --------------

Gross income                                 $   268,195        $      93,380      $    361,575

Selling, general and
   administrative expenses                   $   178,230        $      56,239      $    234,469

Other income (expense):
   Interest expense                          $        -         $         -       $         -
   Interest income                                    -                   -                 -
   Other, net                                      1,814                 (797)            1,017
                                             ----------------   ---------------   --------------
Total other income (expense)                 $     1,814        $        (797)     $      1,017

Equity in net income/(loss)
   of investees                                      870                3,845             4,715

Minority owners' interest
   in net (income)/loss
   of subsidiaries                               (18,171)                 -             (18,171)

Income tax benefit                                    -                   -                 -
                                             ----------------   ---------------   --------------

Net income (loss)                            $    74,478        $      40,189      $    114,667
                                             ================   ===============   ==============

Investment in and
   advances to investees                     $    11,837        $       5,364      $     17,201
                                             ================   ================  ==============

Total assets                                 $   683,961        $     828,840      $  1,512,801
                                             ================   ===============   ==============

Depreciation and
   amortization expense                      $    33,902        $       5,339      $     39,241
                                             ================   ===============   ==============

Capital expenditures                         $    44,125        $      20,603      $     64,728
                                             ================   ===============   ==============

2000 (Page 1 of 3)
(Amounts in Thousands)
                                                                     CONSOLIDATED SEGMENTS
                                                  -------------------------------------------------------------
                                                      Combined
                                                      Segments            Unallocated           Consolidated
                                                  -----------------     ----------------      -----------------

Sales & transfers                                 $     14,065,907      $            -        $     14,065,907
Transfers between
   segments                                             (1,826,944)                  -              (1,826,944)
                                                  -----------------     ----------------      -----------------
Net sales                                         $     12,238,963      $            -        $     12,238,963

Cost of sales                                           11,767,482                   -              11,767,482
                                                  -----------------     ----------------      -----------------

Gross income (loss)                               $        471,481      $            -        $        471,481

Selling, general and
   administrative expenses                                 348,084              128,724                476,808

Other income (expense):
   Interest expense                                             -              (114,239)              (114,239)
   Interest income                                              -                14,248                 14,248
   Other, net                                               15,447                7,244                 22,691
                                                  -----------------     ----------------      -----------------
Total other income (expense)                      $         15,447      $       (92,747)      $        (77,300)

Equity in income/(loss)
   of investees                                             58,700               (1,809)                56,891

Minority owners' interest
   in net (income)/loss
   of subsidiaries                                         (24,996)                  -                 (24,996)

Income tax benefit                                              -                21,482                 21,482
                                                  -----------------     ----------------      -----------------

Net income (loss)                                 $        172,548      $      (201,798)      $        (29,250)
                                                  =================     ================      =================

Investment in and
   advances to investees                          $        279,330      $        (1,697)      $        277,633
                                                                        ================      =================
                                                  =================

        Total assets                              $      2,966,046      $       316,141       $      3,282,187
                                                  =================     ================      =================

Depreciation and
   amortization expense                           $         95,507      $        12,619       $        108,126
                                                  =================     ================      =================

Capital expenditures                              $         96,027      $         4,838       $        100,865
                                                  =================     ================      =================

2000 (Page 2 of 3)
(Amounts in Thousands)
                                                               INPUT AND OTHER SEGMENTS
                                   ----------------------------------------------------------------------------------
                                                                                            Other       Total Input
                                            Crop                                          Operating      and Other
                                         Production         Petroleum        Feed           Units        Segments
                                     -------------------  --------------  ------------   ------------  --------------

Sales & transfers                    $       984,782      $  1,419,423    $  672,697     $  847,116    $   3,924,018
Transfers between
   segments                                   (5,601)               -        (60,125)      (500,849)        (566,575)
                                     -------------------  --------------  ------------   ------------  --------------
Net sales                            $       979,181      $  1,419,423    $  612,572     $  346,267    $   3,357,443

Cost of sales                                983,056         1,395,507       565,075        306,709        3,250,347
                                     -------------------  --------------  ------------   ------------  --------------

Gross income (loss)                  $        (3,875)     $     23,916    $   47,497     $   39,558    $     107,096

Selling, general and
   administrative expenses           $        13,674      $     13,654    $   31,742     $   43,174    $     102,244

Other income (expense):
   Interest expense                  $            -       $         -     $       -      $       -     $          -
   Interest income                                -                 -             -              -                -
   Other, net                                 18,777              (142)          511          5,173           24,319
                                     -------------------  --------------  ------------   ------------  --------------
Total other income (expense)         $        18,777      $       (142)   $      511     $    5,173    $      24,319

Equity in net income/(loss)
   of investees                               37,445            20,299           293         (2,094)          55,943

Minority owners' interest
   in net (income)/loss
                                                  -                 -            504              6              510

Income tax benefit                                -                 -             -              -                -
                                     -------------------  --------------  ------------   ------------  --------------

Net income (loss)                    $        38,673      $     30,419    $   17,063     $     (531)   $      85,624
                                     ===================  ==============  ============   ============  ==============

Investment in and
   advances to investees             $       182,296      $     62,107    $    7,126     $    5,584    $     257,113
                                     ===================  ==============  ============   ============  ==============

Total assets                         $       596,354      $    411,860    $124,999       $124,068      $   1,257,281
                                     ===================  ==============  ============   ============  ==============

Depreciation and
   amortization expense              $        23,968      $     15,966    $    5,774     $   13,700    $      59,408
                                     ===================  ==============  ============   ============  ==============

Capital expenditures                 $         6,563      $      6,986    $    5,390     $    4,572    $      23,511
                                     ===================  ==============  ============   ============  ==============

2000 (Page 3 of 3)
(Amounts in Thousands)
                                                              OUTPUT SEGMENTS
                                             ---------------------------------------------------
                                                                                      Total
                                              Refrigerated          World            Output
                                                  Foods             Grain           Segments
                                             ----------------   ---------------   --------------

Sales &transfers                             $5,277,033        $  4,864,856      $ 10,141,889
Transfers between
   segments                                     (924,629)           (335,740)       (1,260,369)
                                             ----------------   ---------------   --------------
Net sales                                     $4,352,404        $  4,529,116      $  8,881,520

Cost of sales                                  4,054,673           4,462,462         8,517,135
                                             ----------------   ---------------   --------------

Gross income (loss)                          $   297,731        $     66,654      $    364,385

Selling, general and
   administrative expenses                   $   185,801        $     60,039      $    245,840

Other income (expense):
   Interest expense                          $        -         $         -       $         -
   Interest income                                    -                   -                 -
   Other, net                                     (6,600)             (2,272)           (8,872)
                                             ----------------   ---------------   --------------
Total other income (expense)                 $    (6,600)       $     (2,272)     $     (8,872)

Equity in net income/(loss)
   of investees                                    2,397                 360             2,757

Minority owners' interest
   in net (income)/loss
   of subsidiaries                               (25,506)                 -            (25,506)

Income tax benefit                                    -                   -                 -
                                             ----------------   ---------------   --------------

Net income (loss)                            $    82,221        $      4,703      $     86,924
                                             ================   ===============   ==============

Investment in and
   advances to investees                     $    14,452        $      7,765      $     22,217
                                             ================   ===============   =============

Total assets                                 $   714,309        $    994,456      $  1,708,765
                                             ================   ===============   ==============

Depreciation and
   amortization expense                      $    33,975        $      2,124      $     36,099
                                             ================   ===============   ==============

Capital expenditures                         $    55,191        $     17,325      $     72,516
                                             ================   ===============   ==============

         Substantially  all of  Farmland's  long-lived  assets are  located in the  United  States.  Sales by  country,  determined  by customer location, were as follows:

                                                            Year Ended August 31
                                           -------------------------------------------------------
                                                1998                1999               2000
                                           ----------------   -----------------  -----------------
                                                           (Amounts in Thousands)

United States.........................       $   7,474,758      $   7,520,565      $   8,706,211
Mexico................................             472,955            570,959            533,524
Egypt.................................              94,232            133,012            303,884
Japan.................................             157,022            220,763            283,833
Other.................................             576,079          2,263,774          2,411,511
Total.................................       $   8,775,046      $  10,709,073      $  12,238,963

(12) Significant Group Concentration of Credit Risk

     Farmland extends credit to its customers on terms generally no more favorable than standard terms of sale for the industries it serves. A substantial portion of our receivables are concentrated in the agricultural industry. Collection of these receivables may be dependent upon economic returns from farm crop and livestock production. A significant amount of trade receivables are with customers located in foreign countries. Although Farmland does not currently foresee a credit risk associated with these receivables, repayment is dependent upon the financial stability of those countries’ national economies. Farmland has counterparty performance risk on forward contracts we have entered into with producers and local cooperatives. In the past, Farmland has not had significant problems with non-performance on these contracts and we do not anticipate having significant non-performance problems in the future. However, the risk of non-performance always exists and such risk may change as the agricultural economy changes. Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts.

     Farmland enters into interest rate swap agreements and natural gas/financial swap agreements with financial institutions. We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments and we do not anticipate non-performance by counterparties.

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

     Investments in the equities of other cooperatives which have been purchased are carried at cost and equities received as patronage refunds are carried at par value, less provisions for other than temporary impairment. Management believes it is not practicable to estimate the fair value of these equities because there is no established market for these equities and estimated future cash flows, which are largely dependent on the future equity redemption policy of each cooperative, are not determinable. At August 31, 1999 and 2000, the carrying value of our investments in other cooperatives’ equities totaled $53.4 million and $50.8 million, respectively.

     For all other financial instrument assets, the fair value has been estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of the fixed rate financial instrument liabilities was calculated using a discount rate equal to the interest rate on financial instruments with similar maturities currently offered for sale by Farmland. The carrying value and the estimated fair value of our subordinated debenture bonds at August 31, 2000 is $569 million and $530 million, respectively. The estimated fair value of our remaining variable rate financial instruments approximates the carrying value.

(14) Related Party Transactions

     Farmland has a 50% interest in three manufacturers of crop nutrient products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem Limited. Beginning January 1, 2000, we acquired an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture. During the year ended August 31, 2000, we acquired an approximate 42% equity interest in Cooperative Refining, LLC, which operates two refineries, and a 50% interest in OneSystem Group, LLC, which is an information technology service.

     During 1998, 1999 and 2000, Farmland purchased $231.5 million, $224.1 million and $1,082.4 million, respectively, of products and services from ventures and had sales to a venture of $0, $0 and $55.4 million, respectively. Farmland had accounts payable of $14.6 million and $27.9 million due to ventures at August 31, 1999 and 2000, respectively, and a note payable due to a venture of $12.6 million and $12.5 million at August 31, 1999 and 2000, respectively. Accounts receivable owed to us at August 31, 1999 and 2000 totaled $6.2 million and $36.0 million, respectively. Notes receivable due from ventures totaled $35.4 million and $20.3 million at August 31, 1999 and 2000, respectively.

(15) Other Income

     During 2000, we realized a cash gain of $49.6 million on the sale of our direct interest in Agriliance, LLC to Land O’Lakes. In connection with the temporary shutdown of the Pollock, Louisiana fertilizer production facility, we realized an $8.9 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur. The above gains were partially offset by $35.3 million in startup costs related to the coke gasification facilities in Coffeyville, Kansas and a $11.5 million of loss related to the sale of the Dubuque, Iowa pork processing facility.

     During 1999, Farmland realized a $10.3 million gain from the favorable settlement of various lawsuits involving natural gas pricing, crude oil supply, and environmental recoveries. Farmland also sold its investment in its Florida phosphate reserves with a resulting gain of approximately $7.7 million before income taxes. In connection with the temporary shutdown of the Lawrence fertilizer production facility, Farmland realized a $4.1 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur.

     During 1998, we sold: (1) an approximate 3.8% interest in Farmland National Beef, resulting in a gain before income taxes of $7.2 million; and (2) all of our interest in Cooperative Services Company, formerly a wholly-owned subsidiary, resulting in a gain before income taxes of $2.2 million.

(16) Subsequent Events

     In July 2000, Farmland entered into a joint venture agreement with Land O’Lakes that will combine all aspects of their feed businesses. This new venture, Land O’Lakes Farmland Feed, began operations October 1, 2000. Farmland owns approximately 31% of this venture.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of Farmland are as follows:

                                                   Expiration   Years of
                          Age as of    Positions   of Present    Service
                         August 31,    Held With     Term as    as Board
          Name                         Farmland     Director     Member    Business Experience During Last Five Years
                           2000

Albert J. Shivley            57                       2001        16     General Manager--American Pride Co-op
                                     Chairman of                         Association, Brighton, Colorado, a local
                                      the Board                          cooperative association of farmers and
                                                                         ranchers.
Jody Bezner                  59     Vice Chairman     2000         9     Producer--Texline, Texas.  Mr. Bezner
                                       and Vice                          serves as President of Dalhart Consumers
                                      President                          Fuel Association, Inc., Board of
                                                                         Directors, Dalhart, Texas, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Lyman Adams, Jr.             49                       2001         8     General Manager--Cooperative Grain and
                                                                         Supply, Hillsboro, Kansas, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Ronald J. Amundson           56                       2000        12     General Manager--Central Iowa
                                                                         Cooperative, Jewell, Iowa, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Baxter Ankerstjerne          64                       2002        10     Producer--Peterson, Iowa.
                                                                         From 1988 to 1997, Mr. Ankerstjerne
                                                                         served as Chairman of the Board of
                                                                         Directors of Farmers Cooperative
                                                                         Association, Marathon, Iowa.
Steven Erdman                50                       2001         8     Producer--Bayard, Nebraska.
                                                                         Mr. Erdman serves as Secretary,
                                                                         Panhandle Co-op, Scottsbluff, Nebraska,
                                                                         a local cooperative association of
                                                                         farmers and ranchers.
Harry Fehrenbacher           52                       2002         4     Producer--Newton, Illinois.
                                                                         Mr. Fehrenbacher serves as President of
                                                                         the Board of Directors of Effingham
                                                                         Equity, Effingham, Illinois, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Martie Floyd                 52                       2000         3     Producer--Johnson, Kansas.  Mr. Floyd
                                                                         serves as Secretary/Treasurer of the
                                                                         Board of Directors of Johnson
                                                                         Cooperative Grain Co, Inc., Johnson,
                                                                         Kansas, a local cooperative association
                                                                         of farmers and ranchers.
Donald Gales                 38                       2002         1     General Manager--South Dakota Wheat
                                                                         Growers, Aberdeen, SD a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Warren Gerdes                52                       2001         6     General Manager--Farmers Cooperative
                                                                         Elevator Company, Buffalo Lake,
                                                                         Minnesota, a local cooperative
                                                                         association of farmers and ranchers.
Thomas H. Gist               65                       2002         2     Producer--Marianna, Ark.  Mr. Gist serves
                                                                         as Secretary of the Board of Directors
                                                                         of Tri-County Farmers Association of
                                                                         Brinkley, Ark. A local cooperative
                                                                         association of farmers and ranchers.
Ben Griffith                 51                       2001        11     General Manager--Central Cooperatives,
                                                                         Inc., Pleasant Hill, Missouri, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Gail D. Hall                 58                       2000        12     General Manager--Lexington Cooperative
                                                                         Oil Company, Lexington, Nebraska, a
                                                                         local cooperative association of farmers
                                                                         and ranchers.  Mr. Hall retired from the
                                                                         position of General Manager in February
                                                                         1999.
Barry Jensen                 55                       2002        10     Producer--White River, South Dakota.
                                                                         Mr. Jensen currently serves as a
                                                                         Director of Dakota Pride Cooperative,
                                                                         Winner, South Dakota, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Ron Jurgens                  62                       2001         5     General Manager--Agri Co-op in Holdrege,
                                                                         Nebraska, a local cooperative
                                                                         association of farmers and ranchers.
William F. Kuhlman           51                       2002         4     Producer--Oakley, Kansas.  Mr. Kuhlman
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
                                                                         Kansas and General Manager of
                                                                         Menlo-Rexford Cooperative, local
                                                                         cooperative associations of farmers and
                                                                         ranchers.
Greg Pfenning                51                       2000         8     Producer--Hobart, Oklahoma.  Past
                                                                         Director and President of The Farmers
                                                                         Cooperative Association, Hobart,
                                                                         Oklahoma, a local cooperative
                                                                         association of farmers and ranchers.
Monte Romohr                 47                       2002        10     Producer--Gresham, Nebraska Mr. Romohr
                                                                         serves as a Director of Farmers Co-op
                                                                         Business Association, Shelby, Nebraska,
                                                                         a local cooperative association of
                                                                         farmers and ranchers.
Joe Royster                  48                       2002         7     General Manager--Dacoma Farmers
                                                                         Cooperative, Inc., Dacoma, Oklahoma, a
                                                                         local cooperative association of farmers
                                                                         and ranchers.
E. Kent Stamper              54                       2002         4     Producer--Plainville, Kansas.  Mr.
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
                                                                         and ranchers.  He is a member of the
                                                                         Director Development Committee of the
                                                                         Kansas Cooperative Council.
Eli F. Vaughn                51                       2000         3     General Manager--Farmers Cooperative
                                                                         Company, Afton, Iowa, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.
Frank Wilson                 52                       2001         5     General Manager--Elkhart Farmers Co-op
                                                                         Association, Elkhart, Texas, a local
                                                                         cooperative association of farmers and
                                                                         ranchers.

     Directors are elected for a term of three years by the shareholders of Farmland at its annual meeting. The expiration dates for such three-year terms are sequenced so that about one-third of the Board of Directors is elected each year. The executive committee consists of Jody Bezner, Ben Griffith, Ron Jurgens, Monte Romohr, Albert Shivley and Robert Honse. With the exception of Robert Honse, President and Chief Executive Officer, members of the executive committee serve as chairmen of standing committees of the Board of Directors as follows: Ron Jurgens, corporate responsibility committee; Ben Griffith, audit committee; Jody Bezner, compensation committee; Monte Romohr, finance committee; and Albert Shivley, executive committee and governance committee.

                      Age as of
                      August 31,
  Name                   2000              Principal Occupation and Other Positions

  H. D. "Harry" Cleberg   61   President and Chief  Executive  Officer - Mr.  Cleberg has been with Farmland since
                                   1968.  He was appointed to his present  position  effective  April 1991.  Prior to April 1991 Mr. Cleberg held senior leadership  positions in Farmland's input and output  businesses and in corporate areas  responsible  for  transportation and  logistics,  sales,  marketing and research.  Effective  September 1, 2000,
                                   Mr. Cleberg retired.
  Robert Honse            57   Executive Vice President and Chief Operating Officer - Effective  September 1, 2000
                                   Mr. Honse was appointed  President and Chief Executive  Officer.  Mr. Honse has
                                   been with Farmland  since 1973. He was  appointed to Executive  Vice  President and Chief  Operating  Officer in February 1999. From September 1995 to February
                                   1999, he served as Executive Vice  President and Chief  Operating  Officer,  Ag
                                   Input  Businesses.  From January 1992 to September 1995, he served as Executive
                                   Vice President, Agricultural Inputs Operations.
  John Berardi            57   Executive Vice President and Chief Financial  Officer - Effective  August 31, 2000,
                                   Mr.  Berardi  was  appointed  Chief  Financial  Officer.   Mr.  Berardi  joined
                                   Farmland  in  March  1992,  serving  as  Executive  Vice  President  and  Chief
                                   Financial  Officer.  From July 1996 through August 2000, he served as Executive
                                   Vice President and President, Grain and Grain Businesses.
  Bernie Sanders          59   Senior Vice President and Corporate  Secretary - Dr. Sanders had been with Farmland since 1968. He was appointed to his present  position in September  1991.  From
                                   April 1990 to September 1991 he served as Vice  President,  Strategic  Planning and Development.
  Stan Riemann            49   Executive  Vice  President and  President,  Crop  Production - Mr.  Riemann  joined
                                   Farmland in March 1974.  He has held various  positions  in the Crop  Nutrients and  Crop  Protection  areas.  He was  appointed  to his  present  position  as
                                   Executive Vice President and President,  Crop  Production in May 1999, and also serves as Co-President of Agriliance, LLC since its formation in 2000.
  Kent Nunn               44   Vice President and Chief  Information  Officer Farmland  Industries;  President and
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
  Bob Terry               44   Executive  Vice  President,  Administrative  Group and General  Counsel - Effective
                                   September  2000,  Mr. Terry was  appointed to his present  position.  Mr. Terry joined  Farmland  in 1989 as a  corporate  counsel.  From 1993  through  August
                                   2000, Mr. Terry served as Vice President and General Counsel.
  William Fielding        53   Executive Vice President and President,  Refrigerated  Foods - Mr.  Fielding joined
                                   Farmland in January 2000.  Prior to his current  position Mr.  Fielding  served as President,  Dickey  Environmental  from 1998 to 1999, as President,  Conagra
                                   Refrigerated  Meats from 1996 to 1998,  and as  President,  Cargill Meat Sector from 1995 to 1996.
  Tim Daughterty          47   Executive  Vice  President  and  President,  World  Grain  - Mr.  Daugherty  joined
                                   Farmland in 1985.  He was  appointed  to his current  position in  September of
                                   1996. Prior to his current  position,  he served as Vice President of Marketing for a geographic territory that included Kansas, Colorado and Utah.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company’s next four most highly compensated executive officers for services rendered to Farmland in all capacities during 1998, 1999 and 2000.

                                                                        Annual Compensation                        Long-Term
                                                                                                                 Compensation
                                                    ----------------------------------------------------------------------------
                                                                                        Employee
                                           Year                                         Variable
                                          Ending                                      Compensation         LTIP
     Name and Principal Position         August 31        Salary          Bonus           Plan           Payouts
--------------------------------------- ------------   -------------- --------------  -------------- ---------------
H. D. "Harry" Cleberg,                     1998          $   578,878    $       -0-    $    213,564   $     400,436
President and                              1999          $   623,814    $       -0-    $        -0-   $         -0-
Chief Executive Officer                    2000          $   633,584    $   700,000    $        -0-   $         -0-

Robert Honse,                              1998          $   347,328    $       -0-    $    110,144   $     200,218
Executive Vice President and               1999          $   426,224    $       -0-    $        -0-   $         -0-
Chief Operating Officer                    2000          $   552,057    $       -0-    $        -0-   $         -0-

John Berardi,                              1998          $   326,016    $       -0-    $    110,144   $     200,218
Executive Vice President and               1999          $   340,680    $       -0-    $        -0-   $         -0-
Chief Financial Officer                    2000          $   361,110    $       -0-    $        -0-   $         -0-

Stan Riemann                               1998          $   246,264    $       -0-    $     61,781   $     133,479
Executive Vice President and               1999          $   261,314    $       -0-    $        -0-   $         -0-
President, Crop Production Group           2000          $   292,197    $       -0-    $  68,956(1)   $         -0-

William Fielding                           1998          $       -0-    $       -0-    $        -0-   $         -0-
Executive Vice President and               1999          $       -0-    $       -0-    $        -0-   $         -0-
President, Refrigerated Foods              2000          $   204,166    $   375,000    $        -0-   $         -0-
(1) Compensation earned under the Agriliance variable compensation program for 2000.

     An Annual Employee Variable Compensation Plan, a Management Long-Term Incentive Plan (“LTIP”) and an Executive Deferred Compensation Plan have been established by our Board of Directors to meet the competitive salary programs of other companies and to provide a method of compensation which is based on Farmland’s performance.

     Under the Annual Employee Variable Compensation Plan, all regular salaried employees’ total compensation is based on a combination of base and variable pay. The variable compensation award is dependent upon the employee’s position and the year-to-date performance of Farmland and/or the selected performance criteria of the operating or service unit where the individual is employed. Variable compensation is awarded only in each quarter that Farmland and/or the operating or service unit achieves a threshold performance level as approved each year by the Board of Directors. We intend for our total cash compensation (base plus variable) to be competitive, recognizing that in the event Farmland and/or the operating or service unit fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates. This system of variable compensation allows us to keep our fixed costs (base salaries) lower and only increase payroll costs consistent with our ability to pay. Distributions under this plan are made quarterly after the close of each fiscal quarter.

Mr. Riemann is also eligible for an award under Agriliance's Variable Pay Program. This program was established January 1, 2000. Payout is based on operating results and the achievement of specific synergy objectives.

     In view of our recent results, we have terminated, except as discussed below, all previously awarded Management Long-Term Incentive Plans. We did not make any payouts under any of these plans. The Board of Directors, in its sole discretion, may establish a new Management Long-Term Incentive Plan or Plans.

     Under an employment contract commencing February 1, 2000, Mr. Fielding’s total compensation is based on a combination of base, variable and long-term incentive pay that is separate from the arrangements for other employees. The variable compensation award is dependent on Farmland Foods achieving earnings in excess of a base amount plus a return on incremental capital expenditures. The base amount is the average of 1998, 1999 and 2000 Farmland Food’s pre-tax earnings plus $15 million for 2001, $30 million for 2002, $40 million for 2003 and $50 million for 2004. Distributions under this plan are made annually after the close of each fiscal year.

     Mr. Fielding’s long-term incentive is defined in his employment agreement commencing February 1, 2000. Under the agreement, payout is only made when income over the four year plan period exceeds a calculated amount. The amount, which cannot be calculated until the close of the 2004 year, equals the average of Farmland Food’s pre-tax earnings for the three year period 1998 through 2000 plus a return on incremental capital expenditures plus $50 million. The amount paid is 10% of the first $50 million over the base pre-tax earnings and 5% of any additional excess pre-tax earnings.

Mr. Fielding's long term incentive award payout, contingent on satisfying the terms and conditions of his plan as set forth above, is set forth below.
       (A)              (B)                 (C)              Non-Stock Price Based Plans
----------------------------------- ----------------------------------------------------------
                     Number of        Performance or
                   Shares, Units    Other Period Until                   (D)                     (E)         (F)
       Name       or Other Rights      Maturation or                  Threshold                 Target     Maximum
                        (1)               Payout
----------------------------------- ---------------------------------------------------------- --------- ------------
                                  (Amounts
                                  in
                                  Thousands)

William Fielding                        2001 - 2004                     Note 1                 Note 1      Note 1

     (1) Mr. Fielding’s long-term incentive plan does not specify a target or maximum. Threshold level is the average of Farmland Food’s pre-tax earnings for the three year period 1998 through 2000 plus a return on incremental capital expenditures plus $50 million. Payout, if any, will occur after the close of the 2004 year.

     Our Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their variable and incentive compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee’s deferred account balance is credited annually with interest at the highest rate of interest paid by Farmland on any subordinated debt certificate sold during the year. Payment of an employee’s account balance shall, at the employee’s election, be a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the years 1998, 1999 and 2000 are included in the cash compensation table.

     Farmland established the Farmland Industries, Inc. Employee Retirement Plan (the “Retirement Plan”) in 1986. Generally, employees whose customary employment is at the rate of at least 15 hours per week may participate in the Retirement Plan. Participation in the Retirement Plan is optional prior to age 34, but mandatory thereafter. Approximately 6,900 active and 8,500 inactive employees were participants in the Retirement Plan on August 31, 2000. The Retirement Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 62, or a reduced income beginning as early as age 55. The Retirement Plan also contains provisions for death and disability benefits. The Retirement Plan has been determined qualified under the Internal Revenue Code. The Retirement Plan is administered by a committee appointed by the Board of Directors and all funds are held by a bank trustee in accordance with the terms of the trust agreement. The funding policy for the Plan is at the sole discretion of the Farmland Employee Retirement Plan Committee. The Committee’s current strategy is to limit contributions to an amount not to exceed the amount deductible for federal income tax purposes. Farmland’s contributions made to the Retirement Plan for the years ended August 31, 1998, 1999 and 2000 were $-0- million, $ 1.7 million and $-0- million, respectively.

     Payments to participants in the Retirement Plan are based upon length of participation and compensation reported for the four highest of the last ten years of employment. Compensation for this purpose includes base salary and compensation earned under the Annual Employee Variable Compensation Plan discussed above. However, at the present time, the maximum compensation per participant which may be covered by a qualified pension plan is limited to $170,000 annually and the maximum retirement benefit which may be paid by such plan is limited to $135,000 annually by the Internal Revenue Code (“IRC”).

     We established a Supplemental Executive Retirement Plan (“SERP”) effective January 1, 1994. The SERP is intended to supplement the retirement income of executive participants in the Retirement Plan whose retirement benefit is reduced because of the limitation of the IRC on the amount of annual salary which can be included in the computation of retirement income or the amount of annual retirement benefit which may be paid by a qualified retirement plan. Under terms of the SERP, Farmland’s obligation is to make up 100% of the employer provided retirement benefit that would otherwise be lost under the Retirement Plan due to the IRC limits discussed above for qualified plans.

     The following table sets forth, for compensation levels up to $170,000, the estimated annual benefits payable at age 62 for members of the Retirement Plan. These benefits are not reduced to take into account Social Security payments. The following table also sets forth, for compensation levels exceeding $170,000, the combined estimated annual benefits payable under the Retirement Plan and SERP assuming: (1) Retirement occurs on or after age 62; (2) The portion of the employee’s benefit lost (due to the IRC limitations) which would have been provided by the employer’s contribution to the Retirement Plan is 85% of the total benefit lost; (3) Benefits have been computed using an IRC 401(a)(17) Final Average Wage of $157,500, which represents the average of the compensation limits for the last four years; and (4) Grandfathered benefits, if any, have been ignored. Grandfather benefits (prior to 1995) would alter the amounts paid from either the Retirement Plan or the SERP, but would not materially alter the total benefit amount shown in this chart.

                       -----------------------------------------------------------------------------------------------------
        Wage                  15                     20                   25                 30                  35
--------------------   ------------------  -------------------  -------------------  -------------------  ------------------

  $         100,000      $        26,250      $        35,000      $        43,750      $        52,500      $       61,250
            125,000               32,813               43,750               54,688               65,625              76,563
            150,000               39,375               52,500               65,625               78,750              91,875
            200,000               50,728               67,769               84,711              101,653             118,595
            250,000               61,983               82,644              103,305              123,966             144,627
            300,000               73,139               97,519              121,898              146,278             170,658
            350,000               84,295              112,394              140,492              168,591             196,689
            400,000               95,452              127,269              159,086              190,903             222,720
            450,000              106,608              142,144              177,680              213,216             248,752
            500,000              117,764              157,019              196,273              235,528             274,783
            600,000              140,077              186,769              233,461              280,153             326,845
            700,000              162,389              216,519              270,648              324,778             378,908
            800,000              184,702              246,269              307,836              369,403             430,970
            900,000              207,014              276,019              345,023              414,028             483,033
          1,000,000              229,327              305,769              382,211              458,653             535,095
          1,100,000              251,639              335,519              419,398              503,278             587,158
          1,200,000              273,952              365,269              456,586              547,903             639,220
          1,300,000              296,264              395,019              493,773              592,528             691,283
          1,400,000              318,577              424,769              530,961              637,153             743,345
          1,500,000              340,889              454,519              568,148              681,778             795,408

         The following table sets forth the credited years of service for certain of Farmland's executive officers at August 31, 2000.

                             Name                                  Years of Creditable Service
                             H. D. "Harry" Cleberg                                 35
                             Robert Honse                                          26
                             John Berardi                                           8
                             Stan Riemann                                          24
                             William Fielding                                      -0-

Compensation Committee Interlocks and Insider Participation

     The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of Farmland or any of its subsidiaries, served as members of the compensation committee during 2000: Messrs. Jody Bezner, Tom Gist, Ron Amundson, Barry Jensen and Bill Kuhlman. Mr. Bezner has served as Vice Chairman and Vice President of the Board of Farmland from December 1997 to the current date. No executive officer of Farmland (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of Farmland, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of Farmland, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Farmland.

Compensation of Directors

     Directors’ compensation consists of payment of three hundred dollars ($300.00) per day of Farmland business (including, for example, board and committee meetings and other similar activities), plus reimbursement of necessary expenses incurred in connection with their official duties. In addition, we pay annual retainers of $30,000 to the Chairman; $25,000 to each member of the Executive Committee, other than the Chairman and President; and $20,000 to all other directors.

     Farmland provides each director a $100,000 life insurance benefit. Farmland also has established a $100,000 supplemental life insurance benefit for directors. A director is eligible for this benefit on commencement of a second elected term of office.

ITEM 12.     EQUITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Farmland’s equity consists of preferred shares, common shares, associate member common shares and capital credits. Only the common shares have voting rights.

     At August 31, 2000, no person was known by Farmland to be the beneficial owner of more than five percent of Farmland’s common shares.

     At August 31, 2000, the directors and executive officers of Farmland, neither individually nor as a group, beneficially owned in excess of one percent of any class of Farmland’s equity.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Farmland transacts business in the ordinary course with its directors and with its local cooperative members with which the directors are associated on terms no more favorable than those available to its other members.

Exhibit No. Description of Exhibits

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1) Listing of Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

Consolidated Balance Sheets, August 31, 1999 and 2000 Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 2000 Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 2000

     Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 2000

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

(d) The separate financial statements of a significant fifty percent or less owned subsidiary - Cooperative Refining, LLC.

(3) Exhibits

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

               33-40759, effective December 31, 1997)

     4.(i)C    Certificate of Designation for a Series of Preferred Shares  Designated as 8% Series A Cumulative  Redeemable  Preferred
               Shares, dated December 19, 1997. (Incorporated by Reference - Form S-2, filed April 3, 1998)

     4(.ii)A   Syndicated  Credit Facility  between  Farmland  Industries,  Inc. and various banks dated May 10, 2000  (Incorporated by
               Reference - Form 10-Q filed July 17, 2000)

             Material Contracts:

             Management Remunerative Plans:

    10.(iii)A  Employee Variable Compensation Plan (September 1, 2000 - August 31, 2001)

10.(iii)B Board of Directors Insurance

    10.(iii)C  Farmland Industries,  Inc. Supplemental  Executive Retirement Plan (As Amended and Restated Effective September 1, 1999)
               (Incorporated by Reference - Form 10-K filed November 19, 1999).

    10.(iii)C(1)Resolution Approving
the Revision of Appendix A and Appendix A (Incorporated by Reference - Form
10-K, filed November 27, 1996)

    10.(iii)D  Farmland Industries, Inc. Executive Deferred Compensation Plan (As Amended and Restated Effective November 1, 1996)
               (Incorporated by Reference - Form 10-K, filed November 27, 1996).

    10.(iii)E  Employment agreement between Farmland and Mr. H. D. Cleberg, dated March 1, 2000 (Incorporated by Reference - Form
               10-Q, filed July 17, 2000).

    10.(iii)F  Employment agreement between Farmland and Mr. Robert W. Honse, dated August 1, 2000

     10.(iii)G Employment agreement
between Farmland and Mr. William Fielding, dated January 31, 2000 (Incorporated by Reference Form 10-Q filed April 14, 2000).

    10.(iii)H  Agriliance Staff Variable Pay Program FY2000.

21 Subsidiaries of the Registrant

24 Power of Attorney

27 Financial Data Schedule

* Long-term debt instruments pursuant to which the debt issuable thereunder does not exceed 10% of Farmland’s total assets have not been filed. At the Commission’s request, we agree to furnish a copy of such instruments or agreements.

(B) Reports on Form 8-K

     Farmland filed a report on Form 8-K, Item 5 “Other Events” on July 24, 2000. The report announced an agreement to establish Land O’Lakes Farmland Feed LLC, a joint venture that consolidates all aspects of the feed businesses of Land O’Lakes and Farmland.

     Farmland filed a report on Form 8-K, Item 5 “Other Events” on August 29, 2000. This report describes Farmland’s financial performance.

     Farmland filed a report on Form 8-K on October 13, 2000, Item 2, “Acquisition or Disposition of Assets”, describes the formation of Land O’Lakes Farmland Feed LLC, a joint venture, Item 7, “Financial Statements and Exhibits”, illustrates the effects of the contribution of certain feed assets and certain feed liabilities by the venture.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     As of the filing of this Form 10-K, no annual report covering the Registrant’s last fiscal year and no proxy statement, form of proxy or other proxy soliciting material, has been sent to holders of the Registrant’s securities. At such time as any such annual report or proxy soliciting material is sent to holders of the Registrant’s securities subsequent to the filing of this Form 10-K, four copies of the same will be furnished to the Commission as and to the extent required by the Instructions to Form 10-K.

                                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934,  Farmland  Industries,  Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned,  thereunto duly  authorized,  in the City of Kansas City, State of Missouri on November 22, 2000.

                                                     FARMLAND INDUSTRIES, INC.

                                                     By               /s/  JOHN F. BERARDI
                                                                         John F. Berardi
                                                                  Executive Vice President and
                                                                     Chief Financial Officer

                                                     By               /s/  ROBERT B. TERRY
                                                                         Robert B. Terry
                                                          Executive Vice President and General Counsel

        Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed for the following  persons on behalf of Farmland  Industries,  Inc. and in the capacities and on the date indicated  pursuant to valid Power of Attorney executed on October
25, 2000.

                        Signature                                    Title                           Date
                            *                                Chairman of the Board,                November 22, 2000
    --------------------------------------------------
                    Albert J. Shivley                               Director

                            *                               Vice Chairman of Board,                November 22, 2000
    --------------------------------------------------
                       Jody Benzer                        Vice President and Director

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                   Lyman L. Adams, Jr.

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                   Ronald J. Amundson

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                   Baxter Ankerstjerne

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Steven Erdman

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                   Harry Fehrenbacher

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Martie Floyd

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Donald Gales

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Warren Gerdes

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                     Thomas H. Gist

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Ben Griffith

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Gail D. Hall

                                                                    Director                       November 22, 2000
    --------------------------------------------------
                      Barry Jensen

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                       Ron Jurgens

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                   William F. Kuhlman

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Greg Pfenning

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Monte Romohr

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                       Joe Royster

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                     E. Kent Stamper

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Eli F. Vaughn

                            *                                       Director                       November 22, 2000
    --------------------------------------------------
                      Frank Wilson

                   /s/ ROBERT W. HONSE                             President,                      November 22, 2000
    --------------------------------------------------
                     Robert W. Honse                            Chief Executive
                                                                    Officer

                   /s/ JOHN F. BERARDI                      Executive Vice President               November 22, 2000
    --------------------------------------------------
                     John F. Berardi                      And Chief Financial Officer
                                                         (Principal Financial Officer)

                     /s/ MERL DANIEL                           Vice President and                  November 22, 2000
    --------------------------------------------------
                       Merl Daniel                                 Controller
                                                         (Principal Accounting Officer)

*BY /s/  JOHN F. BERARDI
                      John F. Berardi
                     Attorney-In-Fact

                                Cooperative Refining, LLC

                                   BALANCE SHEET
                                  August 31, 2000
                               (Dollars in Thousands)
ASSETS
Current assets:
    Cash and cash equivalents                                         $      3,000
    Accounts receivable, primarily from
       Members (see Note 2)                                                314,865
    Inventories                                                            184,884
    Other current assets                                                     1,647
       Total assets (all current)                                     $    504,396

LIABILITIES AND EQUITIES
Current liabilities:
    Accounts payable                                                  $    362,471
    Accrued expenses                                                         8,898
    Members' distributions payable                                           1,725
       Total liabilities (all current)                                     373,094

Equities                                                                   131,302
       Total liabilities and equities                                 $    504,396
The accompanying notes are an integral part of the financial statements

                    STATEMENT OF OPERATIONS AND
                           MEMBERS' EQUITY
            For the period from September 1, 1999 (date of inception) to
                                  August 31, 2000
                               (Dollars in Thousands)

Net sales, primarily to members (see Note 2)                          $   2,074,018
Cost of sales                                                             2,024,112
Gross margin                                                                 49,906
Distribution, marketing and administrative expenses                           8,690
Interest, net                                                                (2,243)
Net income                                                                   43,459
Contributed capital                                                         128,195
Distributions to members                                                    (40,352)
Members' equity, August 31, 2000                                      $     131,302
The accompanying notes are an integral part of the financial statements

                      STATEMENT OF CASH FLOWS
            For the period from September 1, 1999 (date of inception) to
                                  August 31, 2000
                               (Dollars in Thousands)

Cash flows from operating activities:
    Net income                                                        $       43,459
    Adjustments to reconcile net income to
       net cash provided by operating activities:
             Changes in assets and liabilities:
                  Accounts receivable                                       (314,865)
                  Inventories                                                (56,689)
                  Other current assets                                        (1,647)
                  Accounts payable and
                           accrued expenses                                  370,720
Net cash provided by operating activities                                     40,978

Cash flows from financing activities:
    Distributions to members                                                 (38,627)
    Change in book cash overdraft                                                649
Net cash used in financing activities                                        (37,978)

Net increase in cash and cash equivalents                                      3,000
Cash and cash equivalents at beginning of period                                  -0-
Cash and cash equivalents at end of period                            $        3,000

Supplemental cash flow information:
    Cash paid during the period for interest                          $          342

Significant non-cash financing activities:
    Contributions of inventories from members                         $      128,195
    Declaration of distribution payable
       to members                                                              1,725
The accompanying notes are an integral part of the financial statements

Report of Independent Accountants

To the Board of Managers and Members of Cooperative Refining, LLC:

In our opinion, the accompanying balance sheet and the related statements of operations and members’ equity and cash flows present fairly, in all material respects, the financial position of Cooperative Refining, LLC (CRLLC) at August 31, 2000, and the results of its operations and its cash flows for the period from September 1, 1999 (date of inception) to August 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of CRLLC’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLPMinneapolis,
Minnesota

October 6, 2000

Notes to Financial Statements

1. Summary of Significant Accounting Policies: Organization:

On September 1, 1999, National Cooperative Refinery Association (NCRA) and Farmland Industries, Inc. (Farmland) formed Cooperative Refining, LLC (CRLLC), a joint venture established to operate and manage the refineries and related pipelines and terminals of NCRA and Farmland. In conjunction with the formation of CRLLC, NCRA contributed inventories with a fair market value of $73.8 million in exchange for a 57.6 percent ownership in CRLLC, and Farmland contributed inventories with a fair market value of $54.4 million in exchange for a 42.4 percent ownership in CRLLC. The profits and losses of CRLLC are to be allocated to NCRA and Farmland in proportion to their respective ownership percentages, subject to certain adjustments outlined in the joint venture agreements, and cash distributions are to be made monthly based on certain criteria described in the joint venture agreements.

Also in conjunction with the formation of CRLLC, NCRA and Farmland entered into a Personnel Lease Agreement and a Refinery Operating and Product Output Purchase Agreement, which establish the terms and conditions by which NCRA and Farmland will lease their respective employees to CRLLC and operate CRLLC’s activities. In these agreements, NCRA and Farmland give CRLLC the right to occupy, use and operate specified assets, primarily property, plant and equipment, which are to remain the sole property of the respective owners. NCRA and Farmland shall each have a right of first refusal for the purchase of all refined petroleum products produced by CRLLC to the extent of their respective ownership interest in CRLLC. All other products, including specified by-products, shall be marketed by CRLLC. During the year ended August 31, 2000, CRLLC made payments of $90.6 million and $90.3 million to NCRA and Farmland, respectively, for reimbursement of their refinery operating expenses. In addition, payables to NCRA and Farmland of $8.2 million and $9.3 million, respectively, for refinery operating expenses not yet reimbursed are reflected in Accounts payable in the balance sheet at August 31, 2000. Effective August 30, 2000, NCRA gave notice of its intent to terminate the aforementioned agreements and dissolve CRLLC, in accordance with the provisions of the agreements, effective no later than September 1, 2001.

Cash Equivalents and Short-Term Investments:

Cash equivalents include short-term highly liquid investments with original maturities of three months or less at the date of acquisition. Investments with original maturities in excess of three months are classified as short-term or long-term investments based on the remaining maturities. A book cash overdraft of $0.6 million is included in Accounts payable in the balance sheet at August 31, 2000.

Inventories and Hedging:

Inventories are valued at the lower of cost or market, with cost deter-mined on the last-in, first-out (LIFO) method.

Gains and losses on futures and options transactions related to inventories are credited or charged to cost of sales as such inventories are sold or reduced to the lower of cost or market. Gains and losses on hedge contracts not yet closed are accounted for as unrealized gains and losses and, accordingly, are deferred in the balance sheet.

Commodity trading in petroleum futures and option contracts is a natural extension of cash market trading. The commodity futures and option markets have underlying principles of increased liquidity and longer trading periods than the cash market. Hedging is one method of reducing exposure to the price risk inherent in the petroleum business. Typically, trading is conducted to manage price risk for near-term supply requirements. CRLLC’s use of futures and option contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements, while somewhat limiting the benefits of short-term price movements.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133. FAS 133, as amended, is effective for CRLLC’s fiscal year beginning September 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions, in which a company is hedging changes in an asset’s, liability’s, or firm commitment’s fair value, changes in the fair value of the derivative instrument will generally be offset in the statements of operations by changes in the hedged item’s fair value. For cash-flow hedge transactions, in which a company is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. CRLLC has not yet determined the impact that the adoption of FAS 133 will have on its operations or statement of financial position.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of all financial instruments to which CRLLC is a party. All financial instruments are carried at amounts that approximate estimated fair value.

Revenue Recognition:

Revenues are recognized as products are shipped, primarily with FOB shipping point terms.

Income Taxes:

CRLLC is organized as a limited liability corporation and is not subject to federal income tax. All earnings of CRLLC are passed through to its members.

Use of Estimates:

The preparation of CRLLC’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

2. Accounts Receivable:

CRLLC’s net sales are primarily to its members. Accordingly, accounts receivable is comprised primarily of amounts due from these members. There was no allowance for doubtful accounts at August 31, 2000. At certain times during fiscal 2000, the members paid their respective amounts owed to CRLLC prior to the required payment date as specified by the payment terms. In return, CRLLC paid interest to its members based on the federal short-term rate and the number of days between actual payment date and required payment date. The federal short-term rate was 6.27 percent at August 31, 2000.

3. Inventories:
                                      ($ in thousands)
Refined products                        $    68,432
Crude oil                                   116,452
                                        $   184,884

If the first-in, first-out (FIFO) method of accounting for inventories had been used by CRLLC, inventories would have been higher than the reported amount by $56.8 million at August 31, 2000.

4. Contingencies:

CRLLC is required to comply with various environmental laws and regulations incident to its normal business operations. In order to meet its compliance requirements, CRLLC will establish reserves for future costs of remediation as issues are identified. CRLLC is involved in certain legal claims and disputes which are in the normal course of CRLLC’s business. While the resolution of any of the above matters may have an impact on CRLLC’s financial results for a particular reporting period, management believes any such matters will not have a material adverse effect on the financial position of CRLLC.