Form 10-Q
period 2000-11-30
FARMLAND INDUSTRIES INC
filed 2001-01-12
CIK 34616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

or
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

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS
                                                                         2000                       2000
                                                                    ---------------           -----------------
                                                                              (Amounts in Thousands)
  Accounts receivable - trade................................ $      740,026        $            680,046
  Inventories (Note 2).......................................        832,687                     906,421
  Other current assets.......................................        252,716                     351,219
                                                              -----------------     ----------------------

        Total Current Assets................................. $    1,825,429        $          1,937,686
                                                              -----------------     ----------------------

Investments and Long-Term Receivables (Note 3)............... $      399,889        $            441,141
                                                              -----------------     ----------------------

Property, Plant and Equipment:
  Property, plant and equipment, at cost..................... $    1,787,614        $          1,717,908
     Less accumulated depreciation and
     amortization............................................        960,652                     923,787
                                                                ---------------        -------------------

  Net Property, Plant and Equipment.......................... $      826,962        $            794,121
                                                              -----------------     ----------------------

Other Assets                                                  $      229,907        $            233,908
                                                              -----------------     ----------------------

Total Assets                                                  $    3,282,187        $          3,406,856
                                                              =================     ======================

    See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND EQUITIES
                                                                              2000                  2000
                                                                       -----------------     -------------------
                                                                                (Amounts in Thousands)
Current Liabilities:
    Short-term notes payable ........................................  $       689,477        $         729,903
    Current maturities of long-term debt ............................           32,222                   34,796
    Accounts payable - trade.........................................          345,286                  400,011
    Customer advances on product purchases...........................          120,731                   84,982
    Other current liabilities........................................          422,811                  408,464
                                                                       -----------------      ------------------

         Total Current Liabilities...................................  $     1,610,527        $       1,658,156
                                                                       -----------------      ------------------

Long-Term Liabilities:
    Long-term borrowings (excluding current maturities)..............  $       646,160        $         663,742
    Other long-term liabilities......................................           40,134                   38,444
                                                                       -----------------      ------------------

         Total Long-Term Liabilities.................................  $       686,294        $         702,186
                                                                       -----------------      ------------------

Deferred Income Taxes................................................  $        54,676        $          54,506
                                                                       -----------------      ------------------

Minority Owners' Equity in Subsidiaries..............................  $        49,459        $          52,753
                                                                       -----------------      ------------------

Net Income (Note 1)..................................................  $           -0-        $           6,713
                                                                       -----------------      ------------------

Capital Shares and Equities:
    Accumulated Other Comprehensive Income
    (Notes 4 and 5)..................................................  $           111        $          51,658
    Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
     cumulative redeemable preferred shares, stated
     at redemption value, $50 per share..............................          100,000                  100,000
    Common shares, $25 par value--Authorized
      50,000,000 shares..............................................          522,876                  528,023
    Earned surplus and other equities................................          258,244                  252,861
                                                                       -----------------      ------------------

         Total Capital Shares and Equities...........................  $       881,231        $         932,542
                                                                       -----------------      ------------------

Contingent Liabilities and Commitments (Note 6)

Total Liabilities and Equities.......................................  $     3,282,187        $       3,406,856
                                                                       =================      ==================

    See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               -------------------------------------
                                                                 November 30          November 30
                                                                    1999                 2000
                                                               ----------------     ----------------
                       (Amounts in Thousands)

Sales......................................................... $   2,984,465      $      2,941,327
Cost of sales.................................................     2,860,648             2,825,578
                                                               ----------------      ---------------

Gross income.................................................. $     123,817      $        115,749
                                                               ----------------   ------------------

Selling, general and administrative expenses.................. $     123,171      $        101,885
                                                               ----------------   ------------------

Other income (deductions):
    Interest expense, net..................................... $    (23,732)      $       (30,393)
   Other, net (Note 5).......................................        (5,424)                 2,641
                                                               ----------------   ------------------
Total other income (deductions)............................... $    (29,156)      $        (27,752)
                                                               ----------------   ------------------

 Income (loss) before equity in net income of investees,
      minority owners' interest in net (income) of
      subsidiaries, income tax benefit, and cumulative effect
      of changes in accounting principles,
      net of income tax expense................................ $    (28,510)      $       (13,888)

  Equity in net income of investees (Note 3) ...................        1,077                 5,293

  Minority owners' interest in net (income)
      of subsidiaries...........................................      (6,131)               (6,214)
                                                                ----------------   ------------------

  Loss before income tax benefit and cumulative
      effect of changes in accounting principles,
      net of income tax expense.................................$    (33,564)      $       (14,809)

  Income tax benefit............................................        7,022                 1,746
                                                                  ----------------   ------------------

  Loss before cumulative effect of changes in
        accounting principles...................................$     (26,542)      $       (13,063)

  Cumulative effect of changes in accounting for
        derivative financial instruments, and planned major
        maintenance costs
        net of $3,313 income tax expense (Notes 5 and 7).........          -0-                19,776
                                                                  ----------------   ------------------

  Net income (loss).............................................$     (26,542)      $          6,713
                                                                  ================   ==================

    See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                              -------------------------------------------
                                                                                November 30               November 30
                                                                                    1999                      2000
                                                                              -----------------         -----------------
                                                                                        (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................   $   (26,542)             $        6,713
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
      Depreciation and amortization..........................................         28,038                    24,028
      Equity in net (income) of investees....................................         (1,077)                   (5,293)
      Other..................................................................          9,320                   (18,428)
    Changes in assets and liabilities:
       Accounts receivable...................................................         65,555                    59,980
       Inventories...........................................................         22,654                   (73,734)
       Other assets..........................................................           (765)                  (25,075)
       Accounts payable......................................................        (67,044)                    54,725
       Other liabilities.....................................................        (10,437)                   (45,951)
                                                                              -----------------         -----------------
Net cash provided by (used in) operating activities..........................   $     19,702             $     (23,035)
                                                                              -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................................   $   (26,329)             $     (23,750)
Distributions from joint ventures............................................          6,737                      4,911
Additions to investments and notes receivable................................        (9,542)                    (7,183)
Acquisition of other long-term assets........................................        (6,743)                    (5,535)
Proceeds from disposal of investments and notes receivable...................          2,106                        895
Proceeds from sale of fixed assets...........................................          3,322                      1,875
                                                                              -----------------         -----------------
Net cash used in investing activities....................................     $     (30,449)            $      (28,787)
                                                                              -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds................................................ $      (6,054)            $           -0-
Payments of dividends........................................................        (2,004)                    (2,000)
Proceeds from bank loans and notes payable...................................        915,172                  1,348,541
Payments on bank loans and notes payable.....................................      (933,017)                (1,285,949)
Proceeds from issuance of subordinated debt certificates.....................          2,751                     15,328
Payments for redemption of subordinated debt certificates....................        (5,720)                   (14,374)
Increase (decrease) of checks and drafts outstanding.........................         41,849                    (3,953)
Net decrease in demand loan certificates.....................................        (1,715)                    (2,845)
Other                                                                                  (515)                    (2,926)
                                                                              -----------------         -----------------
Net cash provided by financing activities.................................... $       10,747            $        51,822
                                                                              -----------------         -----------------

Net decrease in cash and cash equivalents.................................... $          -0-            $           -0-
Cash and cash equivalents at beginning of period.............................            -0-                        -0-
                                                                              -----------------         -----------------
Cash and cash equivalents at end of period................................... $          -0-            $           -0-
                                                                              =================         =================

    During the three months ended November 30, 2000, we contributed property, plant and equipment and investments with a carrying value of approximately $43.5 million for an approximate 31% equity interest in Land O'Lakes
    Farmland Feed, LLC.

    See accompanying Notes to Consolidated Financial Statements

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

Therefore, the amount of net income for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of November 30, 2000.

(2) Inventories

Major components of inventories are as follows:
                                                       2000                    2000
                                               ---------------------   ---------------------
                                                          (Amounts in Thousands)
Finished and in-process products..............  $           750,057    $             829,486
Materials.....................................               16,939                   19,392
Supplies......................................               65,691                   57,543
                                                --------------------   ----------------------
                                                $           832,687    $             906,421
                                                ====================   ======================

At November 30, 2000, the carrying values of petroleum inventories (gasoline and distillates) stated under the LIFO (last-in, first-out) method were $41.7 million, which was approximately $14.3 million less than the market value of these inventories.

(3) Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method for the three months ended November 30, 1999 and November 30, 2000 is as follows:

                                                       1999                     2000
                                              -----------------------  -----------------------
                                                          (Amounts in Thousands)
Net sales...................................... $           740,840      $          1,694,257
                                              ======================    ======================
Net income..................................... $             2,446      $              (516)
                                              ======================    ======================
Farmland's equity in net income................ $             1,077      $              5,293
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
  an approximate 42% equity interest in Cooperative Refining, LLC, which operates two refineries; and
  beginning October 1, 2000, an approximate 31% equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer of feed products.

At November 30, 2000, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $61.5 million.

(4) Comprehensive Income

Comprehensive income (loss) was ($26.5) million and $58.4 million for the three months ended November 30, 1999 and 2000, respectively. The difference between net income and comprehensive income is the result of gains and losses on derivative instruments which qualify as cash flow hedges and changes in foreign currency translation adjustments. These gains and losses have been recorded as a component of equity and will be reclassified as a component of net income in the same period in which the hedged transaction affects earnings.

(5) Derivative Financial Instruments

Farmland uses derivative financial instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in production of crop production products.

To meet this objective, management enters into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk. These instruments may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts. The changes in the market value of such contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.

Effective September 1, 2000, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge. As a result, certain of our operating segments hold derivative instruments, such as grain futures, foreign currency futures and interest rate swaps, that we believe provide an economic hedge of future transactions, but have not been designated as a hedge. Gains or losses related to these derivative instruments are classified as a component of other income.

As of November 30, 2000, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. Gains and losses recorded in accumulated other comprehensive income ("AOCI") will be reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold. As a result, we anticipate that substantially all gains and losses in AOCI as of November 30, 2000 will be reclassified into earnings within the next twelve months. During the quarter ended November 30, 2000, approximately $4.3 million was reclassified into earnings as a result of the discontinuance of cash flow hedges because it is probable the original forecasted transactions will not occur.

(6) Contingencies

Farmland is aware of probable obligations under state and federal environmental laws at a number of properties. At November 30, 2000, we had an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $12.6 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management's opinion, it is reasonably possible that Farmland may incur $14.7 million of costs in addition to the $12.6 million which has been accrued.

Under the Resource Conservation Recovery Act of 1976 (`'RCRA "), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.0 million at November 30, 2000 (and are in addition to the $12.6 million accrual and the $14.7 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

The Environmental Protection Agency ("EPA") has issued new rules limiting sulfur in gasoline to 30 parts per million and has published a proposed rule limiting sulfur in diesel fuel to 15 parts per million. The rules affecting gasoline were effective December 1, 1999 with a January 1, 2004 compliance date. The proposed rules for diesel fuel have a June 1, 2006 compliance date. Based on information currently available, we anticipate that material expenditures will be required to achieve compliance with these new and pending rules.

(7) Planned Major Maintenance Costs

Effective September 1, 2000 Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its fertilizer plants from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to sacrifice assets in the future nor has there been an obligating event prior to the maintenance services being performed. The effect of this change at September 1, 2000 was $6.3 million (net of income taxes of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations. Had this new accounting method been applied in the quarter ended November 30, 1999, the effect would have been to increase net loss by $3.5 million (net of income taxes of $0.6 million).

(8) Industry Segment Information

Beginning September 1, 2000, Farmland began allocating certain interest expense based on net assets employed by each segment and we began allocating certain corporate service expenses based on estimated use of the service by each segment. Segment results for the three months ended November 30, 2000 were restated to conform to our current operational structure and our current method of allocation.

Three months ended
November 30, 1999 (Page 1 of 3)
(Amounts in Thousands)

                                   ---------------------------------------------------------------------------
                                                                  Unallocated
                                          Combined             Corporate Expenses
                                          Segments                                            Consolidated
                                       ----------------        -------------------         --------------------
Sales & transfers                    $      3,784,768        $                 -         $          3,784,768
Transfers between segments                   (800,303)                         -                     (800,303)
                                     ------------------     ----------------------      -----------------------
Net sales                            $      2,984,465        $                 -         $          2,984,465
                                     ==================     ======================      =======================

Net income (loss)                    $         (7,670)       $           (18,872)        $            (26,542)
                                     ==================     ======================      =======================

Total assets                         $      2,869,700        $           301,184         $          3,170,884
                                     ==================     ======================      =======================

Three months ended
November 30, 2000 (Page 1 of 3)
(Amounts in Thousands)
                                                             CONSOLIDATED SEGMENTS
                                   ---------------------------------------------------------------------------
                                                                 Unallocated
                                          Combined            Corporate Expenses
                                          Segments                                           Consolidated
                                       ---------------        -------------------         --------------------
Sales & transfers                    $     3,752,208        $                 -         $          3,752,208
Transfers between segments                 (810,881)                           -                    (810,881)
                                     -----------------     ----------------------      -----------------------
Net sales                            $     2,941,327        $                 -         $          2,941,327
                                     =================     ======================      =======================

Net income (loss)                    $        24,037        $          (17,324)         $              6,713
                                     =================     ======================      =======================

Total assets                         $     3,152,718        $           254,138         $          3,406,856
                                     =================     ======================      =======================

Three months ended
November 30, 1999 (Page 2 of 3)
(Amounts in Thousands)
                                                                               INPUT AND OTHER SEGMENTS
                                                     ------------------------------------------------------------------------------
                                                                                                      Other               Total
                                           Crop                                                     Operating           Input and
                                        Production           Petroleum              Feed              Units               Other
                                                                                                                        Segments
                                       -------------       ---------------        ----------       ------------        ------------
Sales & transfers                   $       234,623     $         371,470     $    176,594      $      539,844      $    1,322,531
Transfers between segments                    (930)                   -0-          (17,552)           (465,191)           (483,673)
                                       -------------       ---------------        ---------        ------------        ------------
Net sales                           $       233,693     $         371,470     $     159,042     $       74,653      $      838,858
                                       =============       ===============        =========        ============        ============

Net income (loss)                   $      (33,137)     $          (3,006)    $      4,637      $        1,869      $     (29,637)
                                       =============       ===============        =========        ============        ============

Total assets                        $       666,282     $         385,085     $    145,617      $      111,335      $    1,308,319
                                       =============       ===============        =========        ============        ============

Three months ended
November 30, 2000 (Page 2 of 3)
(Amounts in Thousands)
                                                                         INPUT AND OTHER SEGMENTS
                                             ----------------------------------------------------------------------------------
                                                                                                                 Other                 Total
                                                         Crop                                                    Operating           Input and
                                                      Production           Petroleum            Feed               Units               Other
                                                                                                                                     Segments
                                                     --------------       ------------       ------------        -----------        ------------
                 Sales & transfers                $        145,665     $      422,122     $       50,264     $      545,985      $    1,164,036
                 Transfers between segments                  (929)            (5,068)             (5,191)          (482,267)           (493,455)
                                                     -------------        ------------       -----------        ------------        ------------
                 Net sales                        $       144,736      $      417,054     $      45,073      $       63,718     $       670,581
                                                     =============        ============       ===========        ============        ============

                 Net income (loss)                $         2,108     $         3,651     $       1,444     $         1,475)      $       5,728
                                                     ==============       ============       ============        ===========        ============

                 Total assets                     $       723,043     $       403,802     $       77,963     $      115,857      $    1,320,665
                                                     ==============       ============       ============        ===========        ============

Three months ended
November 30, 1999 (Page 3 of 3)
(Amounts in Thousands)
                                                    OUTPUT SEGMENTS
                                  ----------------------------------------------------
                                                                           Total
                                  Refrigerated          World             Output
                                     Foods              Grain            Segments
                                  -------------     --------------    ----------------
Sales & transfers                 $ 1,271,366       $  1,190,871      $   2,462,237
Transfers between segments           (217,712)          (98,918)          (316,630)
                                  -------------     --------------    ----------------
Net sales                         $ 1,053,654       $  1,091,953      $   2,145,607
                                  =============     ==============    ================

Net income (loss)                 $    19,106       $      2,861      $      21,967
                                  =============     ==============    ================

Total assets                      $   728,852       $    832,529      $    1,561,381
                                  =============     ==============    ================

  Three months ended
  November 30, 2000 (Page 3 of 3)
  (Amounts in Thousands)
                                                   OUTPUT SEGMENTS
                                  --------------------------------------------------
                                                                          Total
                                  Refrigerated          World            Output
                                     Foods              Grain           Segments
                                  -------------     --------------    --------------
Sales & transfers                 $  1,323,681      $   1,264,491     $   2,588,172
Transfers between segments           (217,136)          (100,290)         (317,426)
                                  -------------     --------------    --------------
Net sales                         $  1,106,545      $  1,164,201      $   2,270,746
                                  =============     ==============    ==============

Net income (loss)                 $     14,736      $      3,573     $       18,309
                                  =============     ==============    ==============

Total assets                      $    786,629      $  1,045,424      $   1,832,053
                                  =============     ==============    ==============

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland’s Annual Report on Form 10-K for the year ended August 31, 2000.

Financial Condition, Liquidity and Capital Resources

Farmland has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the “continuous debt program”) and bank lines of credit.

Farmland’s debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company, and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered, by the option of Farmland to call for redemption certain of its outstanding debt securities, and by the option of holders, under certain circumstances, to request the early redemption of outstanding debt securities. On October 31, 2000, we suspended sales under our debt program. To sell debt under our program, we will need to register additional securities with the Securities and Exchange Commission. Although as of January 12, 2000 we have not filed to register additional securities, management believes such a filing will be made during our second quarter. This report on Form 10-Q does not constitute an offer of securities; such an offering will only be made through a prospectus. During the three months ended November 30, 2000, the outstanding balance of demand certificates decreased by $2.8 million, and the outstanding balance of subordinated debenture bonds increased by $1.0 million.

In May 2000, Farmland established a 364 day, $750 million, revolving credit facility (the “Credit Facility”) with a syndicate of banks. The Credit Facility expires May 9, 2001, and management believes the Credit Facility will be refinanced at that time or, if the Credit Facility is not refinanced, that we will be able to obtain adequate credit from alternative sources.

At November 30, 2000, Farmland had $483.6 million of short-term borrowings under the Credit Facility. Additionally, $43.6 million of the Credit Facility was utilized to support letters of credit. Farmland pays commitment fees under the Credit Facility currently equal to 50 basis points annually on the unused portion of the credit. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories and fixed assets. Interest rates under the credit facility are based on a spread over the base rate (as defined in the agreement) or a spread over LIBOR. The Credit Facility contains covenants related to Farmland’s ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As calculated at November 30, 2000, availability under the Credit Facility was approximately $118 million.

Farmland National Beef Packing Company, L.P. (“FNBPC”) has a $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and these borrowings are nonrecourse to Farmland or Farmland’s other affiliates. At November 30, 2000, FNBPC had borrowings under this facility of $34.0 million, and $17.9 million of the facility was utilized to support letters of credit. Assets with a carrying value of $257 million at November 30, 2000 have been pledged by FNBPC to support its borrowings under the facility.

Tradigrain has borrowing agreements with various international banks which provide financing and letters of credit primarily to support international grain trading transactions. Obligations of Tradigrain under these loan agreements are nonrecourse to Farmland and Farmland’s other affiliates. At November 30, 2000, such borrowings totaled $232.9 million.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such agreements, at November 30, 2000, $6.6 million was borrowed, of which $4.1 million is nonrecourse to Farmland or Farmland’s other affiliates.

Leveraged leasing has been utilized to finance railcars, a significant portion of our crop production equipment, and certain crop production manufacturing facilities.

Subordinated debenture bonds have been issued under several indentures. Certain subordinated debenture bonds may be redeemed prior to maturity at the option of the owner in accordance with the indenture. Subject to limitations in the indenture, Farmland has options to redeem certain subordinated debenture bonds in advance of scheduled maturities. Additionally, upon written request we will redeem subordinated debenture bonds in the case of death of an owner.

Farmland has issued and outstanding 2 million shares of 8% Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”) with an aggregate liquidation preference of $100 million ($50 liquidation preference per share). The Preferred Shares are not redeemable prior to December 15, 2022. On and after December 15, 2022, the Preferred Shares may be redeemed for cash at our option, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends. The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other security.

In the opinion of management, these arrangements for debt capital are adequate for our present operating and capital plans. However, alternative financing arrangements are continuously evaluated.

Net cash from operating activities decreased $42.7 million as of November 30, 2000 compared to November 30, 1999, reflecting increases in inventories, other assets and a decrease in other liabilities, partially offset by a decrease in accounts receivable and an increase in accounts payable. The major source of cash was provided by net bank loans and notes payable of $62.6 million.

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

The level of operating income in the crop production, petroleum, and refrigerated foods businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based crop nutrients, crude oil in the case of petroleum products, and live hogs and cattle in the case of refrigerated foods). We cannot determine the direction or magnitude to which these factors will affect our cash flow and net income or loss.

Results of Operations for Three Months Ended November 30, 2000 compared to Three Months Ended November 30, 1999.

During the three months ended November 30, 2000, we were engaged in feed (Land O’Lakes Farmland Feed) and crop production marketing (Agriliance) ventures which were not in existence during the same period in the prior year. We record income from ventures on a single line item, “Equity in net income of investees,” on the Condensed Consolidated Statements of Operations. As a result, sales, costs of sales, SG&A expenses and other income generated by these ventures are not recorded in our Condensed Consolidated Statements of Operations. Therefore, sales, expenses and other income related to feed and crop production marketing decreased for the three months ended November 30, 2000 compared with the prior year.

Sales for the three months ended November 30, 2000 were approximately the same as sales for the same period last year. This comparable sales level is the result of a decrease in sales due to the formation of our Agriliance and Land O’Lakes Farmland Feed ventures to sell crop production and feed products, respectively, partially offset by increased sales in world grain.

For the three months ended November 30, 2000, we had net income of $6.7 million compared with a net loss of $26.5 million for the same period last year. This increase is primarily due to a decrease in selling, general and administrative expenses, increased margins for refined fuels, propane and nitrogen-based plant foods, and the mark-to-market of derivative instruments not designated as a hedge, partly offset by an increase in interest expense due to increased interest rates.

Crop Production

Sales of the crop production segment were $145 million for the three months ended November 30, 2000, compared with sales of $234 million for the same period last year. The decrease is due to a 54% decrease in unit sales, partially offset by a 33% increase in unit selling prices. The primary reason for the decrease in unit sales relates to the change in our marketing structure. When we were responsible for our own marketing, in order to meet demand we would supplement our production by purchasing, for resale, products from third parties. All marketing is now accomplished through our 25%-owned marketing venture, Agriliance. We sell all of our production to Agriliance. If this production is inadequate to meet demand, then Agriliance will purchase, for resale, product from other manufacturers. Average unit selling prices of nitrogen-based plant foods have increased from last year primarily due to decreased supply. Supply decreased primarily as a result of the temporary closing of certain nitrogen manufacturing facilities in response to increased natural gas prices. Natural gas represents a major cost in the production of nitrogen based fertilizer. The price of natural gas has risen substantially since this same period last year. The average price of natural gas for the first quarter of fiscal year 2001 was $4.82 compared to $2.85 for the same period last year. This translates to an increased cost of producing anhydrous ammonia of approximately $70 per ton. To better manage our inventory costs, we have temporarily stopped production at two locations. To meet spring demand, we expect to resume production at these two locations during our second quarter of 2001.

Income of the crop production segment increased $35.2 million for the three months ended November 30, 2000 compared with the prior year. Effective September 1, 2000 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, all entities are required to carry all derivative instruments in the statement of financial position at fair value, which increased crop production’s income by $17 million. Income also increased due to improved margins for nitrogen-based plant foods and a $4.3 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur due to the temporary close of our Lawrence, Kansas facility. With the formation, effective January 1, 2000, of the Agriliance venture, a portion of our nitrogen-based plant food income is now recognized as equity in income of investees, rather than as gross income. Also, certain of crop production’s selling, general and administrative expenses were transferred to Agriliance.

Petroleum

Sales of the petroleum segment in the three months ended November 30, 2000 increased $45.6 million, or approximately 12%, compared with the same period last year. This increase was primarily due to an approximate 46% increase in unit prices for refined fuels and an approximate 61% increase in unit prices for propane, partially offset by an approximate 8% decline in unit sales of refined fuels and a one-time sale during the three months ended November 30, 1999 of crude oil.

Income for the petroleum segment increased $6.7 million for the three months ended November 30, 2000 compared with the prior period. This increase is primarily due to higher refined fuel and propane product prices combined with lower crude oil prices.

Feed

Sales of the feed segment decreased $114 million, or approximately 72%, in the three months ended November 30, 2000 compared with the prior year. This decrease was primarily due to the feed segment becoming part of the Land O’Lakes Farmland Feed joint venture as of October 1, 2000. With the formation of Land O’Lakes Farmland feed, our feed income is now recognized as equity in income of investees, rather than gross income. Also, feed’s selling, general and administrative expenses have been transferred to our venture.

Refrigerated Foods

Sales in the refrigerated foods segment increased $52.9 million, or approximately 5%, for the three months ended November 30, 2000 compared with the same period last year. This increase is primarily attributable to a 3% increase in unit volume and a 2% increase in average unit price.

Income in the refrigerated foods segment for the three months ended November 30, 2000 decreased $4.4 million, or approximately 23%, compared to the prior period. This decrease is primarily attributable to increased raw materials cost and decreased margins, partly offset by increased unit volume. Refrigerated foods’ selling, general and administrative expenses are approximately the same for the three months ended November 30, 2000 compared to the same period last year. This is the result of a continued expansion of our marketing efforts, offset by a decrease in the storage of product for future sale.

World Grain

Sales of the world grain segment increased $72.2 million or approximately 7% for the three month period ended November 30, 2000 compared with the same period last year primarily due to an increase in grain prices, partially offset by a decrease in unit sales.

Income for the three months ended November 30, 2000 increased $0.7 million compared to the same period last year. This increase is primarily attributable to improved grain margins due to higher grain prices.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $21.3 million, or approximately 17%, from the same period last year. This decrease is the result of our company-wide effort to reduce overhead as well as a reduction in SG&A expense related to the formation of Agriliance and Land O’Lakes Farmland Feed joint ventures and the sale of our Dubuque, Iowa pork processing plant.

Interest Expense

Net interest expense increased $6.7 million compared with the same period last year due primarily to an increase in the average interest rate.

Recent Developments

The EPA has issued new rules limiting sulfur in gasoline and has proposed rules limiting sulfur in diesel fuel. Material expenditures may be required to comply with these rules. Cooperative Refining, a venture owned by Farmland and NCRA, operated two refineries. Since these refineries are owned separately by Farmland and NCRA, the owners believe that decisions regarding regulatory investments must be made without regard to the impact, if any, on Cooperative Refining. Accordingly, effective January 1, 2001, Cooperative Refining was dissolved and Farmland is responsible for administering the operations of our Coffeyville refinery.

Natural gas prices, based on futures contracts, have continued to increase during the second quarter of fiscal year 2001. The projected average price of natural gas for the second quarter is $8.60 compared to $2.36 for the same period last year. This would translate to an increased cost of producing anhydrous ammonia of approximately $215 per ton and may result in the temporary closure of additional manufacturing facilities by nitrogen fertilizer producers.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ” was issued by the FASB and is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (our fiscal year 2001). We are currently evaluating the impact, if any, that adoption of these provisions would have on our financial statements.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Farmland’s market exposure to derivative transactions, entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk, has not materially changed since August 31, 2000. Quantitative and qualitative disclosures about market risk are contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2000.

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

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and made in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon our business, the anticipated expenditures for environmental remediation, our ability to integrate into our operation the responsibilities previously assumed by Cooperative Refining, the outcome and consequences of certain litigations, the impact of pending EPA regulations related to sulfur contact in refined fuels, the projected average price of natural gas, the future closing of nitrogen fertilizer facilities, our ability to fully and timely complete modifications and expansions with respect to certain manufacturing facilities and the sufficiency of our arrangements for capital. Discussion containing such forward-looking statements is found in the material set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

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

9.      The factors identified in “Business and Properties - Business - Business Risk Factors” included in our
        Annual Report on Form 10-K for the year ended August 31, 2000.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibit listed below is filed as part of Form 10-Q for quarter ended November 30, 2000.

Exhibit No.       Description of Exhibits
-------------       --------------------------------------------------------
18                      Letter regarding change in accounting principle

(b) Reports on Form 8-K

Farmland filed a report on Form 8-K, Item 2, “Acquisition or Disposition of Assets” and Item 7 “Financial Statements and Exhibits” on October 13, 2000. The report described the contribution of our Feed business in return for a partial interest in a feed venture, as well as the pro forma impact of the transaction on certain of our previously filed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        FARMLAND INDUSTRIES, INC.
                                                              (Registrant)

                                By:                        /s/  JOHN BERARDI
                                   --------------------------------------------------
                                                             John Berardi
                                                       Executive Vice President
                                                      and Chief Financial Officer
Date: January 11, 2001