Form 10-Q
period 2001-02-28
FARMLAND INDUSTRIES INC
filed 2001-04-16
CIK 34616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x ]                                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                               OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended February 28, 2001

                                                        or

[  ]                                      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                                               OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from _____________ to _____________.

                                          Commission File Number: 2-67985

                                               FARMLAND INDUSTRIES, INC.
                              (Exact name of registrant as specified in its charter)

                        Kansas                                                                   44-0209330
               (State of incorporation)                                             (I.R.S. Employer Identification No.)

             12200 North Ambassador Drive
                Kansas City, Missouri                                                               64163
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

Item 1. FINANCIAL STATEMENTS

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                      ASSETS

                                                        August 31               February 28
                                                          2000                     2001
                                                     ----------------         ----------------
                                                                (Amounts in Thousands)
  Accounts receivable - trade........................ $      740,026          $        689,403
  Inventories (Note 2)...............................        832,687                 1,058,343
  Other current assets...............................        252,716                   342,016
                                                      -----------------       ------------------

        Total Current Assets......................... $    1,825,429          $      2,089,762
                                                      -----------------       ------------------

Investments and Long-Term Receivables (Note 3)....... $      399,889          $        357,386
                                                      -----------------       ------------------

Property, Plant and Equipment:
  Property, plant and equipment, at cost............. $    1,787,614          $      1,704,327
     Less accumulated depreciation and
     amortization....................................        960,652                   920,396
                                                        ---------------         ----------------

  Net Property, Plant and Equipment.................. $      826,962          $        783,931
                                                      -----------------       ------------------

Other Assets                                          $      229,907          $        248,460
                                                      -----------------       ------------------

Total Assets                                          $    3,282,187          $      3,479,539
                                                      =================       ==================

    See accompanying Notes to Consolidated Financial Statements

                                     FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                             LIABILITIES AND EQUITIES

                                                                             August 31          February 28
                                                                                2000                2001
                                                                       --------------------- -------------------
                                                                                (Amounts in Thousands)
Current Liabilities:
    Short-term notes payable ........................................  $        689,477       $         752,035
    Current maturities of long-term debt ............................            32,222                  31,148
    Accounts payable - trade.........................................           345,286                 389,531
    Customer advances on product purchases...........................           120,731                 167,898
    Other current liabilities........................................           422,811                 413,658
                                                                       ------------------     ------------------

         Total Current Liabilities...................................  $      1,610,527       $       1,754,270
                                                                       ------------------     ------------------

Long-Term Liabilities:
    Long-term borrowings (excluding current maturities)..............  $        646,160       $         662,447
    Other long-term liabilities......................................            40,134                  38,165
                                                                       ------------------     ------------------

         Total Long-Term Liabilities.................................  $        686,294       $         700,612
                                                                       ------------------     ------------------

Deferred Income Taxes................................................  $         54,676       $          48,048
                                                                       ------------------     ------------------

Minority Owners' Equity in Subsidiaries..............................  $         49,459       $          54,416
                                                                       ------------------     ------------------

Net Income (Note 1)..................................................  $             -0-      $           5,369
                                                                       ------------------     ------------------

Capital Shares and Equities:
    Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
     cumulative redeemable preferred shares, stated
     at redemption value, $50 per share..............................  $        100,000       $         100,000
    Common shares, $25 par value--Authorized
      50,000,000 shares..............................................           522,876                 527,155
    Accumulated Other Comprehensive Income (net of
    deferred taxes of $5,450 at February 28, 2001) (Notes 4
 .........and 5)                                                                     111                  30,789
    Earned surplus and other equities................................           258,244                 258,880
                                                                       ------------------     ------------------

         Total Capital Shares and Equities...........................  $        881,231       $         916,824
                                                                       ------------------     ------------------

Contingent Liabilities and Commitments (Note 6)

Total Liabilities and Equities.......................................  $      3,282,187       $       3,479,539
                                                                       ==================     ==================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Six Months Ended
                                                              ---------------------------------------
                                                                 February 29         February 28
                                                                     2000                2001
                                                              ------------------- -------------------
                          (Amounts in Thousands)

 Sales.........................................................$    5,848,663     $       5,952,724
 Cost of sales.................................................     5,613,211             5,730,092
                                                               -----------------  --------------------

 Gross income..................................................$      235,452     $         222,632
                                                               -----------------  --------------------

 Selling, general and administrative expenses..................$      237,512     $         193,500
                                                               -----------------  --------------------

 Other income (deductions):
     Interest expense, net.....................................$      (48,806)    $         (60,865)
     Other, net (Note 5).......................................        (4,959)               23,209
                                                               -----------------  --------------------
 Total other income (deductions)..............................$       (53,765)    $         (37,656)
                                                              ------------------  --------------------

  Loss before equity in net income of investees, minority
       owners' interest in net (income) of subsidiaries, income
       tax benefit, and cumulative effect of changes
       in accounting principles, net of income tax expense.....$      (55,825)    $          (8,524)

    Equity in net income of investees (Note 3) ................         5,059                 1,144

    Minority owners' interest in net (income)
         of subsidiaries........................................       (9,385)               (9,090)
                                                                  -----------------  --------------------

    Loss before income tax benefit and cumulative
        effect of changes in accounting principles,
        net of income tax expense..............................$      (60,151)      $       (16,470)

    Income tax benefit.........................................        11,513                 2,063
                                                                  -----------------  --------------------

    Loss before cumulative effect of changes in
        accounting principles..................................$      (48,638)       $      (14,407)

    Cumulative effect of changes in accounting for
        derivative financial instruments and planned major
        maintenance costs, net of $3,313 income
        tax expense (Notes 5 and 7)............................            -0-               19,776
                                                                  -----------------  --------------------

    Net income (loss)..........................................$      (48,638)    $  $        5,369
                                                                  =================  ====================

    Pro forma net loss assuming use of the direct expense
        method of accounting for planned major
        maintenance costs (Note 7).............................       (44,809)    $            (901)                                                                             $
                                                                  =================  ====================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                             -----------------------------------------
                                                                  February 29          February 28
                                                                     2000                 2001
                                                             ---------------------- ------------------
                         (Amounts in Thousands)

  Sales........................................................$     2,864,198      $       3,011,397
  Cost of sales.................................................     2,752,563              2,904,514
                                                               -----------------    -------------------

  Gross income.................................................$       111,635      $         106,883
                                                               -----------------    -------------------

  Selling, general and administrative expenses.................$       114,341      $          91,615
                                                               -----------------    -------------------

  Other income (deductions):
      Interest expense, net....................................$       (25,074)     $         (30,472)
      Other, net (Note 5).......................................           465                 20,568
                                                               -----------------    -------------------
  Total other income (deductions).............................$.       (24,609)    $   $       (9,904)
                                                              ------------------   --------------------

   Income (loss) before equity in net income (loss) of
        investees, minority owners' interest in net (income) of
        subsidiaries and income tax                            $       (27,315)     $           5,364
        benefit......................

     Equity in net income (loss) of investees (Note 3) .........         3,982                 (4,149)

     Minority owners' interest in net (income)
         of subsidiaries........................................        (3,254)                (2,876)
                                                                  ------------------   --------------------

     Loss before income tax benefit............................$       (26,587)     $  $       (1,661)

     Income tax benefit.........................................         4,491                    317
                                                                  -----------------    -------------------

     Net loss                                                  $       (22,096)     $  $       (1,344)
                                                                  ==================   ====================

     Pro forma net loss assuming use of the direct expense
     method of accounting for planned major maintenance costs
     (note 7)                                                  $       (21,787)     $          (1,344)
                                                                  ==================   ====================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                            Six Months Ended
                                                                              ---------------------------------------------
                                                                                 February 29                February 28
                                                                                    2000                       2001
                                                                              ------------------         ------------------
                                                                                         (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................................................   $      (48,638)            $         5,369
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
      Depreciation and amortization..........................................           55,193                      53,296
      Equity in net (income) of investees....................................           (5,059)                     (1,144)
      Other..................................................................            9,370                       8,878
    Changes in assets and liabilities:
       Accounts receivable...................................................           52,300                      48,261
       Inventories...........................................................          (35,592)                   (171,257)
       Other assets..........................................................            1,809                     (60,809)
       Accounts payable......................................................         (106,120)                     44,246
       Other liabilities.....................................................           80,908                      63,535
                                                                              ------------------         ------------------
Net cash provided by (used in) operating activities..........................   $        4,171             $        (9,625)
                                                                              ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................................   $      (48,381)            $       (49,767)
Distributions from joint ventures............................................           11,910                      17,241
Additions to investments and notes receivable................................          (17,846)                    (11,066)
Acquisition of other long-term assets........................................          (10,343)                    (10,200)
Proceeds from disposal of investments and notes receivable...................           12,842                      15,016
Proceeds from sale of fixed assets...........................................            4,395                       6,233
                                                                              ------------------         ------------------
Net cash used in investing activities....................................     $        (47,423)          $         (32,543)
                                                                              ------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds................................................ $         (6,054)          $              -0-
Payments of dividends........................................................           (4,004)                     (4,000)
Proceeds from bank loans and notes payable...................................          984,297                   2,865,524
Payments on bank loans and notes payable.....................................         (945,920)                 (2,769,103)
Proceeds from issuance of subordinated debt certificates.....................           16,734                      15,328
Payments for redemption of subordinated debt certificates....................          (13,820)                    (26,965)
Increase (decrease) of checks and drafts outstanding.........................           16,916                     (28,790)
Net decrease in demand loan certificates.....................................           (4,210)                     (5,710)
Other                                                                                     (687)                     (4,116)
                                                                              ------------------         ------------------
Net cash provided by financing activities.................................... $         43,252           $          42,168
                                                                              ------------------         ------------------

Net decrease in cash and cash equivalents.................................... $             -0-          $              -0-
Cash and cash equivalents at beginning of period.............................               -0-                         -0-
                                                                              ------------------         ------------------
Cash and cash equivalents at end of period................................... $             -0-          $              -0-
                                                                              ==================         ==================

    On October 1, 2000, we contributed property, plant and equipment and investments with a carrying value of approximately $43.8 million in return for an equity interest in Land O'Lakes Farmland Feed, LLC.

    On December 31, 2000, Cooperative Refining LLC was dissolved.   We received inventory with a value of $54.4
    million in exchange for our equity interest in Cooperative Refining.

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

In accordance with the bylaws of Farmland, we determine annually the members' portion of income or loss before income taxes. From this amount, patronage refunds are distributed or losses are allocated to our members.

Farmland does not provide for patronage refunds in our interim financial statements as:

  we determine the amount of members' income and the amount of members' loss only after the end of the fiscal year;
  the Board of Directors, in its sole discretion, then determines the amount of patronage refund, after consideration of member losses (if any), to be paid in cash and the portion to be paid in Farmland equity (common shares, associate member common shares and capital credits); and
  the amount of income appropriated to earned surplus is dependent on the amount of patronage refunds and the handling of members' losses (if any).

Therefore, the amount of net income for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of February 28, 2001.

(2) Inventories
                                                   August 31               February 28

                                                      2000                    2001
                                               -------------------     --------------------
                                                         (Amounts in Thousands)
Finished and in-process products..............  $        750,057       $           917,625
Materials.....................................            16,939                    88,296
Supplies......................................            65,691                    52,422
                                                ------------------     --------------------
                                                $        832,687       $         1,058,343
                                                ==================     ====================

On December 31, 2000, Cooperative Refining, LLC was dissolved and our equity investment of $54.4 million was returned to us in the form of crude oil and in-process petroleum inventories.

At February 28, 2001, the carrying value of our petroleum inventories stated under the LIFO method (gasoline and distillates) was $161.5 million which was approximately $19.6 million less than the market value of these inventories.

(3) Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method is as follows:

                                                 Six Months Ended                       Three Months Ended
                                        ------------------------------------   --------------------------------------
                                          February 29         February 28         February 29         February 28
                                              2000               2001                 2000                2001
                                        -----------------   ----------------    -----------------   -----------------
                                                                   (Amounts in Thousands)
Net sales...............................  $  1,625,852      $    3,166,910     $      885,012       $    1,472,653
                                        =================  =================   =================    =================
Net income (loss).......................  $      7,553      $      (30,188)    $        5,107       $      (29,672)
                                        =================  =================   =================    =================
Farmland's equity in net income.........  $      5,059      $        1,144     $        3,982       $       (4,149)
                                        =================  =================   =================    =================
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
  through December 31, 2000, an approximate 42% equity interest in Cooperative Refining, LLC, which operated two refineries; and
  beginning October 1, 2000, an approximate 31% equity interest (adjusted to an approximate 29% equity interest as of January 1, 2001) in Land O'Lakes Farmland Feed, LLC, a manufacturer of feed products.
At February 28, 2001, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $43.9 million. (4) Comprehensive Income Changes in accumulated other comprehensive income (AOCI) during the six months ended February 28, 2001 were as follows:
                                                        Cash Flow           Foreign Currency              Total
                                                         Hedges               Translation                  AOCI
                                                     ----------------     ---------------------      -----------------
Balance at August 31, 2000......................     $          -0-          $            111        $           111
Foreign currency translation adjustment.........                 -                        (20)                   (20)
Transition adjustment...........................            25,653                         -                  25,653
Net gain on cash flow hedges....................            35,242                         -                  35,242
Less reclassification adjustments...............           (30,197)                        -                 (30,197)
                                                     -- -------------        --- --------------      ---- ------------
Balance at February 28, 2001....................     $      30,698           $             91        $        30,789
                                                     == =============        === ==============      ==== ============

Comprehensive income for the six and three months ended February 28, 2001 is as follows:

                                                                     February 28, 2001            February 28, 2001
                                                                  ------------------------    --------------------------
Net income (loss)................................................      $           5,369      $                  (1,344)
                                                                      --- ----------------    --- ----------------------
Net gains (losses) arising during the period
    Cash flow hedges:
         Net derivative transition gain..........................      $          30,208      $                       -
         Net derivative gains during period......................                 41,500                         18,498
         Reclassification adjustment.............................                (35,560)                       (33,908)
    Foreign currency translation adjustment......................                    (20)                            (9)
                                                                      --- ----------------    --- ----------------------
Other comprehensive income before tax............................      $          36,128      $                 (15,419)
Income tax (expense) benefit related to items of
    other comprehensive income...................................      $          (5,450)     $                   2,311
                                                                      --- ----------------    --- ----------------------
Other comprehensive income (loss)................................      $          30,678      $                 (13,108)
                                                                      --- ----------------    --- ----------------------
Comprehensive income (loss)......................................      $          36,047      $                 (14,452)
                                                                      === ================    === ======================

(5) Derivative Financial Instruments

Effective September 1, 2000, we adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge. As a result, certain of our segments hold derivative instruments, such as exchange traded grain futures and options, exchange traded crude oil futures and foreign currency forward positions that we believe provide an economic hedge of future transactions, but have not been designated as a hedge. Gains or losses related to these derivative instruments are classified as a component of other income. All derivative instruments are recorded in our balance sheet at fair value. The cumulative effect of this change in accounting principle at September 1, 2000 was to increase income by $13.5 million.

Farmland also uses derivative financial instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products.

To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk. These instruments may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts. The changes in the market value of such contracts has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. The amount of hedge ineffectiveness was immaterial for the three and six months ended February 28, 2001.

As of February 28, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. Gains and losses recorded in accumulated other comprehensive income (“AOCI”) are reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold. As a result, we anticipate that substantially all gains and losses in AOCI as of February 28, 2001 will be reclassified into earnings within the next twelve months. Gains and losses in AOCI may fluctuate until the related contract is closed. During the six months ended February 28, 2001, net gains of approximately $35.5 million related to derivative instruments included in AOCI as a result of the September 1, 2000 transition adjustment were reclassified into net income. During the three and six months ended February 28, 2001, approximately $14.4 million and $18.7 million, respectively, were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur.

(6) Contingencies

Farmland is aware of probable obligations under state and federal environmental laws at a number of properties. At February 28, 2001 and at August 31, 2000, we had an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $13.8 million and $12.9 million, respectively. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing these environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management’s opinion, it is reasonably possible that, in addition to the $13.8 million which has been accrued at February 28, 2001, Farmland may incur $13.7 million of costs for these matters.

Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.1 million at February 28, 2001 (and are in addition to the $13.8 million accrual and the $13.7 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations, and we do not plan to terminate these operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

The Environmental Protection Agency has issued new rules limiting sulfur in gasoline to 30 parts per million and has published a proposed rule limiting sulfur in diesel fuel to 15 parts per million. The rules affecting gasoline were effective December 1, 1999 with a January 1, 2004 compliance date. The proposed rules for diesel fuel have a June 1, 2006 compliance date. Based on information currently available, we anticipate that material expenditures, possibly in excess of $100 million, will be required to achieve compliance with these new and pending rules. Farmland has applied for, but has not received, regulatory extension of the deadlines until 2008.

(7) Planned Major Maintenance Costs

Effective September 1, 2000, based on a proposed Statement of Position issued by the Accounting Standards Executive Committee of the AICPA during September, 2000, Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its manufacturing and processing facilities from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because, prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to perform such services. The effect of this change at September 1, 2000 was a $6.3 million benefit (net of income taxes of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2001.

(8) Industry Segment Information

Beginning September 1, 2000, Farmland began allocating certain interest expense based on net assets employed by each segment and allocating certain corporate service expenses based on estimated use of the service by each segment. Segment results for the six months and three months ended February 29, 2000 were restated to conform to our current operational structure and our current method of allocation.

Six months ended
February 29, 2000 (Page 1 of 3)

(Amounts in Thousands)

                                                             CONSOLIDATED SEGMENTS
                                   --------------------------------------------------------------------------
                                                                  Unallocated
                                          Combined             Corporate Expenses
                                          Segments                                           Consolidated
                                     ------------------     ----------------------      ---------------------
Sales & transfers                    $      7,373,670        $                 -         $         7,373,670
Transfers between segments                 (1,525,007)                         -                  (1,525,007)
                                     ------------------     ----------------------      ---------------------
Net sales                            $      5,848,663        $                 -         $         5,848,663
                                     ==================     ======================      =====================

Net income (loss)                    $        (23,568)       $           (25,070)        $           (48,638)
                                     ==================     ======================      =====================

Total assets                         $      2,952,050        $           308,441         $         3,260,491
                                     ==================     ======================      =====================

Six months ended
February 28, 2001 (Page 1 of 3)

(Amounts in Thousands)
                                                          CONSOLIDATED SEGMENTS
                                   ------------------------------------------------------------------------
                                                                 Unallocated
                                         Combined                 Corporate
                                         Segments                 Expenses                  Consolidated
                                     ---------------       ---------------------       --------------------
Sales & transfers                    $   7,653,115          $                -          $       7,653,115
Transfers between segments              (1,700,391)                          -                 (1,700,391)
                                     ---------------       ---------------------       --------------------
Net sales                            $   5,952,724          $                -          $       5,952,724
                                     ===============       =====================       ====================

Net income (loss)                    $      25,435          $          (20,066)         $           5,369
                                     ===============       =====================       ====================

Total assets                         $   3,168,342          $          311,197          $       3,479,539
                                     ===============       =====================       ====================

Six months ended
February 29, 2000 (Page 2 of 3)(
Amounts in Thousands)

                                                                       INPUT AND OTHER SEGMENTS
                                    ------------------------------------------------------------------------------------------------
                                                                                                      Other            Total Input
                                           Crop                                                     Operating           and Other
                                        Production           Petroleum              Feed              Units              Segments
                                    -- -------------    -- --------------     --- ----------    -- ------------     -- -------------
Sales & transfers                   $      435,874      $        686,416      $    340,096       $  1,038,725        $  2,501,111
Transfers between segments                  (1,769)               (9,646)          (27,513)          (889,188)           (928,116)
                                    -- -------------       --------------         ---------        ------------        -------------
Net sales                           $      434,105      $        676,770      $    312,583       $    149,537        $  1,572,995
                                    == =============    == ==============     === =========     == ============      == =============

Net income (loss)                   $      (44,459)     $        (10,378)     $      5,929      $        (204)       $    (49,112)
                                    == =============    == ==============     === =========     == ============      == =============

Total assets                        $      719,552      $        379,842      $    125,374      $     120,176        $  1,344,944
                                    == =============    == ==============     === =========     == ============      == =============

Six months ended
February 28, 2001 (Page 2 of 3)
(Amounts in Thousands)

                                                                    INPUT AND OTHER SEGMENTS
                                  ----------------------------------------------------------------------------------------------
                                                                                                                   Other            Total Input
                                                         Crop                                                    Operating           and Other
                                                      Production           Petroleum           Feed                Units              Segments
                                                  -- -------------    --- ------------    -- ----------      -- -------------    -- -------------
                 Sales & transfers                $      316,532      $     863,746       $    50,262        $    1,165,359      $     2,395,899
                 Transfers between segments               (1,390)           (10,458)           (5,191)           (1,042,963)          (1,060,002)
                                                  --                  ---                 --                 --                  --
                                                     -------------        ------------       ----------         -------------       -------------
                 Net sales                        $      315,142      $     853,288       $    45,071        $      122,396      $     1,335,897
                                                  == =============    === ============    == ==========      == =============    -- =============

                 Net income (loss)                $          140      $      15,133       $    (2,406)       $       (4,731)     $         8,136
                                                  == =============    === ============    == ==========      == =============    == =============

                 Total assets                     $      808,231      $     431,195       $    54,785        $      113,763      $     1,407,974
                                                  == =============    === ============    == ==========      == =============    == =============

Six months ended
February 29, 2000 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                  ----------------------------------------------------------
                                                                                Total
                                  Refrigerated           World                 Output
                                      Foods              Grain                Segments
                                  --------------     --------------       ------------------
Sales&transfers                 $  2,560,615        $  2,311,944        $      4,872,559
Transfers between segments            (439,254)           (157,637)               (596,891)
                                  --------------     --------------       ------------------
Net sales                         $  2,121,361        $  2,154,307        $      4,275,668
                                  ==============     ==============       ==================

Net income (loss)                 $     21,460       $       4,084        $         25,544
                                  ==============     ==============       ==================

Total assets                      $    710,064       $     897,042        $      1,607,106
                                  ==============     ==============       ==================

Six months ended
February 28, 2001 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                    -------------------------------------------------------
                                                                                Total
                                     Refrigerated            World             Output
                                        Foods                Grain            Segments
                                    ---------------     ----------------   ----------------
Sales & transfers                   $   2,683,095        $   2,574,121      $    5,257,216
Transfers between segments               (422,105)            (218,284)           (640,389)
                                    ---------------     ----------------   ----------------
Net sales                           $   2,260,990        $   2,355,837      $    4,616,827
                                    ===============     ================   ================

Net income (loss)                   $      14,028        $       3,271      $       17,299
                                    ===============     ================   ================

Total assets                        $     790,094        $     970,274      $    1,760,368
                                    ===============     ================   ================

Three months ended
February 29, 2000 (Page 1 of 3)
(Amounts in Thousands)

                                                             CONSOLIDATED SEGMENTS
                                   ---------------------------------------------------------------------------
                                                                  Unallocated
                                          Combined             Corporate Expenses
                                          Segments                                            Consolidated
                                     ------------------     ----------------------      -----------------------
Sales & transfers                    $      3,588,902        $                 -         $          3,588,902
Transfers between segments                   (724,704)                         -                     (724,704)
                                     ------------------     ----------------------      -----------------------
Net sales                            $      2,864,198        $                 -         $          2,864,198
                                     ==================     ======================      =======================

Net income (loss)                    $        (15,897)       $            (6,199)        $            (22,096)
                                     ==================     ======================      =======================

Total assets                         $      2,952,050        $           308,441         $          3,260,491
                                     ==================     ======================      =======================

Three months ended
February 28, 2001 (Page 1 of 3)
(Amounts in Thousands)

                                                            CONSOLIDATED SEGMENTS
                                   -------------------------------------------------------------------------
                                                                 Unallocated
                                         Combined                 Corporate
                                         Segments                 Expenses                  Consolidated
                                     ---------------       ---------------------       ---------------------
Sales & transfers                    $   3,900,907          $                -          $        3,900,907
Transfers between segments                (889,510)                          -                    (889,510)
                                     ---------------       ---------------------       ---------------------
Net sales                            $   3,011,397          $                -          $        3,011,397
                                     ===============       =====================       =====================

Net income (loss)                    $       1,397          $           (2,741)         $           (1,344)
                                     ===============       =====================       =====================

Total assets                         $   3,168,342          $          311,197          $        3,479,539
                                     ===============       =====================       =====================

Three months ended
February 29, 2000 (Page 2 of 3)
(Amounts in Thousands)

                                                                       INPUT AND OTHER SEGMENTS
                                    -----------------------------------------------------------------------------------------------
                                                                                                      Other               Total
                                           Crop                                                     Operating           Input and
                                        Production           Petroleum              Feed              Units               Other
                                                                                                                        Segments
                                    -- -------------    -- ---------------    --- ----------    -- ------------     -- ------------
Sales & transfers                   $      201,251      $        314,946     $    163,502      $    498,881        $   1,178,580
Transfers between segments                    (839)               (9,646)          (9,961)         (423,997)            (444,443)
                                    -- -------------    -- ---------------    --- ---------     -- ------------     -- ------------
Net sales                           $      200,412      $        305,300     $    153,541      $     74,884        $     734,137
                                    == =============    == ===============    === =========     == ============     == ============

Net income (loss)                   $      (11,321)     $         (7,372)    $      1,292      $     (2,071)       $     (19,472)
                                    == =============    == ===============    === =========     == ============     == ============

Total assets                        $      719,552      $        379,842     $    125,374      $    120,176        $   1,344,944
                                    == =============    == ===============    === =========     == ============     == ============

Three months ended
February 28, 2001 (Page 2 of 3)
(Amounts in Thousands)

                                                                    INPUT AND OTHER SEGMENTS
                                  ----------------------------------------------------------------------------------------------
                                                                                                                   Other            Total Input
                                                         Crop                                                    Operating           and Other
                                                      Production           Petroleum            Feed               Units              Segments
                                                  -- -------------     -- ------------    -- -----------     -- -------------    -- -------------
                 Sales & transfers                $      170,867       $      441,624     $        (2)       $      619,374      $    1,231,863
                 Transfers between segments                 (461)              (5,390)             -0-             (560,696)           (566,547)

                                                     -------------        ------------       -----------        -------------       -------------
                 Net sales                        $      170,406       $      436,234     $        (2)       $       58,678      $      665,316
                                                  == =============     == ============    == ===========     == =============    == =============

                 Net income (loss)                $       (1,968)      $       11,482     $    (3,851)       $       (3,256)     $        2,407
                                                  == =============     == ============    == ===========     == =============    == =============

                 Total assets                     $      808,231       $      431,195     $    54,785        $      113,763      $    1,407,974
                                                  == =============     == ============    == ===========     == =============    == =============

Three months ended
February 29, 2000 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                  -----------------------------------------------------------
                                                                                Total
                                  Refrigerated           World                  Output
                                      Foods              Grain                 Segments
                                  --------------     --------------       -------------------
Sales & transfers                 $  1,289,249       $   1,121,073        $      2,410,322
Transfers between segments            (221,542)            (58,719)               (280,261)
                                  --------------     --------------       -------------------
Net sales                         $  1,067,707       $   1,062,354        $      2,130,061
                                  ==============     ==============       ===================

Net income (loss)                 $      2,352       $       1,223        $          3,575
                                  ==============     ==============       ===================

Total assets                      $    710,064       $     897,042        $      1,607,106
                                  ==============     ==============       ===================

Three months ended
February 28, 2001 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                    -------------------------------------------------------
                                                                                Total
                                     Refrigerated           World              Output
                                        Foods               Grain             Segments
                                    ---------------     ---------------    ----------------
Sales & transfers                   $   1,359,414        $   1,309,630      $    2,669,044
Transfers between segments               (204,969)            (117,994)           (322,963)
                                    ---------------     ---------------    ----------------
Net sales                           $   1,154,445        $   1,191,636      $    2,346,081
                                    ===============     ===============    ================

Net income (loss)                   $        (708)       $        (302)     $       (1,010)
                                    ===============     ===============    ================

Total assets                        $     790,094        $     970,274      $    1,760,368
                                    ===============     ===============    ================
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

Farmland’s debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company, and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered, by the option of Farmland to call for redemption certain of its outstanding debt securities, and by the option of holders, under certain circumstances, to request the early redemption of outstanding debt securities. On October 31, 2000, we suspended sales under our debt program. To sell debt under our program, we will need to register additional securities with the Securities and Exchange Commission. Although as of April 16, 2001 we have not filed to register additional securities, management plans to file a registration statement in the near future. This report on Form 10-Q does not constitute an offer of securities; such an offering will only be made through a prospectus. During the six months ended February 28, 2001, the outstanding balance of demand certificates decreased by $5.7 million, and the outstanding balance of subordinated debenture bonds decreased by $11.6 million.

In May 2000, Farmland established a 364 day, $750 million, revolving credit facility (the “Credit Facility”) with a syndicate of banks. At February 28, 2001, Farmland had $545.0 million of short-term borrowings under the Credit Facility. Additionally, $50.4 million of the Credit Facility was utilized to support letters of credit. Farmland pays commitment fees under the Credit Facility, currently equal to 50 basis points annually on the unused portion of the credit. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories and fixed assets. Interest rates under the Credit Facility are based on a spread over the base rate (as defined in the related agreement) or a spread over LIBOR (the London Interbank Offering Rate). The Credit Facility contains covenants related to Farmland’s ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the related agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As calculated at February 28, 2001, availability under the Credit Facility was approximately $86 million.

During April 2001, Farmland and a syndicate of banks reached agreement to amend our Credit Facility agreement. The Credit Facility’s term was extended to November 9, 2001. Subject to debt covenant restrictions, the amended Credit Facility provides a $650 million credit, reduced to a $500 million credit effective August 9, 2001. As specified in the agreement, the available credit will be reduced by proceeds from sales of assets and working capital (other than in the ordinary course of business). Regardless of asset and working capital sales, we will retain a minimum available credit of $400 million. Farmland and the syndicate of banks are working to replace, prior to November 9, 2001, the current credit facility with a long-term $400 million credit facility.

Farmland National Beef Packing Company, L.P. (“FNBPC”) has a $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks and these borrowings are nonrecourse to Farmland or Farmland’s other affiliates. At February 28, 2001, FNBPC had borrowings under this facility of $43.0 million, and $17.9 million of the facility was utilized to support letters of credit. Assets with a carrying value of $270.6 million at February 28, 2001 have been pledged by FNBPC to support its borrowings under the facility.

At February 28, 2001, Tradigrain had $377 million in credit facilities with various international banks. Tradigrain primarily uses these facilities to provide financing and letters of credit to support international grain trading transactions. Obligations of Tradigrain under these facilities are nonrecourse to Farmland and Farmland’s other affiliates. At February 28, 2001, the related borrowings and other commitments totaled $317.9 million.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such arrangements, at February 28, 2001, $7.3 million was borrowed, of which $6.0 million is nonrecourse to Farmland or Farmland’s other affiliates.

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

Net cash used in operating activities totaled $9.6 million during the six months ended February 28, 2001, reflecting increases in inventories, primarily due to the purchase of approximately $59.7 million of crude oil and in-process product concurrent with the dissolution of Cooperative Refining combined with a significant increase in the cost of natural gas (the primary raw material for nitrogen-based crop nutrient inventories), and other assets, partially offset by a decrease in accounts receivable and increases in accounts payable and other liabilities. Major uses of cash during the six months ended February 28, 2001 include $49.8 million for capital expenditures, a $28.8 million decrease in checks and drafts, and $27.0 million to redeem subordinated debt certificates. The major sources of cash were $96.4 million provided by a net increase in net bank loans and notes payable, $17.2 million of cash distributions from ventures, and $15.3 million from the issuance of subordinated debt securities.

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

Results of Operations for Six Months Ended February 28, 2001 compared to Six Months Ended February 29, 2000.

Effective January 1, 2000 and October 1, 2000 we formed a crop production marketing venture (Agriliance) and a feed venture (Land O’Lakes Farmland Feed). We record income (loss) from ventures as equity in net income (loss) of investees in our Condensed Consolidated Statements of Operations. As a result, effective from the date of formation, sales, costs of sales, selling, general and administrative (SG&A) expenses and other income generated by these ventures are not recorded in our Condensed Consolidated Statements of Operations. Therefore, sales, expenses and other income items related to feed and crop production marketing decreased for the six months ended February 28, 2001 compared with the prior year.

Sales for the six months ended February 28, 2001 increased approximately $104 million, or 2%, compared with for the same period last year. This increase is primarily the result of increased sales in our petroleum and world grain businesses, partially offset by a decrease in sales recorded in Farmland’s financial statements due to the formation of our Land O’Lakes Farmland Feed and Agriliance ventures.

For the six months ended February 28, 2001, we had net income of $5.4 million compared with a net loss of $48.6 million for the same period last year. This improvement is primarily due to the combined result of improved margins for our refined fuel, propane, and nitrogen-based plant foods products, our successful effort to reduce selling, general and administrative expense, and our management of natural gas positions, partly offset by an increase in interest expense due to increased interest rates.

Crop Production

In order to enhance the efficiency in marketing crop production products to our members, on January 1, 2000, Farmland, Land O’Lakes, and Cenex Harvest States combined their crop production marketing functions into a new venture, Agriliance. Farmland now sells 100% of our manufactured product to Agriliance, and we no longer need to purchase additional product for resale to meet our members’ demand for fertilizer. For the six months ended February 28, 2001, our unit sales volume was reduced by 48% compared to the same period last year. Unit selling prices for the six months ended February 28, 2001 increased by 51% compared to the same period last year. The net impact was a reduction in crop production sales to $315 million for the six months ended February 28, 2001 compared with crop production sales of $434 million for the same period last year. Both the average unit selling prices of nitrogen-based plant foods and the average unit cost to produce nitrogen-based plant foods have increased from last year. Average unit selling price increased as a result of the temporary closing by various manufacturers of certain nitrogen production facilities, presumably in response to increased natural gas prices. Average unit production cost increased as the price of natural gas, which represents a major cost in the production of nitrogen based fertilizer, has risen substantially since this same period last year. The average price of natural gas for the first six months of fiscal year 2001 was $4.86 per mmbtu compared to $2.43 per mmbtu for the same period last year, which translates to an increased cost of producing anhydrous ammonia of approximately $82 per ton. To better manage our inventory costs, we temporarily stopped production at two locations. To meet spring demand, we resumed production at these two locations during our second quarter of 2001.

Income of the crop production segment increased $44.6 million for the six months ended February 28, 2001 compared with the prior year, primarily as a result of improved margins for nitrogen-based plant foods, reduced administrative expenses, and gains related to discontinued cash flow hedges. With the formation, effective January 1, 2000, of the Agriliance venture, a portion of our nitrogen-based plant food income is now recognized as equity in income of investees, rather than as gross income. Also, certain of crop production’s selling, general and administrative expenses were transferred to Agriliance. Income from crop production’s ventures, including Agriliance, decreased $15.1 million, which was partially offset by a decrease of $7.9 million in crop production’s direct selling, general and administrative expenses.

Petroleum

Sales of the petroleum segment during the six months ended February 28, 2001 increased $177 million, or approximately 26%, compared with the same period last year. This increase was primarily due to an approximate 31% increase in unit prices for refined fuels and an approximate 72% increase in unit prices for propane, partially offset by an approximate 2% decline in unit sales of refined fuels. The increase in price results from a combination of factors, including an effort by OPEC to maintain a relatively high price for crude oil, the diversion of product to other geographic areas with more severe product shortages than the Midwest, and a colder than normal winter throughout much of the United States.

Income for the petroleum segment increased $25.5 million for the six months ended February 28, 2001 compared with the prior period. This increase is primarily due to an increase in the spread between crude oil costs and refined fuel selling prices and to higher propane product prices.

Cooperative Refining, which was 42% owned by Farmland, was dissolved effective December 31, 2000. As a result, during our second quarter income previously recognized as equity in income of investees is now recognized as gross income.

Feed

In order to enhance the size, scale and market position of our feed operations, effective October 1, 2000, Farmland and Land O’Lakes combined feed businesses to form a new venture, Land O’Lakes Farmland Feed. Starting October 1, 2000, we no longer record our feed business’s sales, cost of sales, SG&A expenses and other income in our Condensed Consolidated Statements. Instead, we record only our share of net income (loss) of the venture as equity in net income of investees in our Condensed Consolidated Statements. As a result of forming the venture, the sales of the feed segment as recorded in Farmland’s financial statements decreased $268 million, or approximately 86%, in the six months ended February 28, 2001 compared with the prior year. Income for the feed segment decreased $8.3 million for the six months ended February 28, 2001 compared with the same period last year due primarily to our share of non-recurring costs associated with Land O’Lakes Farmland Feed’s rationalization of its manufacturing facilities.

Refrigerated Foods

Sales in the refrigerated foods segment increased $140 million, or approximately 7%, for the six months ended February 28, 2001 compared with the same period last year. This increase is primarily attributable to a 9% increase in unit selling price and a 2% decrease in unit volume.

Income in the refrigerated foods segment for the six months ended February 28, 2001 decreased $7.4 million compared to the prior period. This decrease is primarily attributable to decreased herd supplies available for processing, which resulted in higher livestock prices, higher natural gas prices due to decreased supply and increased demand during the winter months, and higher labor costs. Also, promotional and advertising expense to enhance brand recognition were approximately $4.2 million higher during the period.

World Grain

Sales of the world grain segment increased $202 million, or approximately 9%, for the period ended February 28, 2001 compared with the same period last year primarily as a result of an increase in average unit selling price. Compared to the same period last year, international sales volume increased approximately 3% offset by a domestic sales volume decrease of 4%. Lower near term wheat prices, inclement weather and governmental producer loan deficiency payments (which require the producer to withhold grain from the market) were the primary causes of the reduced domestic sales volume.

Operating margins for our world grain business increased 23% for the six months ended February 28, 2001 compared to the same period in the prior year. However, reduced third party storage income and increased interest costs resulted in a $0.8 million reduction in world grain segment income for the six months ended February 28, 2001 compared to the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $44.0 million, or approximately 19%, from the same period last year. SG&A expenses directly connected to segments decreased approximately $33.9 million (primarily related to the formation of Agriliance and Land O’Lakes Farmland Feed joint ventures and the sale of our Dubuque, Iowa pork processing plant) and are included in the determination of business segment income. During the six months ended February 28, 2001 compared with the same period last year, Farmland successfully reduced SG&A expenses not identified to business segments decreased by $10.1 million, primarily as a result of increased efficiencies and a reduction in bad debt expense.

Other Income

Other income increased $28.2 million for the six months ended February 28, 2001 compared with the same period last year. Other income directly connected to the segments increased $22.2 million, primarily due to the reclassification into earnings of cash flow hedges because it became probable that the original forecasted transactions would not occur. Other income not directly connected to segments increased $6.0 million for the six months ended February 28, 2001 compared with the same period last year, primarily due to the $4.5 million gain on sale of our 50% ownership interest in One System Group, LLC.

Interest Expense

Net interest expense for six months ended increased $12.1 million compared with the same period last year due primarily to an increase in our effective interest rate.

Results of Operations for Three Months Ended February 28, 2001 compared to Three Months Ended February 29, 2000.

On October 1, 2000, Farmland and Land O’Lakes engaged in a venture (Land O’Lakes Farmland Feed) that combines all aspects of each investor’s feed business. We record income (loss) from ventures as equity in net income of investees in our Condensed Consolidated Statements of Operations. As a result, sales, costs of sales, SG&A expenses and other income generated by ventures are not recorded in our Condensed Consolidated Statements of Operations. Therefore, sales, expenses and other income related to the feed segment decreased for the three months ended February 28, 2001 compared with the prior year.

Consolidated sales for the three months ended February 28, 2001 increased $147 million, or 5%, compared to the same period in the prior year. This increase is primarily the result of increased sales in our petroleum and world grain businesses, partially offset by a decrease in sales recorded in Farmland’s financial statements due to the formation of our Land O’Lakes Farmland Feed and Agriliance ventures.

Our net income improved $20.8 million, from a net loss of $22.1 million for the three months ended February 29, 2000 to a net loss of $1.3 million for the three months ended February 28, 2001. This improvement is primarily due to increased margins for refined fuels, propane, and nitrogen-based plant foods combined with our successful effort to reduce selling, general and administrative expense, partly offset by an increase in interest expense due to increased interest rates.

Crop Production

As a result of forming Agriliance, our unit sales volume for the period was reduced compared to the same period last year. This unit volume decrease was partially offset by a 70% increase in unit selling prices for the three months ended February 28, 2001 compared to the same period last year. The net impact was a reduction in crop production sales to $171 million for the three months ended February 28, 2001 compared with crop production sales of $201 million for the same period last year. Both the average unit selling prices of nitrogen-based plant foods and the average unit cost to produce nitrogen-based plant foods have increased from last year. Average unit selling price increased as a result of the temporary closing by various manufacturers of certain nitrogen production facilities in response to increased natural gas prices. Average unit production cost increased as the price of natural gas, which represents a major cost in the production of nitrogen based fertilizer, has risen substantially since this same period last year. The average price of natural gas for the second three months of fiscal year 2001 was $5.59 compared to $2.38 for the same period last year. This translates to an increased cost of producing anhydrous ammonia of approximately $109 per ton. To better manage our inventory costs, we temporarily stopped production at two locations. To meet spring demand, we resumed production at these two locations during our second quarter of 2001.

The net loss of the crop production segment decreased $9.4 million for the three months ended February 28, 2001 compared with the prior year, primarily as a result of improved margins for nitrogen-based plant foods and gains related to discontinued cash flow hedges. With the formation, effective January 1, 2000, of the Agriliance venture, a portion of our nitrogen-based plant food income is now recognized as equity in income of investees rather than as gross income. Also, certain of crop production’s selling, general and administrative expenses were transferred to Agriliance. Income from crop production’s ventures, including Agriliance, decreased $13.5 million, which was partially offset by a decrease of $3.5 million in crop production’s direct selling, general and administrative expenses.

Petroleum

Sales of the petroleum segment in the three months ended February 28, 2001 increased $131 million, or approximately 43%, compared with the same period last year. This increase was primarily due to an approximate 17% increase in unit prices for refined fuels, an approximate 77% increase in unit prices for propane, and increased unit sales for refined fuels and propane of approximately 5% and 60%, respectively.

The increase in petroleum unit prices results from a combination of factors, including efforts by OPEC to maintain a relatively high price for crude oil, the diversion of product to other geographic areas with more severe product shortages than the Midwest, and a colder than normal winter throughout much of the United States. The substantial increase in unit sales of propane primarily is the result of much colder weather in our geographic sales region than was experienced in the previous year.

Income for the petroleum segment increased $18.9 million for the three months ended February 28, 2001 compared with the prior period. This increase is primarily due to an increase in the spread between crude oil costs and refined fuel and higher propane product prices.

Cooperative Refining, which was 42% owned by Farmland, was dissolved effective December 31, 2000. As a result, income previously recognized as equity in income of investees is now recognized as gross income.

Feed

As a result of forming Land O’Lakes Farmland Feed, we did not record any sales for our feed business during the three months ended February 28, 2001. Income for the feed segment decreased $5.1 million for the three months ended February 28, 2001 compared with the same period last year due primarily to non-recurring costs associated with Land O’Lakes Farmland Feed’s rationalization of its manufacturing facilities. With the formation of Land O’Lakes Farmland Feed, our feed income (loss) is now recognized as equity in income of investees, rather than gross income. Also, feed’s selling, general and administrative expenses have been transferred to our venture.

Refrigerated Foods

Sales in the refrigerated foods segment increased $86.7 million, or approximately 8%, for the three months ended February 28, 2001 compared with the same period last year. This increase is primarily attributable to an 11% increase in unit price offset by a 2% decrease in unit volume.

Despite the increase in unit selling price, our income from the refrigerated foods segment for the three months ended February 28, 2001 decreased $3.1 million compared to the prior period. This decrease is primarily attributable to increased raw material costs combined with increased utility costs, increased labor costs and increased promotional and advertising expense to expand brand recognition.

World Grain

Sales of the world grain segment increased $129 million, or approximately 12%, for the three month period ended February 28, 2001 compared with the same period last year primarily as a result of an increase in average unit selling price. The increase in average selling price was partly offset by a decline in domestic sales volume caused by lower near term wheat prices when compared to deferred wheat selling prices, inclement weather and governmental producer loan deficiency payments.

Although world grain operating margins increased 3%, this increase was offset by a reduction in third party storage income and increased interest costs, resulting in a $1.5 million decrease in world grain segment income for the three months ended February 28, 2001 compared to the same period last year.

Selling, General and Administrative Expenses

For the three months ended February 28, 2001, SG&A expenses decreased $22.7 million, or approximately 20%, from the same period last year. SG&A expenses directly connected to segments decreased approximately $20.8 million (primarily related to the formation of Land O’Lakes Farmland Feed joint venture and the sale of our Dubuque, Iowa pork processing plant) and are included in the determination of business segment income.

Other Income

Other income increased $20.1 million for the three months ended February 28, 2001 compared with the same period last year. Other income directly connected to segments increased $15.9 million, primarily due to the reclassification into earnings of cash flow hedges because it became probable that the original forecasted transactions would not occur. Other income not directly connected to segments increased $4.2 million for the three months ended February 28, 2001 compared with the same period last year. This increase is primarily due to the $4.5 million gain on the sale of our 50% ownership interest in One System Group, LLC.

Interest Expense

Net interest expense for the three months increased $5.4 million compared with the same period last year due primarily to an increase in our effective interest rate.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ” was issued by the FASB and is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000 (our fiscal year 2001). We are currently evaluating the impact, if any, that adoption of these provisions would have on our financial statements.

Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” was issued in December 1999 by the staff of the SEC and is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We anticipate that the adoption of SAB 101 will not have a significant effect on our financial statements.

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

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and made in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon our business, the anticipated expenditures for environmental remediation, our ability to complete, in the near term, a filing to register additional subordinated debt securities, our ability to negotiate a new Credit Facility, the impact of pending EPA regulations related to sulfur content in refined fuels and the sufficiency of our arrangements for capital. Discussion containing such forward-looking statements is found in the material set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
             Exhibit No.                              Description of Exhibits
           --------------           -------------------------------------------------------------

                4.(ii)B             Second Amendment to Credit Agreement dated April 12, 2001
               10.(iii)I            Long Term Incentive Plan dated February 22, 2001.
               10.(iii)J            Employment  agreement  between  Farmland  and Mr.  Robert  Terry, dated December 1, 2000.
               10.(iii)K            Employment  agreement  between  Farmland  and Mr.  John  Berardi, dated April 6, 2001.

(b) Reports on Form 8-K

On December 6, 2000 Farmland filed a report on Form 8-K, Item 5, “Other Events”. The report described the anticipated earnings for the first quarter of 2001, before the effect of income taxes.

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
Date: April 16, 2001