Form 10-Q
period 2001-05-31
FARMLAND INDUSTRIES INC
filed 2001-07-11
CIK 34616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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

                         Registrant's telephone number, including area code: 816-713-7000

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

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                      ASSETS

                                                                        August 31                 May 31
                                                                          2000                     2001
                                                                     ----------------         ----------------
                                                                              (Amounts in Thousands)
  Accounts receivable - trade................................ $      740,026          $        720,096
  Inventories (Note 2).......................................        832,687                   690,645
  Other current assets.......................................      252,716                     198,063
                                                              -----------------       ------------------

        Total Current Assets................................. $    1,825,429          $      1,608,804
                                                              -----------------       ------------------

Investments and Long-Term Receivables (Note 3)............... $      399,889          $        373,755
                                                              -----------------       ------------------

Property, Plant and Equipment:
  Property, plant and equipment, at cost..................... $    1,787,614          $      1,699,741
     Less accumulated depreciation and
     amortization............................................        960,652                   939,511
                                                                ---------------         ----------------

  Net Property, Plant and Equipment.......................... $      826,962          $        760,230
                                                              -----------------       ------------------

Other Assets                                                  $      229,907          $        234,505
                                                              -----------------       ------------------

Total Assets                                                  $    3,282,187          $      2,977,294
                                                              =================       ==================

    See accompanying Notes to Consolidated Financial Statements

                                     FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                             LIABILITIES AND EQUITIES

                                                                             August 31             May 31
                                                                                2000                2001
                                                                       --------------------- -------------------
                                                                                (Amounts in Thousands)
Current Liabilities:
    Short-term notes payable ........................................  $        689,477       $         484,772
    Current maturities of long-term debt ............................            32,222                  46,315
    Accounts payable - trade.........................................           345,286                 338,929
    Customer advances on product purchases...........................           120,731                  76,722
    Other current liabilities........................................           422,811                 435,167
                                                                       ------------------     ------------------

         Total Current Liabilities...................................  $      1,610,527       $       1,381,905
                                                                       ------------------     ------------------

Long-Term Liabilities:
    Long-term borrowings (excluding current maturities)..............  $        646,160       $         622,002
    Other long-term liabilities......................................            40,134                  37,931
                                                                       ------------------     ------------------

         Total Long-Term Liabilities.................................  $        686,294       $         659,933
                                                                       ------------------     ------------------

Deferred Income Taxes................................................  $         54,676       $          51,401
                                                                       ------------------     ------------------

Minority Owners' Equity in Subsidiaries..............................  $         49,459       $          57,939
                                                                       ------------------     ------------------

Net Income (loss) (Note 1)...........................................  $             -0-      $         (37,063)
                                                                       ------------------     ------------------

Capital Shares and Equities:
    Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
     cumulative redeemable preferred shares, stated
     at redemption value, $50 per share..............................  $        100,000       $         100,000
    Common shares, $25 par value--Authorized
      50,000,000 shares..............................................           522,876                 530,074
    Accumulated Other Comprehensive Income (net of
    deferred tax benefit of $2,745 at May 31, 2001) (Notes 4
 ........and 5)                                                                      111                 (15,364)
    Earned surplus and other equities................................           258,244                 248,469
                                                                       ------------------     ------------------

         Total Capital Shares and Equities...........................  $        881,231       $         863,179
                                                                       ------------------     ------------------

Contingent Liabilities and Commitments (Note 6)

Total Liabilities and Equities.......................................  $      3,282,187       $       2,977,294
                                                                       ==================     ==================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Nine Months Ended
                                                              ---------------------------------------
                                                                    May 31              May 31
                                                                     2000                2001
                                                              ------------------- -------------------
                   (Amounts in Thousands)
 Sales.........................................................$     8,840,331    $        9,176,444
 Cost of sales.................................................      8,473,560            8,815,601
                                                               -----------------  --------------------

 Gross income..................................................$       366,771    $         360,843
                                                               -----------------  --------------------

 Selling, general and administrative expenses..................$       360,446    $         300,111
                                                               -----------------  --------------------

 Restructuring and other charges (Note 7)......................$             0    $          79,788
                                                               -----------------  --------------------

 Other income (deductions):
     Interest expense, net.....................................$      (72,121)    $         (85,102)
                       Other, net (Note 5).......................................         33,466               21,906
                                                                                 -----------------  --------------------
 Total other income (deductions)..............................$       (38,655)   $         (63,196)
                                                              ------------------ --------------------

  Loss before equity in net income of investees, minority
       owners' interest in net (income) of subsidiaries, income
       tax benefit, and cumulative effect of changes
       in accounting principles, net of income tax expense......$       (32,330)   $         (82,252)

    Equity in net income of investees (Note 3) ...................         33,668               22,265

    Minority owners' interest in net (income)
         of subsidiaries...........................................       (15,737)             (15,807)
                                                                  -----------------  --------------------

    Loss before income tax benefit and cumulative
        effect of changes in accounting principles,
        net of income tax expense.................................$       (14,399)   $         (75,794)

    Income tax benefit............................................          2,815               18,955
                                                                  -----------------  --------------------

    Loss before cumulative effect of changes in
        accounting principles.....................................$       (11,584)             (56,839)

    Cumulative effect of changes in accounting for
        derivative financial instruments and planned major
        maintenance costs, net of $3,313 income
        tax expense (Notes 5 and 8)...............................          -0-                 19,776
                                                                  -----------------  --------------------

    Net loss                                                      $    (11,584)      $         (37,063)
                                                                  =================  ====================

    Pro forma net loss assuming use of the direct expense
        method of accounting for planned major
        maintenance costs (Note 8)................................       (13,508)    $         (43,333)                                                                             $
                                                                  =================  ====================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                      -----------------------------------------------
                                                             May 31                  May 31
                                                              2000                    2001
                                                      ---------------------- ------------------------
                      (Amounts in Thousands)

   Sales.......................................................$.    2,991,668      $        3,223,720
   Cost of sales.................................................    2,860,349               3,085,509
                                                               -----------------    --------------------

   Gross income................................................$.      131,319      $          138,211
                                                               -----------------    --------------------

   Selling, general and administrative expenses................$.      122,934      $          106,611
                                                               -----------------    --------------------

   Restructuring and other charges (Note 7)....................$.           -0-     $          79,788
                                                               -----------------    --------------------

   Other income (deductions):
       Interest expense, net...................................$.     (23,314)      $         (24,237)
                         Other, net (Note 5).......................................      38,424                  (1,303)
                                                                                 -----------------    --------------------
   Total other income (deductions)............................$..       15,110     $         (25,540)
                                                              ------------------   --------------------

    Income (loss) before equity in net income (loss) of
         investees, minority owners' interest in net (income)
         of subsidiaries and income tax (expense)               $        23,495      $         (73,728)
         benefit.........

      Equity in net income of investees (Note 3) ...................        28,609                 21,121

      Minority owners' interest in net (income)
          of subsidiaries...........................................        (6,352)                (6,717)
                                                                  ------------------   --------------------

      Income (loss) before income tax benefit.....................$.        45,752     $         (59,324)

      Income tax (expense) benefit..................................       (8,698)                  16,892
                                                                  -----------------    --------------------

      Net income (loss)...........................................$.        37,054     $         (42,432)
                                                                  ==================   ====================

      Pro forma net income (loss) assuming use of the direct
      expense method of accounting for planned major
      maintenance costs (Note 8)..................................$.       38,959      $         (42,432)
                                                                  ==================   ====================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                           Nine Months Ended
                                                                              ---------------------------------------------
                                                                                   May 31                     May 31
                                                                                    2000                       2001
                                                                              ------------------         ------------------
                                                                                         (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................................   $    (11,584)              $       (37,063)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
      Depreciation and amortization..........................................         79,337                        82,266
      Equity in net (income) of investees....................................        (33,668)                      (22,265)
      Asset impairment.......................................................             -0-                       67,567
      Other..................................................................        (35,443)                       21,271
    Changes in assets and liabilities:
       Accounts receivable...................................................        119,057                        17,482
       Inventories...........................................................        (99,830)                      195,581
       Other assets..........................................................         59,091                        (5,373)
       Accounts payable......................................................        (94,891)                       (6,357)
       Other liabilities.....................................................         34,035                       (27,021)
                                                                              ------------------         ------------------
Net cash provided by operating activities....................................   $     16,104               $       286,088
                                                                              ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................................   $    (73,625)              $       (79,667)
Distributions from joint ventures............................................         17,793                        21,429
Additions to investments and notes receivable................................        (39,410)                      (14,242)
Acquisition of other long-term assets........................................        (27,622)                      (12,782)
Proceeds from disposal of investments and notes receivable...................         67,761                        24,099
Proceeds from sale of fixed assets...........................................          5,407                         7,977
                                                                              ------------------         ------------------
Net cash used in investing activities....................................     $      (49,696)            $         (53,186)
                                                                              ------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds................................................ $       (6,054)            $              -0-
Payments of dividends........................................................         (6,004)                       (6,000)
Proceeds from bank loans and notes payable...................................      1,055,978                     2,798,262
Payments on bank loans and notes payable.....................................     (1,053,593)                   (2,982,175)
Proceeds from issuance of subordinated debt certificates.....................         51,400                        15,328
Payments for redemption of subordinated debt certificates....................        (28,830)                      (37,962)
Increase (decrease) of checks and drafts outstanding.........................         23,039                        (5,672)
Net decrease in demand loan certificates.....................................         (1,048)                       (7,382)
Other                                                                                 (1,296)                       (7,301)
                                                                              ------------------         ------------------
Net cash provided by financing activities.................................... $       33,592             $        (232,902)
                                                                              ------------------         ------------------

Net decrease in cash and cash equivalents.................................... $           -0-            $              -0-
Cash and cash equivalents at beginning of period.............................             -0-                           -0-
                                                                              ------------------         ------------------
Cash and cash equivalents at end of period................................... $           -0-            $              -0-
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

In accordance with the bylaws of Farmland, we determine annually the members’ portion of income or loss before income taxes. From this amount, patronage refunds are distributed or losses are allocated to our members.

Farmland does not provide for patronage refunds in our interim financial statements as:

  we determine the amount of members' income and the amount of members' loss only after the end of the fiscal year;
  after consideration of member losses (if any), the Board of Directors, in its sole discretion, then determines the amount of     patronage refund to be paid in cash and the portion to be paid in Farmland equity (common shares, associate member     common shares and capital credits); and
  the amount of income appropriated to earned surplus is dependent on the amount of patronage refunds and the handling of     members' losses (if any).

Therefore, the amount of net loss for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of May 31, 2001.

(2) Inventories

                                                   August 31                 May 31

                                                      2000                    2001
                                               -------------------     --------------------
                                                         (Amounts in Thousands)
Finished and in-process products..............  $        750,057       $           544,883
Materials.....................................            16,939                    81,510
Supplies......................................            65,691                    64,252
                                                ------------------     --------------------
                                                $        832,687       $           690,645
                                                ==================     ====================

On December 31, 2000, Cooperative Refining, LLC was dissolved and our equity investment of $54.4 million was returned to us in the form of crude oil and in-process petroleum inventories. On May 4, 2001 Farmland formed a grain marketing relationship with Archer Daniels Midland Co. (ADM). ADM/Farmland Inc., a wholly-owned subsidiary of ADM, purchased substantially all of Farmland’s United States grain inventories, totaling approximately $120 million. ADM/Farmland will lease and operate Farmland’s grain elevators throughout the United States. The leases are structured to cover all of Farmland’s costs related to the elevators, and Farmland has a 50% interest in the earnings and losses of ADM/Farmland.

At May 31, 2001, the carrying value of our crude oil and refined petroleum inventories stated under the lower of LIFO cost or market was $143.3 million which was approximately $72.9 million less than the market value of these inventories.

(3) Summarized Financial Information of Investees Accounted for by the Equity Method
                                                 Nine Months Ended                      Three Months Ended
                                        ------------------------------------   --------------------------------------
                                             May 31             May 31               May 31              May 31
                                              2000               2001                 2000                2001
                                        -----------------   ----------------    -----------------   -----------------
                                                                   (Amounts in Thousands)
Net sales...............................  $  2,909,416      $  5,582,556       $   1,283,564        $    2,415,646
                                        =================  =================   =================    =================
Net income (loss).......................  $    107,720      $       44,805     $      100,167       $       74,993
                                        =================  =================   =================    =================
Farmland's equity in net income.........  $     33,668      $       22,265     $       28,609       $       21,121
                                        =================  =================   =================    =================
Our investments accounted for by the equity method consist principally of :
  50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem Limited;
  beginning January 1, 2000, an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture;
  through December 31, 2000, an approximate 42% equity interest in Cooperative Refining, LLC, which operated two refineries; and
  beginning October 1, 2000, an approximate 28% equity interest (adjusted to an approximate 26% equity interest as of January 1, 2001) in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products.

At May 31, 2001, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $61.3 million.

(4) Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) during the nine months ended May 31, 2001 were as follows:
                                                        Cash Flow            Foreign Currency             Total
                                                         Hedges                Translation                 AOCI
                                                     ----------------     -----------------------    -----------------
Balance at August 31, 2000......................     $          -0-       $               111        $           111
Foreign currency translation adjustment.........                -0-                       (18)                   (18)
Transition adjustment, net of tax...............            25,653                         -0-                25,653
Net gain on cash flow hedges, net of tax........            17,138                         -0-                17,138
Less reclassification adjustments, net of tax...           (58,248)                        -0-               (58,248)
                                                     -- -------------     ------ ----------------    ---- ------------
Balance at May 31, 2001.........................     $     (15,457)       $                93        $       (15,364)
                                                     == =============     ====== ================    ==== ============

Comprehensive income for the nine and three months ended May 31, 2001 is as follows:

                                                                        Nine Months             Three Months Ended
                                                                           Ended
                                                                        May 31, 2001               May 31, 2001
                                                                      -----------------         -------------------
Net loss.........................................................      $     (37,063)           $      (42,432)
                                                                      --- -------------         -- ----------------
Net gains (losses) arising during the period
    Cash flow hedges:
         Net derivative transition gain..........................      $      30,208                        -0-            $
         Net derivative gains(losses) during period..............             20,181                   (21,319)
         Reclassification adjustment.............................            (68,591)                  (33,031)
    Foreign currency translation adjustment......................                (18)                        2
                                                                      --- -------------         -- ----------------
Other comprehensive income before tax............................      $     (18,220)           $      (54,348)
Income tax benefit related to items of
    other comprehensive income...................................      $       2,745            $        8,195
                                                                      --- -------------         -- ----------------
Other comprehensive income (loss)................................      $     (15,475)           $      (46,153)
                                                                      --- -------------         -- ----------------
Comprehensive income (loss)......................................      $     (52,538)           $      (88,585)
                                                                      === =============         == ================

(5) Derivative Financial Instruments

Effective September 1, 2000, we adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge. As a result, certain of our segments hold derivative instruments, such as exchange traded grain, crude oil and live hog futures, and foreign currency forward positions that we believe provide an economic hedge of future transactions, but have not been designated as a hedge. Gains or losses related to these derivative instruments are classified as a component of other income. All derivative instruments are recorded in our balance sheet at fair value. The cumulative effect of this change in accounting principle at September 1, 2000 was to increase income by $13.5 million. (Net of an income tax expense of $2.2 million).

Farmland also uses derivative financial instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products.

To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk. These instruments may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. The amount of hedge ineffectiveness was immaterial for the three and nine months ended May 31, 2001.

As of May 31, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. Gains and losses recorded in accumulated other comprehensive income (“AOCI”) are reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold. As a result, we anticipate that substantially all gains and losses in AOCI as of May 31, 2001 will be reclassified into earnings within the next twelve months. Gains and losses in AOCI may fluctuate until the related contract is closed. During the nine months ended May 31, 2001, after tax net gains of approximately $69.0 million related to derivative instruments included in AOCI as a result of the September 1, 2000 transition adjustment were reclassified into net income. During the nine months ended May 31, 2001, approximately $18.8 million was reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur.

(6) Contingencies

Farmland is aware of probable obligations under state and federal environmental laws at a number of properties. At May 31, 2001 and at August 31, 2000, we had an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $18.0 million and $12.9 million, respectively. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing these environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management’s opinion, it is reasonably possible that, in addition to the $18.0 million which has been accrued at May 31, 2001, Farmland may incur $14.4 million of costs for these matters.

Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.1 million at May 31, 2001 (and are in addition to the $18.0 million accrual and the $14.4 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations, and we do not plan to terminate these operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

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

(7) Restructuring and Other Charges

During May 2001, the Board of Directors approved a plan to close certain facilities and exit nonstrategic businesses. Accordingly, we recorded a charge to operations of approximately $79 million. Our wheat gluten plant located in Russell, Kansas was closed during May 2001 due to low market prices. To improve our refrigerated foods cost structure, we are closing unprofitable meat facilities. During the third quarter, we also sold our wholly-owned subsidiary, Farmland-Atwood, to ADM and we sold substantially all of our U.S. grain inventories to ADM/Farmland Inc., which is a wholly-owned subsidiary of ADM. ADM/Farmland will lease and operate Farmland’s grain elevators throughout the United States, and Farmland will receive a 50% share of the earnings or losses of ADM/Farmland. As a part of our transactions with ADM, we leased or sold assets which generated sales of $1.9 billion during the year ended August 31, 2000 and $1.6 billion during the nine months ended May 31, 2001.

As a result of the facility closings discussed above, we recognized approximately $28 million of impairment charges on the related long-lived assets. Assets which can be readily sold were revalued at their used market value. Assets which cannot be used or sold were valued at their salvage value, if any. Carrying value of these assets as of May 31, 2001, after recognition of impairment charges, was approximately $5 million. Goodwill associated with facilities closed or businesses sold was written-off from our balance sheet, resulting in an approximate $13 million charge to expense. Over the past few years, we implemented enterprise-wide software for operational and financial reporting. The software was configured to support nearly all of our domestic operations. In accordance with generally accepted accounting principles, certain software development and implementation costs were capitalized. During the third quarter of 2001, we charged to expense approximately $26 million of capitalized software costs related to operations which have been closed, sold or contributed to ventures.

As a result of restructuring and other charges recognized during our third quarter, for the three and nine months ended May 31, 2001, world grain’s income decreased approximately $12 million, refrigerated foods’ income decreased approximately $17 million, petroleum’s income decreased approximately $3 million, other operating units’ income decreased approximately $21 million, and unallocated corporate expenses increased approximately $26 million.

Included in the restructuring and other charges is an approximate $4 million accrual of termination benefits associated with the separation of approximately 450 employees. The charge includes approximately $2 million for administrative employees, and approximately $2 million for production employees. Through June 2001, approximately 60 of the planned employee separations were completed, and employees received cash severance payments totaling approximately $1.5 million. This cash outlay was funded through cash from operations. Also included in the restructuring and other charges is $8 million of other costs, including the costs to terminate certain long term contracts, to recognize certain environmental expenses, and to reduce supply inventories to net realizable value. As of May 31, 2001, included in other current liabilities were approximately $11 million of accruals related to these restructuring and other charges.

(8) Planned Major Maintenance Costs

Effective September 1, 2000, based on a proposed Statement of Position issued by the Accounting Standards Executive Committee of the AICPA during September, 2000, Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its manufacturing and processing facilities from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because, prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to perform such services. The effect of this change at September 1, 2000 was a $6.3 million benefit (net of income taxes of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations for the nine months ended May 31, 2001. Had this new accounting method been applied in the three months ended May 31, 2000, the effect would have been to increase our net income by $1.9 million (net of an income tax expense of $0.3 million). For the nine months ended May 31, 2000, the effect would have been to increase net loss by $1.9 million (net of an income tax benefit of $0.3 million).

(9) Industry Segment Information

Beginning September 1, 2000, Farmland began allocating certain interest expense based on net assets employed by each segment and allocating certain corporate service expenses based on estimated use of the service by each segment. Segment results for the nine months and three months ended May 31, 2000 were restated to conform to our current operational structure and our current method of allocation.

Nine months ended
May 31, 2000 (Page 1 of 3)
(Amounts in Thousands)

                                                             CONSOLIDATED SEGMENTS
                                   --------------------------------------------------------------------------
                                                                  Unallocated
                                          Combined             Corporate Expenses
                                          Segments                                           Consolidated
                                     ------------------     ----------------------      ---------------------
Sales & transfers                    $     11,188,551        $                           $        11,188,551
Transfers between segments                 (2,348,220)                                            (2,348,220)
                                     ------------------     ----------------------      ---------------------
Net sales                            $      8,840,331        $                           $         8,840,331
                                     ==================     ======================      =====================

Net income (loss)                    $         42,555        $           (54,139)        $           (11,584)
                                     ==================     ======================      =====================

Total assets                         $      2,976,619        $           307,026         $         3,283,645
                                     ==================     ======================      =====================

Nine months ended
May 31, 2001 (Page 1 of 3)
(Amounts in Thousands)

                                                          CONSOLIDATED SEGMENTS
                                   ------------------------------------------------------------------------
                                                                 Unallocated
                                         Combined                 Corporate
                                         Segments                 Expenses                  Consolidated
                                     ---------------       ---------------------       --------------------
Sales &transfers                    $  11,622,445          $                           $      11,622,445
Transfers between segments             (2,446,001)                                             (2,446,001)
                                     ---------------       ---------------------       --------------------
Net sales                            $   9,176,444          $                           $       9,176,444
                                     ===============       =====================       ====================

Net income (loss)                    $         503          $          (37,566)         $         (37,063)
                                     ===============       =====================       ====================

Total assets                         $ 2,701,576            $          275,718          $       2,977,294
                                     ===============       =====================       ====================

Nine months ended
May 31, 2000 (Page 2 of 3)
(Amounts in Thousands)

                                                                      INPUT AND OTHER SEGMENTS
                                   ---------------------------------------------------------------------------------------------------
                                                                                                     Other              Total Input
                                          Crop                                                     Operating             and Other
                                       Production            Petroleum            Feed               Units                Segments
                                   -- --------------    -- --------------    -- ----------    -- ---------------    -- ---------------
Sales & transfers                  $      768,533       $      1,034,346     $   503,307      $    1,624,276        $    3,930,462
Transfers between segments                 (4,252)              (15,659)         (41,735)        (1,372,538)           (1,434,184)
                                                        --                   --               --                    --
                                   -- --------------       --------------       ----------       ---------------       ---------------
Net sales                          $      764,281       $      1,018,687     $   461,572      $      251,738        $    2,496,278
                                   == ==============    == ==============    == ==========    == ===============    == ===============

Net income (loss)                  $        5,617       $         (1,108)    $     8,346      $          348        $       13,203
                                   == ==============    == ==============    == ==========    == ===============    == ===============

Total assets                       $      679,054       $        422,203     $   119,872      $      117,622        $    1,338,751
                                   == ==============    == ==============    == ==========    == ===============    == ===============

Nine months ended
May 31, 2001 (Page 2 of 3)
(Amounts in Thousands)

                                                                  INPUT AND OTHER SEGMENTS
                                  ------------------------------------------------------------------------------------------------
                                                                                                                  Other             Total Input
                                                         Crop                                                   Operating            and Other
                                                      Production           Petroleum           Feed               Units               Segments
                                                  -- -------------    --- ------------    -- ----------    -- --------------    -- ---------------
                 Sales& transfers                $      596,949      $   1,313,635       $    50,262      $    1,734,350       $     3,695,196
                 Transfers between segments               (1,391)             (15,366)         (5,191)         (1,536,260)           (1,558,208)
                                                  --                  ---                 --               --                   --
                                                     -------------        ------------       ----------       -------------        ---------------
                 Net sales                        $      595,558      $   1,298,269       $    45,071      $      198,090       $     2,136,988
                                                  == =============    === ============    == ==========    == =============     -- ===============

                 Net income (loss)                $       (3,432)     $        54,708     $    (1,836)     $      (27,246)      $        22,194
                                                  == =============    === ============    == ==========    == ==============    == ===============

                 Total assets                     $      748,694      $       442,387     $    55,191      $      101,795       $     1,348,067
                                                  == =============    === ============    == ==========    == ==============    == ===============

Nine months ended
May 31, 2000 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                  ----------------------------------------------------------
                                                                                Total
                                  Refrigerated           World                 Output
                                      Foods              Grain                Segments
                                  --------------     --------------       ------------------
Sales & transfers                 $ 3,945,106        $   3,312,983        $      7,258,089
Transfers between segments            (684,459)          (229,577)                (914,036)
                                  --------------     --------------       ------------------
Net sales                         $ 3,260,647        $   3,083,406        $      6,344,053
                                  ==============     ==============       ==================

Net income (loss)                 $     33,003       $      (3,651)       $         29,352
                                  ==============     ==============       ==================

Total assets                      $    746,202       $     891,666        $      1,637,868
                                  ==============     ==============       ==================

Nine months ended
May 31, 2001 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                    -------------------------------------------------------
                                                                                Total
                                     Refrigerated            World             Output
                                        Foods                Grain            Segments
                                    ---------------     ----------------   ----------------
Sales & transfers                   $   4,091,635        $   3,835,614      $    7,927,249
Transfers between segments               (655,731)            (232,062)           (887,793)
                                    ---------------     ----------------   ----------------
Net sales                           $   3,435,904        $   3,603,552      $    7,039,456
                                    ===============     ================   ================

Net income (loss)                   $       4,937        $     (26,628)     $      (21,691)
                                    ===============     ================   ================

Total assets                        $     772,482        $     581,027      $    1,353,509
                                    ===============     ================   ================

Three months ended
May 31, 2000 (Page 1 of 3)
(Amounts in Thousands)

                                                             CONSOLIDATED SEGMENTS
                                   ---------------------------------------------------------------------------
                                                                  Unallocated
                                          Combined             Corporate Expenses
                                          Segments                                            Consolidated
                                     ------------------     ----------------------      -----------------------
Sales & transfers                    $      3,814,881        $                           $        3,814,881
Transfers between segments                   (823,213)                                             (823,213)
                                     ------------------     ----------------------      -----------------------
Net sales                            $      2,991,668        $                           $        2,991,668
                                     ==================     ======================      =======================

Net income (loss)                    $         66,123        $           (29,069)        $           37,054
                                     ==================     ======================      =======================

Total assets                         $      2,976,619        $           307,026         $        3,283,645
                                     ==================     ======================      =======================

Three months ended
May 31, 2001 (Page 1 of 3)
(Amounts in Thousands)

                                                            CONSOLIDATED SEGMENTS
                                   -------------------------------------------------------------------------
                                                                 Unallocated
                                         Combined                 Corporate
                                         Segments                 Expenses                  Consolidated
                                     ---------------       ---------------------       ---------------------
Sales & transfers                    $    3,969,330         $                           $        3,969,330
Transfers between segments               (745,610)                                                (745,610)
                                     ---------------       ---------------------       ---------------------
Net sales                            $   3,223,720          $                           $        3,223,720
                                     ===============       =====================       =====================

Net income (loss)                    $     (24,932)         $          (17,500)         $          (42,432)
                                     ===============       =====================       =====================

Total assets                         $   2,701,576          $          275,718          $        2,977,294
                                     ===============       =====================       =====================

Three months ended
May 31, 2000 (Page 2 of 3)
(Amounts in Thousands)

                                                                       INPUT AND OTHER SEGMENTS
                                    -----------------------------------------------------------------------------------------------
                                                                                                      Other               Total
                                           Crop                                                     Operating           Input and
                                        Production           Petroleum              Feed              Units               Other
                                                                                                                        Segments
                                    -- -------------    -- ---------------    --- ----------    -- ------------     -- ------------
Sales & transfers                   $      332,659      $         347,930     $     163,211     $     585,551       $  1,429,351
Transfers between segments                  (2,483)               (6,013)           (14,222)         (483,350)           (506,068)
                                    -- -------------    -- ---------------    --- ---------     -- ------------     -- ------------
Net sales                           $      330,176      $         341,917     $     148,989     $     102,201       $     923,283
                                    == =============    == ===============    === =========     == ============     == ============

Net income (loss)                   $       50,076      $            9,270    $       2,417     $         552       $      62,315
                                    == =============    == ===============    === =========     == ============     == ============

Total assets                        $      679,054      $         422,203     $     119,872     $     117,622       $  1,338,751
                                    == =============    == ===============    === =========     == ============     == ============

Three months ended
May 31, 2001 (Page 2 of 3)
(Amounts in Thousands)

                                                                    INPUT AND OTHER SEGMENTS
                                  ----------------------------------------------------------------------------------------------
                                                                                                                   Other            Total Input
                                                         Crop                                                    Operating           and Other
                                                      Production           Petroleum            Feed               Units              Segments
                                                  -- -------------     -- ------------    -- -----------     -- -------------    -- -------------
                 Sales & transfers                $      280,417       $      449,889     $                  $      568,991      $  1,299,297
                 Transfers between segments                   (1)              (4,908)                             (493,297)           (498,206)
                                                  --                   --                 --                 --                  --
                                                     -------------        ------------       -----------        -------------       -------------
                 Net sales                        $      280,416       $      444,981     $                  $       75,694      $      801,091
                                                  == =============     == ============    == ===========     == =============    == =============

                 Net income (loss)                $       (3,572)      $       39,575     $       570        $      (22,515)     $       14,058
                                                  == =============     == ============    == ===========     == =============    == =============

                 Total assets                     $      748,694       $      442,387     $    55,191        $      101,795      $    1,348,067
                                                  == =============     == ============    == ===========     == =============    == =============

Three months ended
May 31, 2000 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                  -----------------------------------------------------------
                                                                                Total
                                  Refrigerated           World                  Output
                                      Foods              Grain                 Segments
                                  --------------     --------------       -------------------
Sales & transfers                 $ 1,384,491        $   1,001,039        $      2,385,530
Transfers between segments            (245,205)           (71,940)                (317,145)
                                  --------------     --------------       -------------------
Net sales                         $ 1,139,286        $     929,099        $      2,068,385
                                  ==============     ==============       ===================

Net income (loss)                 $     11,543       $      (7,735)       $          3,808
                                  ==============     ==============       ===================

Total assets                      $    746,202       $     891,666        $      1,637,868
                                  ==============     ==============       ===================

Three months ended
May 31, 2001 (Page 3 of 3)
(Amounts in Thousands)

                                                       OUTPUT SEGMENTS
                                    -------------------------------------------------------
                                                                                Total
                                     Refrigerated           World              Output
                                        Foods               Grain             Segments
                                    ---------------     ---------------    ----------------
Sales &ransfers                   $   1,408,540        $   1,261,493      $ 2,670,033
Transfers between segments               (233,626)             (13,778)         (247,404)
                                    ---------------     ---------------    ----------------
Net sales                           $   1,174,914        $   1,247,715      $ 2,422,629
                                    ===============     ===============    ================

Net income (loss)                   $      (9,091)       $     (29,899)     $    (38,990)
                                    ===============     ===============    ================

Total assets                        $     772,482        $     581,027      $ 1,353,509
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

Farmland’s debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company, and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered, by the option of Farmland to call for redemption certain of its outstanding debt securities, and by the option of holders, under certain circumstances, to request the early redemption of outstanding debt securities. On October 31, 2000, we suspended sales under our debt program. To sell debt under our program, we will need to register additional securities with the Securities and Exchange Commission. Although we have not filed to register additional securities, management plans to file a registration statement in the near future. This report on Form 10-Q does not constitute an offer of securities; such an offering will only be made through a prospectus. During the nine months ended May 31, 2001, the outstanding balance of demand certificates decreased by $7.4 million, and the outstanding balance of subordinated debenture bonds decreased by $22.6 million.

In May 2000, Farmland established a 364 day, $750 million, revolving credit facility (the “Credit Facility”) with a syndicate of banks. During April 2001, Farmland and a syndicate of banks reached an agreement to amend our Credit Facility agreement. The Credit Facility’s term was extended to November 9, 2001. Subject to debt covenant restrictions, the amended Credit Facility provides a $650 million credit, reduced to a $500 million credit effective August 9, 2001. As specified in the agreement, the available credit will be reduced by proceeds from sales of assets and working capital (other than in the ordinary course of business). As of May 31, 2001, our Credit Facility had been reduced to an approximate $550 million credit. Regardless of asset and working capital sales, we will retain a minimum available credit of $400 million through November 9, 2001. Farmland is working to replace, prior to November 9, 2001, the current credit facility with a long-term credit facility. However, no assurance of completion can be given. At May 31, 2001, Farmland had $319.3 million of short-term borrowings under the Credit Facility. Additionally, $49.9 million of the Credit Facility was utilized to support letters of credit. Farmland pays commitment fees under the Credit Facility based on the unused portion of the credit. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories, fixed assets, and certain investments. Interest rates under the Credit Facility are based on a spread over the base rate (as defined in the related agreement) or a spread over LIBOR (the London Interbank Offering Rate). The Credit Facility contains covenants related to Farmland’s ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the related agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As calculated at May 31, 2001, availability under the Credit Facility was approximately $132 million.

Farmland National Beef Packing Company, L.P. (“FNBPC”) has a $130.0 million credit facility which expires March 31, 2003. This facility is provided by various participating banks, and borrowings are nonrecourse to Farmland or Farmland’s other affiliates. At May 31, 2001, FNBPC had borrowings under this facility of $34.9 million, and $16.9 million of the facility was utilized to support letters of credit. Assets with a carrying value of $263.5 million at May 31, 2001 have been pledged by FNBPC to support its borrowings under the facility.

At May 31, 2001, Tradigrain had $377 million in credit facilities with various international banks. Tradigrain primarily uses these facilities to provide financing and letters of credit to support international grain trading transactions. Obligations of Tradigrain under these facilities are nonrecourse to Farmland and Farmland’s other affiliates. At May 31, 2001, the related borrowings and other commitments totaled $294.8 million.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such arrangements, at May 31, 2001, $5.7 million was borrowed, which are nonrecourse to Farmland.

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

Although our net loss through the nine months ended May 31, 2001 increased to $37.1 million from $11.6 million through the nine months ended May 31, 2000, cash provided by operating activities increased $270 million during the nine months ended May 31, 2001 compared with the same period last year. This increase in cash is primarily due to our decreased level of U.S. grain inventories and that the 2001 net loss included $67 million of non-cash restructuring charges. This cash provided from operations was used to pay down our debt levels ($213.9 million) and to pay for $79.7 million of capital expenditures, primarily related to our refrigerated foods business.

Results of Operations

General

In view of the seasonality of Farmland’s businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

Farmland’s sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, and currency fluctuations, tariffs and other factors affecting U.S. imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland’s finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which these factors may impact our future operations. Farmland’s cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

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

Results of Operations for Nine Months Ended May 31, 2001 compared to Nine Months Ended May 31, 2000.

Effective January 1, 2000 and October 1, 2000 we formed a crop production marketing venture (Agriliance) and a feed venture (Land O’Lakes Farmland Feed). We record income (loss) from ventures as equity in net income (loss) of investees in our Condensed Consolidated Statements of Operations. As a result, effective from the date of formation, sales, costs of sales, selling, general and administrative (SG&A) expenses and other income generated by these ventures are not recorded in our Condensed Consolidated Statements of Operations. Therefore, sales, expenses and other income items related to feed and crop production marketing decreased for the nine months ended May 31, 2001 compared with the prior year.

Effective May 4, 2001, we formed a grain marketing relationship with Archer Daniels Midland Co. (ADM). ADM/Farmland Inc., a wholly-owned subsidiary of ADM, purchased our U.S. grain inventories and Farmland Atwood, our wholly-owned grain commission subsidiary. ADM/Farmland Inc. will lease and operate our grain elevators throughout the United States, and we will receive a 50% share of the earnings or losses of ADM/Farmland. As a result, effective from the date of formation, sales, cost of sales, SG&A, and other income generated by ADM/Farmland Inc. are not recorded in our Condensed Consolidated Statements of Operations.

Sales for the nine months ended May 31, 2001 increased approximately $336 million, or 4%, compared with the same period last year. This increase is primarily the result of increased sales in our petroleum and world grain businesses, partially offset by a decrease in sales recorded in Farmland’s financial statements due to the formation of our Land O’Lakes Farmland Feed and Agriliance ventures.

Our management recognizes that reversing the negative financial trends of the recent past requires action. Accordingly, our Board and senior management have jointly reviewed and revised our strategic plan in our initiative “Navigating Tomorrow.” Based upon this revision, we are actively:

  reviewing our organizational structure;
  assessing our portfolio of businesses;
  considering the disposition, by sale or venture, of businesses which are not central to our revised strategic plan;
  considering whether to enter into new business areas;
  developing new strategies to take greater advantage of the value of our brands;
  examining strategies for expanding our alliances with other cooperatives; and
  assigning responsibility to our current joint ventures with the objective of increasing returns on these investments.
Our goal is to:
  reduce our debt level and our Credit Facility need for debt financing; and
  achieve an investment grade rating on senior debt securities from a nationally recognized statistical rating organization.

In May 2001, the costs associated with “Navigating Tomorrow” were recorded to close certain facilities and exit nonstrategic businesses. The facilities affected include our wheat gluten plant and unprofitable refrigerated foods’ plants. Additionally, as previously discussed, substantially all of our U.S. grain inventories were sold as well as our wholly-owned grain commission subsidiary. As a result of these actions, we recorded $79 million of restructuring and other charges in the third quarter 2001, consisting primarily of asset impairments and termination benefits. See Note 7 to the Condensed Consolidated Financial Statements.

For the nine months ended May 31, 2001, we had a net loss of $37.1 million compared with a net loss of $11.6 million for the same period last year. This decrease is primarily attributable to the pre-tax charges of pre-tax $79 million discussed in the previous paragraph. Also, in fiscal year 2000, we had a pre-tax gain of $49.6 million on the sale of our direct equity investment in the Agriliance venture. Excluding these unusual expenses and gains, pre-tax income for the nine months ended May 31, 2001 increased approximately $91 million from the same period last year. This increase is primarily attributable to increased margins for refined fuels and propane combined with our successful effort to reduce selling, general and administrative expenses.

Crop Production

In order to enhance the efficiency in marketing crop production products to our members, on January 1, 2000, Farmland, Land O’Lakes, and Cenex Harvest States combined their crop production marketing functions into a new venture, Agriliance. Farmland now sells 100% of our manufactured product to Agriliance. In part as a result of lower Agriliance sales volumes, which reduced our sales volume to Agriliance, our unit sales volume for the nine months ended May 31, 2001, was reduced by 51% compared to the same period last year. Unit selling prices for the nine months ended May 31, 2001 increased by 53% compared to the same period last year. The net impact was a reduction in crop production sales to $596 million for the nine months ended May 31, 2001 compared with crop production sales of $764 million for the same period last year. Both the average unit selling prices of nitrogen-based plant foods and the average unit cost to produce nitrogen-based plant foods have increased from last year. Average unit selling price increased as a result of the temporary closing by various manufacturers of certain nitrogen production facilities, presumably in response to increased natural gas prices and excess nitrogen-based product inventories. Average unit production cost increased, primarily due to the increase in the price of natural gas which represents a major cost in the production of nitrogen based fertilizer since this same period last year. The average price of natural gas for the first nine months of fiscal year 2001 was $4.95 per mmbtu compared to $2.52 per mmbtu for the same period last year, which translates to an increased cost of producing anhydrous ammonia of approximately $82 per ton. Also, lower crop nutrient application rates combined with a continued strong supply of ammonia, urea and UAN from foreign sources has resulted in higher levels of crop nutrient inventories. As a result of the higher inventory levels, Farmland and other fertilizer companies are attempting to lower their inventories through the temporary shutdown of certain plants. To better manage our inventory costs, we temporarily stopped production at three locations. Plans to reopen the plants will develop as the fall season progresses and inventory levels and demand become known. Increased foreign production capacity of phosphates has had the effect of reducing export levels and lowering demand for domestically produced phosphate, resulting in lower unit selling prices.

Income of the crop production segment decreased $9.0 million for the nine months ended May 31, 2001 compared with the prior year. Gains related to management of natural gas positions of $38.2 million in the current period are offset by a decrease in other income of $49.6 million due to the fiscal year 2000 pre-tax gain on the sale of a portion of our direct equity investment in the Agriliance venture. The fixed costs related to plants which have been temporarily shutdown and wet weather throughout the Midwest during the spring fertilizer season also contributed to a lower overall income. With the formation, effective January 1, 2000, of the Agriliance venture, a portion of our nitrogen-based plant food income is now recognized as equity in income of investees, rather than as gross income. Agriliance has generated less income than in the prior year a result of lower sales volumes and reduced income from the southern marketing retail outlets. Also, some of crop production’s selling, general and administrative expenses were transferred to Agriliance. Income from crop production’s ventures, including Agriliance, decreased $15.9 million, which was partially offset by a decrease of $14.5 million in crop production’s direct selling, general and administrative expenses, which were transferred to Agriliance.

Petroleum

Sales of the petroleum segment during the nine months ended May 31, 2001 increased $280 million, or approximately 27%, compared with the same period last year. This result is primarily due to an approximate 22% increase in unit prices for refined fuels and a 4% increase in refined fuels unit sales compared with the same period last year. Propane unit price increased approximately 6% with a 55% increase in unit sales. The refined fuels and propane unit price increases resulted primarily from a colder than normal winter throughout much of the United States, combined with low inventory levels of refined fuels, especially gasoline, across the country.

Income for the petroleum segment increased $55.8 million for the nine months ended May 31, 2001 compared with the prior period. This increase is primarily due to an unusually large spread between crude oil costs and refined fuel selling prices. Lower than normal springtime inventory levels of refined fuels and propane led directly to the increased selling prices.

Cooperative Refining, which was 42% owned by Farmland, was dissolved effective December 31, 2000. As a result, income previously recognized as equity in income of investees is now recognized as gross income.

Feed

In order to enhance the size, scale and market position of our feed operations, effective October 1, 2000, Farmland and Land O’Lakes combined feed businesses to form a new venture, Land O’Lakes Farmland Feed (LOLFF). Starting October 1, 2000, we no longer record our feed business’s sales, cost of sales, SG&A expenses and other income in our Condensed Consolidated Statements. Instead, we record only our share of net income (loss) of the venture as equity in net income of investees in our Condensed Consolidated Statements. As a result of forming the venture, the sales of the feed segment as recorded in Farmland’s financial statements decreased $417 million, or approximately 90%, in the nine months ended May 31, 2001 compared with the prior year. Income for the feed segment decreased $10.2 million for the nine months ended May 31, 2001 compared with the same period last year primarily due to our share of non-recurring costs associated with LOLFF’s rationalization of its manufacturing facilities. Additionally, sales and operating income of LOLFF decreased due to declining commodity prices in the first part of 2001. Poultry formula feed, Farm and Ranch, and Animal Protein sales and margins have declined from the same period last year. Manufacturing expenses also increased in part due to increased natural gas costs.

During June 2001, LOLFF announced the acquisition by LOLFF of an independent feed company, Purina Mills. We believe that this acquisition will not have a significant impact on our total earnings from the LOLFF venture.

Refrigerated Foods

Sales in the refrigerated foods segment increased $175 million, or approximately 5%, for the nine months ended May 31, 2001 compared with the same period last year. This increase is primarily due to a 9% increase in unit selling price partially offset by a 3% reduction in unit sales volume. The reduction in unit sales volume is primarily due to decreased slaughter levels resulting from the sale of an inefficient plant located in Dubuque, Iowa during June 2000.

Income in the refrigerated foods segment for the nine months ended May 31, 2001 decreased $28.1 million compared to the prior period. This decrease is primarily the result of a management decision, based on a review of our refrigerated foods business, to close unprofitable meat facilities. As a result of these closings, we have recorded a $17 million charge during the third quarter, reflecting the reduction of the net book value of fixed assets to net realizable value, accrued severance costs, and the elimination of associated goodwill. The additional decrease is a result of increased promotional costs and continued advertising costs to enhance our brand recognition and start up costs related to our case ready program. Case ready refers to meat products which are prepared to the specifications of retailers and which do not require additional preparation work prior to sale by the retailer.

World Grain

Effective May 4, 2001, Farmland and Archer Daniels Midland Co. (ADM) consummated the formation of a grain marketing relationship. ADM/Farmland Inc., a wholly-owned subsidiary of ADM, purchased substantially all of our U.S. grain inventories and also purchased Farmland-Atwood, our wholly-owned grain commission subsidiary. ADM/Farmland will lease and operate Farmland’s grain elevators throughout the United States. The leases are structured to cover all of Farmland’s costs related to the elevator, and Farmland has a 50% interest in the earnings and losses of ADM/Farmland.

Sales of the world grain segment increased $520 million, or approximately 17%, for the nine month period ended May 31, 2001 compared with the same period last year primarily as a result of higher selling prices, particularly for wheat and milo.

World grain income decreased $23 million during the nine months ended May 31, 2001 compared with the same period last year. As discussed above, during the third quarter, Farmland entered into a grain marketing relationship with ADM and sold our grain commission company, Farmland-Atwood, to ADM. These transactions resulted in a one time charge of $12 million dollars during the third quarter, consisting primarily of elimination of associated goodwill and accrued severance for the affected employees. World grain income also declined due to higher interest costs associated with carrying domestic grain inventories.

Other Operating Units

Segment income for other operating units decreased $27.6 million for the nine months ended May 31, 2001 compared with the prior year. This decrease is primarily attributable to asset impairment at Heartland Wheat Growers, our subsidiary which produced wheat gluten at a facility in Russell, Kansas. In response to government subsidies of European wheat gluten production, the United States government had in place a trade protection order which limited the volume of European wheat gluten which could be imported into the United States. This trade order expired June 1, 2001 and was not renewed. Primarily as a result of the anticipated increase in wheat gluten availability, wheat gluten prices declined significantly during the third quarter. Since we believe wheat gluten prices will remain depressed for an extended time, we closed our wheat gluten facility during May 2001. As a result, during the third quarter we have recorded a $20 million charge related to this closing, primarily to reduce the net book value of fixed assets to net realizable values.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $60.3 million, or approximately 17%, from the same period last year. SG&A expenses directly connected to segments decreased approximately $43.7 million (primarily related to the formation of Agriliance and Land O’Lakes Farmland Feed joint ventures and the sale of our Dubuque, Iowa meat processing plant) and are included in the determination of business segment income. During the nine months ended May 31, 2001 compared with the same period last year, we successfully reduced SG&A expenses not identified to business segments by $16.6 million, primarily as a result of reduced personnel costs and a reduction in bad debt expense.

Restructuring and Other Charges

In connection with our “Navigating Tomorrow” initiatives, we recorded $79.8 million of restructuring and other charges. In addition to the significant charges included in the above segment discussion, we recorded a $26 million charge to writeoff a portion of our enterprise-wide integrated software system associated with businesses which have been sold or are being operated through joint ventures.

Other Income

Other income decreased $11.6 million for the nine months ended May 31, 2001 compared with the same period last year. Other income directly connected to the segments decreased $16.8 million. During the nine months ended May 31, 2000, we recognized a $49.6 million gain on the sale of our direct equity interest in Agriliance and a loss of $7.0 million on the sale of our Dubuque, Iowa meat facility. During the nine months ended May 31, 2001, we recognized $14.2 million of gains related to derivative instruments included in other income. Other income not directly connected to the segments increased $5.2 million mainly due to the gain on the sale of our 50% ownership interest in One System Group, a provider of information services.

Interest Expense

Net interest expense for nine months ended May 31, 2001 increased $13 million compared with the same period last year due primarily to an increase in the average interest rate.

Tax Benefit

The income tax benefit increased $16.1 million due to our loss before income taxes and an increase in the effective tax rate. The loss is due to restructuring and other charges booked during third quarter 2001. (See Note 7 of the Condensed Consolidated Financial Statements.) The increase in the effective tax rate is a result of our current estimate of annual income(loss) which will be patronage-sourced in 2001 compared to 2000.

Results of Operations for Three Months Ended May 31, 2001 compared to Three Months Ended May 31, 2000.

On October 1, 2000, Farmland and Land O’Lakes engaged in a venture (Land O’Lakes Farmland Feed) that combines all aspects of each investor’s feed business. We record income (loss) from ventures as equity in net income of investees in our Condensed Consolidated Statements of Operations. As a result, sales, costs of sales, SG&A expenses and other income generated by ventures are not recorded in our Condensed Consolidated Statements of Operations. Therefore, sales, expenses and other income related to the feed segment decreased for the three months ended May 31, 2001 compared with the prior year.

Effective May 4, 2001, we formed a grain marketing relationship with Archer Daniels Midland Co. (ADM). ADM/Farmland Inc., a wholly-owned subsidiary of ADM, purchased our U.S. grain inventories and Farmland Atwood, our wholly-owned grain commission subsidiary. ADM/Farmland Inc. will lease and operate our grain elevators throughout the United States, and we will receive a 50% share of the earnings of ADM/Farmland. As a result, effective from the date of formation, sales, cost of sales, SG&A, and other income generated by ADM/Farmland Inc. are not recorded in our Condensed Consolidated Statements of Operations.

Consolidated sales for the three months ended May 31, 2001 increased $232 million, or 8%, compared to the same period in the prior year. This increase is primarily the result of increased sales in our petroleum and world grain businesses, partially offset by a decrease in sales recorded in Farmland’s financial statements due to the formation of our Land O’Lakes Farmland Feed and Agriliance ventures.

In May 2001, the costs associated with “Navigating Tomorrow” were recorded to close certain facilities and exit nonstrategic businesses. The facilities affected include our wheat gluten plant and unprofitable refrigerated foods’ plants. Additionally, as previously discussed, substantially all of our U.S. grain inventories were sold as well as our wholly-owned grain commission subsidiary. As a result of these actions, we recorded $79 million of restructuring and other charges in the third quarter 2001, consisting primarily of asset impairments and termination benefits. See Note 7 to the Condensed Consolidated Financial Statements.

For the three months ended May 31, 2001, we had a net loss of $42.4 million compared with net income of $37.1 million for the same period last year. This decrease is primarily attributable to the special charges of $79 million discussed in the previous paragraph. Also, in fiscal year 2000, we had a pre-tax gain of $49.6 million on the sale of our direct equity investment in the Agriliance venture. Excluding these expenses and gains, pre-tax income for the three months ended May 31, 2001 increased approximately $25 million from the same period last year. This increase is primarily attributable to increased margins for refined fuels and propane combined with our successful effort to reduce selling, general and administrative expenses.

Crop Production

In part as a result of lower Agriliance sales volumes, which reduced our sales volume to Agriliance, our unit sales volume for the period was reduced compared to the same period last year. This unit volume decrease was partially offset by a 53% increase in unit selling prices for the three months ended May 31, 2001 compared to the same period last year. The net impact was a reduction in crop production sales to $280 million for the three months ended May 31, 2001 compared with crop production sales of $330 million for the same period last year. Both the average unit selling prices of nitrogen-based plant foods and the average unit cost to produce nitrogen-based plant foods have increased from last year. Average unit selling price increased as a result of the temporary closing by various manufacturers of certain nitrogen production facilities, presumably in response to increased natural gas prices and high inventory levels. Average unit production cost increased as the price of natural gas, which represents a major cost in the production of nitrogen-based fertilizer, has risen substantially since this same period last year. The average price of natural gas for the third quarter of fiscal year 2001 was $5.11 per mmbtu compared to $2.68 per mmbtu for the same period last year. This translates to an increased cost of producing anhydrous ammonia of approximately $82 per ton.

Lower crop nutrient application rates combined with a continued strong supply of ammonia, urea and UAN from foreign sources has resulted in higher levels of crop nutrient inventories. As a result of the higher inventory levels, Farmland and other fertilizer companies are attempting to lower their inventories through the temporary shutdown of certain plants. To better manage our inventory costs, we temporarily stopped production at three locations. Plans to reopen the plants will develop as the fall season progresses and inventory levels and demand become known. Increased foreign production capacity of phosphates has resulted in reduced export levels and lower demand for domestically produced phosphate.

Income of the crop production segment decreased $53.6 million for the three months ended May 31, 2001 compared with the prior year. Margins decreased by $3.8 million and other income decreased by $49.6 million due to the fiscal year 2000 pre-tax gain on the sale of a portion of our direct equity investment in the Agriliance venture. The fixed costs related to plants which have been temporarily shutdown and wet weather throughout the Midwest during the spring fertilizer season also contributed to a lower overall income. With the formation, effective January 1, 2000, of the Agriliance venture, a portion of our nitrogen-based plant food income is now recognized as equity in income of investees, rather than as gross income. Agriliance has generated less income than in the prior year as a result of lower sales volumes and reduced income from the southern market retail outlets.

Petroleum

Sales of the petroleum segment in the three months ended May 31, 2001 increased $103 million, or approximately 30%, compared with the same period last year, primarily due to an approximate 7% increase in unit prices for refined fuels and an increase in unit sales of approximately 16%. The increased unit prices for refined fuels, especially gasoline, was primarily the result of low supplies across the country.

Income for the petroleum segment for the three month period ended May 31, 2001 increased $30.3 million compared to the same period last year. This increase is primarily due to a significant increase in the spread between crude oil costs and refined fuel selling prices. Lower than normal springtime inventory levels of refined fuels and propane led directly to the increased selling prices.

Cooperative Refining, which was 42% owned by Farmland, was dissolved effective December 31, 2000. As a result, income previously recognized as equity in income of investees is now recognized as gross income.

Feed

As a result of forming Land O’Lakes Farmland Feed (LOLFF), we did not record any sales for our feed business during the three months ended May 31, 2001. With the formation of LOLFF, our feed income (loss) is now recognized as equity in income of investees, rather than gross income. Also, feed’s selling, general and administrative expenses have been transferred to our venture. Income for the feed segment decreased $1.8 million for the three months ended May 31, 2001 compared with the same period last year. This decline is primarily due to reduced poultry feed margins realized by LOLFF.

Refrigerated Foods

Sales in the refrigerated foods segment during the three months ended May 31, 2001 increased $35.6 million, or approximately 3% compared with the same period last year. This increase is primarily due to a 10% increase in unit sales price partially offset by a 7% reduction in unit sales volume. The reduction in unit sales volume is primarily due to decreased slaughter levels resulting from the sale of an inefficient plant located in Dubuque, Iowa during June 2000.

Income in the Refrigerated Foods segment decreased $20.6 million during the three months ended May 31, 2001 compared to the same period last year. This decrease is primarily the result of a management decision, based on a review of our refrigerated foods business, to close unprofitable meat facilities. As a result of these closings, we have recorded a $17 million charge during the third quarter, reflecting the reduction of the net book value of fixed assets to net realizable value, accrued severance costs, and the elimination of associated goodwill. The additional decrease is a result of increased distribution costs combined with increased advertising and promotional costs to support our national brand.

World Grain

Effective May 4, 2001, Farmland and Archer Daniels Midland Co. (ADM) consummated the formation of a grain marketing relationship. ___ ADM/Farmland Inc., a wholly-owned subsidiary of ADM, purchased our U.S. grain inventories and Farmland-Atwood, our wholly-owned grain commission subsidiary. ADM/Farmland will lease and operate Farmland’s grain elevators throughout the United States. The leases are structured to cover all of Farmland’s costs related to the elevator, and Farmland has a 50% interest in the earnings and losses of ADM/Farmland.

Sales of the world grain segment increased $319 million, or approximately 34%, for the three month period ended May 31, 2001 compared with the same period last year primarily as a result of higher grain selling prices.

World grain income decreased $22.2 million during the three months ended May 31, 2001 compared with the same period last year. As discussed above, during the third quarter, Farmland entered into a grain marketing relationship with ADM and sold our grain commission company, Farmland-Atwood, to ADM. These transactions resulted in a one time charge of $12 million dollars during the third quarter, consisting of elimination of associated goodwill and accrued severance for the affected employees. World grain income also declined due to higher interest costs associated with carrying domestic grain inventories, decreased international sales volume and lower margins in soyacomplex and barley businesses.

Other Operating Units

Segment income for other operating units decreased $23.1 million for the three months ended May 31, 2001 compared with the same period in the prior year. This decrease is primarily attributable to asset impairment at Heartland Wheat Growers, our subsidiary which produced wheat gluten at a facility in Russell, Kansas. In response to government subsidies of European wheat gluten production, the United States government had in place a trade protection order which limited the volume of European wheat gluten which could be imported into the United States. This trade order expired June 1, 2001 and was not renewed. Primarily as a result of the anticipated increase in wheat gluten availability, wheat gluten prices declined significantly during the third quarter. Since we believe wheat gluten prices will remain depressed for an extended time, we closed our wheat gluten facility during May 2001. As a result, during the third quarter we have recorded a $20 million charge related to this closing, primarily to reduce the net book value of fixed assets to net realizable values.

Selling, General and Administrative Expenses

For the three months ended May 31, 2001, SG&A expenses decreased $16.3 million, or approximately 13%, from the same period last year. SG&A expenses directly connected to segments decreased approximately $9.8 million (primarily related to the formation of Land O’Lakes Farmland Feed joint venture and the sale of our Dubuque, Iowa pork processing plant) and are included in the determination of business segment income. During the three months ended May 31, 2001 compared with the same period last year, we successfully reduced SG&A expenses not identified to business segments by $6.5 million, primarily as a result of reduced personnel costs.

Restructuring and Other Charges

In connection with our “Navigating Tomorrow” initiatives, we recorded $79.8 million of restructuring and other charges. In addition to the significant charges included in the above segment discussion, we recorded a $26 million charge to writeoff a portion of our enterprise-wide integrated software system associated with businesses which have been sold or are being operated through joint ventures.

Other Income

Other income decreased $39.7 million for the three months ended May 31, 2001 compared with the same period last year primarily due to a decrease in other income directly connected to the segments of $40.2 million. This decrease in other income directly connected to the segments is mainly due to recognition of, during the three months ended May 31, 2000, the $49.6 million gain on the sale of our direct equity interest in Agriliance, partly offset by a $7.0 million loss on the sale of our Dubuque, Iowa meat facility

Interest Expense

Net interest expense for the three months increased $1 million compared with the same period last year due primarily to an increase in the average interest rate.

Tax Benefit

The income tax benefit increased $25.6 million due to our loss before income taxes and an increase in the effective tax rate. The loss is due to restructuring and other charges booked during the third quarter 2001. (See Note 7 of the Condensed Consolidated Financial Statements.) The increase in the effective tax rate is a result of our current estimate of annual income(loss) which will be patronage-sourced in 2001 compared to 2000.

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

Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” has been issued by the FASB and will become effective for business combinations initiated after June 30, 2001. A business combination occurs when an enterprise acquires net assets that constitute a business or equity interests of one or more other enterprises and obtains control over that enterprise or enterprises. Also, for purposes of the final statement, the formation of a joint venture is not a business combination. We are currently evaluating the impact, if any, that adoption of this provision will have on our financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” has been issued by the FASB. Goodwill with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. The goodwill and intangible assets statement will be effective for fiscal years beginning after December 15, 2001. Early adoption will be permitted for companies with a fiscal year beginning after March 15, 2001 provided that the first quarter financial statements have not been previously issued. In all cases, the statement must be adopted at the beginning of a fiscal year. We are currently evaluating the impact, if any, that adoption of these provisions will have on our financial statements.

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

Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, we caution that, while we believe such assumptions or basis to be reasonable and made in good faith, the assumed facts or basis almost always vary from actual results, and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon our business, the anticipated expenditures for environmental remediation, our ability to complete, in the near term, a filing to register additional subordinated debt securities, the impact, if any, of the fire at our meats' facility on our refrigerated foods business, our ability to negotiate a new Credit Facility, the impact of pending EPA regulations related to sulfur content in refined fuels and the sufficiency of our arrangements for capital. Discussion containing such forward-looking statements is found in the material set forth herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

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

PART II - OTHER INFORMATION

Item 5. Other Information.

On July 8, 2001, our meat processing facility located in Albert Lea, Minnesota suffered extensive fire damage. To compensate for our lost production, we will shift production from this facility to other facilities and we may contract with other meat processors to provide us with finished products. We are evaluating what, if any, impact these events will have on our financial results for the year ending August 31, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

There are no exhibits required to be filed as part of Form 10-Q for quarter ended May 31, 2001.

(b) Reports on Form 8-K

On April 27, 2001 Farmland filed a report on Form 8-K Item 5, “Other Events”. The report described our agreement with Archer Daniels Midland Co. (ADM) to enter into a grain marketing relationship.

On May 21, 2001 Farmland filed a report on Form 8-K, Item 2, “Acquisition or Disposition of Assets” and Item 7, “Financial Statements and Exhibits”. The report described our agreement with ADM to enter into a grain marketing relationship, our agreement with ADM to sell to ADM our wholly-owned subsidiary, Farmland-Atwood, and the pro forma effect of these transactions on certain of our previously filed financial statements.

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
Date: July 11, 2001