Form 10-K
period 2001-08-31
FARMLAND INDUSTRIES INC
filed 2001-11-20
CIK 34616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                       [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

                                For the fiscal year ended August 31, 2001

                                                   OR

                        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

                                     Commission file number 2-60372

Farmland Industries, Inc.

                     (Exact Name of Registrant as Specified in Its Charter)
Kansas                                                                                      44-0209330
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification No.)

12200 N. Ambassador Dr., Kansas City, Missouri                                               64163-1244
        (Address of Principal Executive Offices)                                             (Zip Code)

                     Registrant's Telephone Number, Including Area Code: 816-713-7000

                     Securities registered pursuant to Section 12(b) of the Act: None

                     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities
Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the  registrant  was  required to file such
reports), (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

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

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

Farmland Industries, Inc., founded in 1929 and formally incorporated in Kansas in 1931, is a farm supply and a processing and marketing cooperative. Its principal executive offices are at 12200 N. Ambassador Dr., Kansas City, Missouri 64163 (telephone 816-713-7000). Unless the context requires otherwise, (i) “Farmland”, “we”, “us”, or “our” refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to “year” or “years” are to fiscal years ended August 31, and (iii) the term “member” means (a) any voting member, (b) any associate member, or (c) any other person with which Farmland is a party to a currently effective patronage refund agreement (a “patron”). See “Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings.”

Recent Developments

During November 2001, we sold our interest in our petroleum products marketing venture, Country Energy, to Cenex Harvest States Cooperatives. Cash received from this transaction will be used primarily for reduction of notes payable balances on our credit facility and to prepay rent on our leased nitrogen facility at Coffeyville. As a part of this transaction, for an initial period of two years, we will sell all refined products produced at our Coffeyville, Kansas refinery to Cenex Harvest States (approximately $750 million in 2001), thereby making Cenex Harvest States a material customer of Farmland. This agreement to sell all refined product to Cenex Harvest States terminates if we sell the refinery.

During October 2001, we received and executed a commitment letter from three financial institutions to underwrite a new credit facility. To accommodate the due diligence necessary by the members of this new facility, our existing Credit Facility which had previously been extended through November 9, 2001, was extended to February 8, 2002. The commitment letter contains certain conditions to closing that include, among other things, certain material adverse change clauses. Although management cannot predict with certainty the outcome of future events, we anticipate the conditions to closing will be met and the financing will be accomplished prior to February 8, 2002. We anticipate that the new credit facility will be in an amount adequate to repay our existing Credit Facility as well as to refinance the Coffeyville, Kansas nitrogen plant which is currently operated by Farmland under a synthetic lease agreement.

Membership

Farmland operates on a cooperative basis and is primarily owned by its members. Requirements for membership in the cooperative are established by the Articles of Incorporation of Farmland and by the Board of Directors.

As of August 31, 2001, Farmland’s membership, associate membership and holders of capital credits consisted of approximately 2,400 cooperative associations of farmers and ranchers and 8,800 pork or beef producers or associations of such producers. See “Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings.”

BUSINESS

General

In terms of revenue, Farmland is one of the largest cooperatives in the United States. In 2001, we had sales of $11.8 billion including export sales of approximately $1.7 billion to customers worldwide. Substantially all of our international sales are invoiced and collected in U.S. Dollars.

We conduct business primarily in two operating areas. First, on the input side of the agricultural industry, we operate as a farm supply cooperative. Second, on the output side of the agricultural industry, we operate as a processing and marketing cooperative.

Our farm supply operations consist of three principal product divisions: crop production, petroleum, and feed. Principal products of the crop production division are nitrogen and phosphate-based fertilizers (“plant foods”) and a complete line of insecticides, herbicides and mixed chemicals. Principal products of the petroleum division are refined fuels, propane and by-products of petroleum refining. Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services. Effective October 1, 2000, substantially all of our feed operations are conducted through our equity participation in Land O’Lakes Farmland Feed LLC. We manufactured approximately 54% of the dollar value of our sales of farm supply products in 2001. Approximately 57% of the farm supply products we sold in 2001 were at wholesale to farm cooperative associations which are members of Farmland, and who, in turn, distribute these products primarily to farmers and ranchers.

The output side of our business consists of the processing and marketing of meat and the storage and marketing of grain. In 2001, approximately 79% of the hogs processed, 32% of the cattle processed and 59% of the domestic grain marketed by us were supplied to us by our members. Substantially all the pork and beef products we sold in 2001 was processed in plants we own. Grain operations are conducted through our wholly-owned subsidiary, Tradigrain, and through our grain marketing relationship with ADM/Farmland, Inc. ADM/Farmland, which leases and operates Farmland’s grain elevators throughout the United States, is a wholly-owned subsidiary of the Archer Daniels Midland Company (ADM).

Our crop nutrient manufacturing facilities sell all of their output to our 25%-owned crop protection and crop nutrient marketing venture, Agriliance. Agriliance, in turn, sells product to numerous local cooperatives and other crop protection and crop nutrient retailers. Effective December 2001, our petroleum refinery will sell all of its output to Country Energy, a wholly-owned subsidiary of Cenex Harvest States. Except as discussed above, no material part of the business of any segment of Farmland is dependent on a single customer or a few customers. Financial information about our industry segments is presented in Note 15 of the Notes to Consolidated Financial Statements.

The principal businesses of Farmland have been highly seasonal. Historically, the majority of sales of crop production products occur in the spring. Demand for refined petroleum fuels historically have been concentrated in the summer, and summer is the period of lowest demand for the feed business.

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

Business Risk Factors
     Environmental Matters

Farmland is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, which may impose liability for cleanup of environmental contamination. Farmland uses hazardous materials and generates hazardous wastes in the ordinary course of our manufacturing processes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources – Matters Involving the Environment.”

    External Risk Factors That May Affect Farmland

Farmland’s revenues, margins, net income and cash flow may be volatile due to factors beyond our control. External factors that affect agricultural conditions and Farmland’s results of operations include:

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

4.   Weather:  Weather conditions, both domestic and global, affect Farmland's operations.  Weather conditions may either increase or decrease demand.  Changes in demand affect selling prices and income of all our business segments.  Weather conditions also may increase or decrease the supply of products.  These changes in supply may affect costs related to Farmland's meat processing and marketing, livestock production, feed and grain storage and marketing businesses.

5.   Raw Materials Cost: Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.

6.   Other Factors: Domestic variables, such as crop failures, federal agricultural programs and production efficiencies, and global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities, terrorist activities, local conflicts and other incidents affect, among other things, the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland's operations.

     Management cannot determine the extent to which these factors may impact our future operations.  Farmland's revenues, margins, net income and cash flow are likely to be volatile as conditions affecting agriculture and markets for our products change.  See
     "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for Years Ended
     August 31, 1999, 2000 and 2001."
    Limited Access to Equity Capital Markets

As a cooperative, Farmland cannot sell its voting common equity to traditional public or private markets. Instead, equity is raised largely from payment of the noncash portion of patronage refunds with common stock, associate member common stock and capital credits, from offerings of preferred stocks and from net income on transactions with nonmembers. See “Business and Properties Business - Patronage Refunds and Distribution of Annual Earnings” and ” - Equity Redemption Plans.”

Crop Production

    Marketing

Effective January 1, 2000, Farmland and Cenex Harvest States formed UCB LLC, a holding company. UCB and Land O’Lakes formed Agriliance LLC, an agronomy venture that distributes and markets crop nutrients, crop protection products, and seed. Farmland has a 50% ownership interest in UCB, and UCB has a 50% ownership interest in Agriliance. Farmland contributed to UCB, and UCB contributed to Agriliance, among other assets, our 50% ownership in the WILFARM and Omnium ventures, which included manufacturing of crop protection products and the distribution of a complete line of crop protection products such as insecticides, herbicides and mixed chemicals. Our crop nutrients business includes nitrogen and phosphate-based plant foods, which we sell to Agriliance at a discount to the retail market price. Sales of the crop production business segment as a percent of consolidated sales for 1999, 2000 and 2001 were 9%, 8%, and 6%, respectively.

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

Domestic competition, mainly from other regional cooperatives and integrated multinational plant foods companies, is intense due to customers’ sophisticated buying tendencies and production strategies that focus on costs and service. Also, foreign competition exists from producers of plant foods products manufactured in countries with lower cost natural gas supplies (the principal raw material in nitrogen-based plant foods). In certain cases, foreign producers of plant foods for export to the United States may be subsidized by their respective governments.

    Production

We manufacture nitrogen-based plant food products. Natural gas is the major raw material used in production of nitrogen-based plant foods, including synthetic anhydrous ammonia, urea, UAN (urea-ammonium nitrate) and other forms of nitrogen-based plant foods.

We operate eight anhydrous ammonia production plants (four of which are leased) at seven locations in Kansas, Iowa, Nebraska, Oklahoma and Louisiana. In addition, Farmland is a 50% owner of a joint venture, Farmland MissChem, Limited, which owns an anhydrous ammonia production facility located in The Republic of Trinidad and Tobago. Under the venture agreement, 50% of the output from this facility is sold to and distributed by Farmland. The lease at our Pollock, Louisiana facility expires in March 2002. Management is currently evaluating our options related to this facility. Farmland’s options include negotiating to purchase the facility, negotiating a new lease agreement or terminating our operations at the site. The Pollock facility produced approximately 5% of our total anhydrous ammonia production during 2001.

Due to unfavorable market conditions during 2001, we temporarily curtailed production of nitrogen-based plant foods at various production plants. As a result, our production plants operated at approximate two-thirds of their capacity during the year. Annual anhydrous ammonia production of nitrogen-based plant foods for fiscal years 1999, 2000 and 2001, including Farmland’s 50% share of the output of Farmland MissChem Limited, totaled approximately 3.1 million tons, 2.9 million tons and 2.4 million tons, respectively.

Six of our synthetic anhydrous ammonia plants have capacity to further process anhydrous ammonia into urea, UAN solutions and other forms of nitrogen plant nutrients. In 1999, 2000 and 2001, production of these upgraded products approximated 2.1 million tons, 1.8 million tons and 1.8 million tons, respectively.

We own a phosphate chemical plant located in Joplin, Missouri, that produces feed grade phosphate (dicalcium phosphate) and ammonium phosphate, which is combined in varying ratios with muriate of potash to produce different plant foods products. Production of feed grade phosphate approximated 168,000 tons, 168,000 tons and 149,000 tons in 1999, 2000 and 2001, respectively, and production of ammonium phosphate approximated 29,000 tons, 30,000 tons and 24,000 tons in 1999, 2000 and 2001, respectively.

Farmland and Norsk Hydro a.s. are each 50% owners of Farmland Hydro, L.P. (“Hydro”), a joint venture which owns a phosphate manufacturing plant at Bartow, Florida. Hydro’s plant produces products such as super phosphoric acid, diammonium phosphate and monoammonium phosphate. Annual production of such products for 1999, 2000 and 2001 was 1,457,000 tons, 1,472,000 tons and 1,432,000 tons, respectively. We provide management and administrative services and Norsk Hydro a.s. provides marketing services to Hydro. Substantially all of Hydro’s super phosphoric acid production is purchased by Farmland and sold to the domestic market. Substantially all of the diammonium and monoammonium production is sold by Hydro to the international markets.

Farmland is a 50% owner of SF Phosphates Limited Liability Company (“SF Phosphates”), a venture which operates a phosphate mine located in Vernal, Utah, a phosphate manufacturing plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant. The plant produces monoammonium phosphate and super phosphoric acid with annual production for 1999, 2000 and 2001, of 522,000 tons, 539,000 tons, and 548,000 tons, respectively. Under the venture agreement, each owner purchases 50% of the venture’s production.

    Raw Materials

Natural gas, the largest single component of nitrogen-based plant foods production, is purchased directly from natural gas producers. However, only a small percentage of natural gas production is used to produce nitrogen-based fertilizers. As a result, the market place factors that determine the price of natural gas differ from those market place factors which determine the price of nitrogen-based fertilizers. Therefore, changes in the price of natural gas may not correlate with changes in the price of nitrogen-based fertilizers, exposing Farmland to changes in the price of natural gas. We use futures contracts and options to mitigate this exposure. Futures contracts are contracts purchased on a national exchange, such as the New York Mercantile Exchange, and do not have a risk of counterparty default. Option contracts are generally made with counterparties, and we have a risk of counterparty default. To mitigate this risk, we evaluate the credit rating of each counterparty and enter into transactions only with counterparties which we believe to have a minimal risk of default. Our utilization of futures and options contracts will vary based on our view of near-term and long-term market conditions. Certain futures and options are designated as accounting hedges, and the related gain and loss is included as a component of accumulated other comprehensive income until the period in which the hedged forecasted transaction affects earnings, at which time the gain or loss is reclassified to earnings as a component of cost of sales. To further mitigate our exposure to natural gas market price volatility, our Coffeyville, Kansas facility uses petroleum coke by-products as the primary feedstock to produce anhydrous ammonia and UAN solutions. We also have entered into a letter of intent to use nitrogen and hydrogen from a proposed coal gasification plant, rather than natural gas, as the primary feedstock for our Enid, Oklahoma production plants. Syn Fuel Technologies will construct and operate the coal gasification plant, which has a planned completion date of June 2004. See ” Business and Properties - Business - Business Risk Factors - External Factors That May Affect the Company.”

Natural gas is delivered to Farmland’s facilities under pipeline transportation service agreements which have been negotiated with each plant’s delivering pipeline. Natural gas delivery to the plants could be curtailed under regulations of the Federal Energy Regulatory Commission if a delivering pipeline’s capacity was required to serve priority users such as residences, hospitals and schools. In such cases, production could be curtailed. No significant production has been lost because of curtailments in pipeline transportation and no such curtailment is anticipated.

Currently, all phosphate rock required to operate the Hydro phosphate plant is acquired from a third party under a long-term purchase contract. This purchase contract expires during the fourth quarter of 2005.

Hydro owns phosphate rock reserves located in Hardee County, Florida which contain an estimated 80 million tons of phosphate rock. In 1998, Hydro began obtaining various permits and licenses necessary for mining this property. Farmland Hydro has submitted an official application for mine permitting and we anticipate the state of Florida will grant the necessary permits early in 2002. It will take Hydro approximately three years to acquire the equipment and to construct the facilities necessary to begin mining. If permitting is not granted or if equipment and facilities necessary to mine are not completed prior to the expiration of our purchase contract, we believe Hydro can obtain, at reasonable prices, adequate quantities of phosphate rock from other sources.

Based on current recovery methods and the levels of the SF Phosphate plant production in recent years, we estimate that the phosphate rock reserves owned by SF Phosphates are adequate to provide the phosphate rock requirements of the plant in excess of 80 years.

Petroleum

    Marketing

The principal products of this business segment are refined fuels, propane and by-products of the petroleum refinery. Sales of petroleum products as a percent of consolidated sales for 1999, 2000 and 2001 were 9%, 12%, and 15%, respectively.

Farmland participates in the industry as a mid-continent refiner and as a wholesale distributor of petroleum products. Since September 1, 1998, Country Energy LLC, a joint venture with Cenex Harvest States has provided, on an agency basis, refined fuel, propane and lubricants marketing and distribution services for its owners. Subsequent to year-end, we sold our ownership interest in Country Energy to Cenex Harvest States. As part of the agreement, for an initial period of two years Country Energy will continue to market and distribute the full production from our Coffeyville, Kansas refinery. If we sell the refinery, this off-take agreement will terminate.

Competitive methods in the petroleum industry include service, product quality and price. However, in refined fuel markets, price competition is dominant. Many participants in the industry engage in more than one of the industry’s processes (oil production, transportation, refining, wholesale distribution and retailing).

    Refining

Effective September 1, 1999, we formed an alliance, Cooperative Refining, LLC, with the owners of National Cooperative Refinery Association (“NCRA”) to jointly operate NCRA’s refinery at McPherson, Kansas and Farmland’s refinery at Coffeyville, Kansas. This venture, which was 42% owned by Farmland, was subsequently dissolved effective December 31, 2000. Farmland now manages and operates the facility at Coffeyville, Kansas, with approximately 95,000 barrel per day capacity. Our refinery converts crude oil into refined products such as gasoline, diesel fuel, and distillates. The difference between crude oil prices and the selling prices of finished product is known in the industry as the crack spread The crack spread largely determines Farmland’s gross margin from our petroleum operations. We generally do not hedge the crack spread. Therefore, volatility in the crack spread results in income volatility for our petroleum business.

    Raw Materials

In 2001, Farmland’s pipeline/trucking gathering system collected approximately 15% of its crude oil supplies under agreements with producers near its refinery. Additional supplies are acquired from diversified sources, including crude oil from foreign sources.

Crude oil is purchased approximately 35 to 50 days in advance of the time the related refined products are to be marketed. We manage our exposure to certain of these advance crude oil purchase transactions, through the use of petroleum futures contracts. Futures contracts are contracts purchased on a national exchange, such as the New York Mercantile Exchange, and do not have a risk of counterparty default. Our utilization of futures contracts will vary based on our view of near-term and long-term market conditions. Although these contracts are intended to serve as an economic hedge, we do not designate the contracts as an accounting hedge. As a result, each period’s gains and losses related to these future contracts are recorded as a component of other income (expense). We also have short-term refined fuels sales which have been designated as normal course of business sales. Therefore, these contracts are not marked to market and, to the extent the contract is advantageous or disadvantageous compared to current market prices, any gain or loss is recognized as a component of cost of sales when the finished product is sold. See “Business and Properties – Business – Business Risk Factors – External Factors That May Affect the Company”.

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

Feed

In order to enhance the size, scale and market position of our feed operations, effective October 1, 2000, Farmland and Land O’Lakes each contributed substantially all of their feed business assets to a newly formed venture, Land O’Lakes Farmland Feed (LOLFF). Feed products of LOLFF include swine, beef, poultry, dairy, pet, mineral and specialty feeds, feed ingredients and supplements, animal health products and farm and ranch supplies. LOLFF operates approximately 54 feed mills with sales in 31 states, primarily in the midwestern, southern and western regions of the United States. As of August 31, 2001 we owned approximately 26.3% of LOLFF.

During October 2001, LOLFF acquired an independent feed company, Purina Mills. Although our ownership percentage was reduced to 8%, we will still have significant influence over this joint venture as the result of the number of board seats we retain. Accordingly, we will continue to record earnings using the equity method of accounting, and we believe that this acquisition will not have a significant impact on our total earnings from the LOLFF venture.

Refrigerated Foods

    Raw Materials and Processing

Farmland’s meat processing and marketing are primarily conducted through Farmland National Beef Packing Company, L.P. (“National Beef”), Farmland Foods, Inc. (“Foods”), and Southern Farm Fish Processors (“SFFP”). As of August 31, 2001, National Beef, Foods, and SFFP were 71%-owned, 99%-owned, and 100%-owned, respectively, by Farmland. During 1999, 2000 and 2001, we slaughtered approximately 2.6 million, 2.7 million and 2.8 million cattle, respectively, and approximately 8.1 million, 7.4 million, and 6.4 million hogs, respectively. During 1999, 2000, and 2001, we processed approximately 34.9 million, 32.9 million, and 30.3 million pounds, respectively, of catfish.

The refrigerated foods abattoirs are located in Liberal, Kansas, Dodge City, Kansas, Denison, Iowa, Monmouth, Illinois and Crete, Nebraska. Facilities to further process primal beef and pork cuts are located in Springfield, Massachusetts, New Riegel, Ohio, Wichita, Kansas and Topeka, Kansas. The abattoirs also have additional capabilities for further processing meat. Refrigerated foods also operates case ready facilities in Salt Lake City, Utah, Omaha, Nebraska and Madison, Wisconsin. In response to changing customer needs, during 2001 we have opened two additional case ready facilities in Hummels Wharf, Pennsylvania and Moultrie, Georgia. The catfish processing facility is located in Eudora, Arkansas and processes catfish into fillets, nuggets, whole and value-added catfish products.

The profitability of our refrigerated foods business is affected by changes in the prices we pay for our raw materials and the prices we are able to charge for our finished product. We manage our exposure to the changing prices to acquire raw materials, primarily live hogs and cattle, through the use of futures and options contracts and through long-term purchase contracts. Futures contracts are contracts purchased on a national exchange, such as the Chicago Mercantile Exchange, and do not have a risk of counterparty default. Our utilization of futures contracts will vary based on our view of near-term and long-term market conditions. Although these contracts are intended to serve as an economic hedge, we do not designate the contracts as an accounting hedge. As a result, each period’s gains and losses related to these future contracts are recorded as a component of other income (expense). Our long-term purchase contracts are purchases made in the normal course of business. Therefore, these contracts are not marked to market and, to the extent the contract is advantageous or disadvantageous compared to current market prices, any gain or loss is recognized as a component of cost of sales when the finished product is sold.

Farmland also manages a part of our price risk related to procurement of raw materials by producing market hogs for processing. We currently have approximately 300 contracts with producers in eight states to finish hogs from our own production or from the production of Alliance Farms, an affiliate. The risks associated with the managing of hogs include disease and genetic changes, as well as the general market price risk for hogs. In 2001, our integrated hog production operations provided approximately 12% of our total hog processing requirements.

During August 2001, Farmland National Beef and DMV USA entered into aLF Ventures, LLC. aLF Ventures is developing activated lactoferrin for commercialization. Lactoferrin is a naturally occurring protein found in milk. Activated lactoferrin, when applied to meat, inhibits the growth of pathogenic bacteria, including E. coli O157:H7, Salmonella and Campylobacter, and prevents these pathogenic bacteria from attaching to meat surfaces. Activated lactoferrin has been designated as Generally Recognized as Safe (GRAS) by the U.S. Food and Drug Administration, but is still being reviewed by the U.S. Department of Agriculture and has not been approved for commercial use.

    Marketing

Refrigerated Foods’ products include fresh and frozen beef, boxed beef, case ready beef and pork, fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs, packing house by-products, and fresh and frozen catfish products. These products are marketed under a variety of brand names including: Farmland, Black Angus Beef, Farmstead, OhSe, Maple River, Carando, Roegelein, Regal and Springwater Farms. Product distribution is through national and regional retail and food service chains, distributors and in international markets.

Beef, pork, and fish marketing are highly competitive industries with many suppliers of fresh and processed products. Other meat products also compete directly with beef, pork, and fish products. Competitive methods in this industry include price, product quality, brand and product differentiation and customer service.

World Grain

    Marketing

Effective May 4, 2001, we formed a grain marketing relationship with ADM. ADM/Farmland, Inc., a wholly-owned subsidiary of ADM, purchased substantially all of our United States grain inventories. ADM/Farmland leases and operates our grain elevators throughout the United States, and we are entitled to receive a 50% share of the earnings or losses of ADM/Farmland.

Through our wholly-owned subsidiary, Tradigrain, we provide international grain marketing and brokerage services to our customers. Tradigrain markets wheat, feed grains, soybeans, barley and sugar. We purchase grain throughout the world, and we assume all risks related to selling such grain.

Tradigrain is exposed to price risk as a result of holding grain inventory and because, in the ordinary course of business, Tradigrain is a party to numerous fixed price sales and fixed price purchase contracts. To reduce the price change risk associated with holding positions in grain, Tradigrain may take opposite and offsetting positions by entering into grain commodity futures contracts. Generally, such contracts have terms of up to one year. Our strategy is to maintain economically hedged positions unless we perceive market opportunity, at which time we may decide to take a long or short position. Taking a long or short position increases both our risk of loss and our gain potential from changes in the market price of grain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Results of Operations for Years Ended August 31, 1999, 2000 and 2001 - World Grain”.

Sales are affected by the level of grain production worldwide. Furthermore, sales may be affected by international political events and changes in countries’ trade policies that are not within the control of Tradigrain.

    Property

Farmland owns or leases 27 inland elevators and one export elevator in the United States with a total capacity of approximately 178.8 million bushels of grain. These elevators are leased or subleased to ADM/Farmland. The leases between Farmland and ADM/Farmland are structured to cover the depreciation, amortization and taxes related to the elevators. Farmland also owns an export elevator in Arroyo Seco, Argentina with a total capacity of approximately 3.7 million bushels of grain.

Research

Farmland conducts research at our pork processing facilities directed toward product development and process improvement. Expenditures related to all product research and process improvements sponsored by Farmland amounted to $2.4 million, $1.9 million and $0.8 million for 1999, 2000, and 2001 respectively.

Capital Expenditures and Investments in Ventures

In 2001, Farmland made capital expenditures totaling $107.4 million and cash investments in ventures totaling $12.8 million. Farmland is committed to expenditures of $3.4 million as of August 31, 2001. We are currently negotiating a new credit facility. If this credit facility is established, we intend to use approximately $200 million of our capacity under the facility to refinance the nitrogen plant at Coffeyville, Kansas that we currently operate under a synthetic lease.

The Environmental Protection Agency has issued new rules limiting sulfur in gasoline to 30 parts per million and has published a proposed rule limiting sulfur in diesel fuel to 15 parts per million. The rules affecting gasoline were effective December 1, 1999 with a January 1, 2004 compliance date. The proposed rules for diesel fuel have a June 1, 2006 compliance date. Based on information currently available, we anticipate that material expenditures, possibly in excess of $100 million, will be required to achieve compliance with these new and pending rules. Farmland has applied for, but has not received, regulatory extension of the deadlines until 2008. Furthermore, Congress is considering legislation which may result in classification of Farmland as a small refiner. Classification as a small refiner may provide Farmland with greater flexibility in meeting the low sulfur requirements

We intend to fund our capital program with cash from operations, through borrowings or through other capital market transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources."

Government Regulation

Farmland’s business is conducted within a legal environment created by numerous federal, state and local laws which have been enacted to protect the public’s interest by promoting environmental protection, fair trade practices, safety, health and welfare. Farmland believes that its operating procedures conform to the intent of these laws and that we currently are in compliance with all such laws, the violation of which could have a material adverse effect on us.

Certain policies may be implemented from time to time by the United States Department of Agriculture, the Environmental Protection Agency, the Department of Energy or other governmental agencies which may impact agricultural producers’ demands and consumers’ needs for Farmland’s products or which may impact the methods by which certain of our operations are conducted. Such policies may impact our farm supply, food processing and marketing and grain storage and marketing operations.

The Federal Agriculture Improvement and Reform Act (“FAIR”) represents the most significant change in government farm programs in more than 60 years. Under FAIR, the former system of variable price-linked deficiency payments to farmers has been replaced by a program of fixed payments which decline over a seven-year period. In addition, FAIR eliminates federal planting restrictions and acreage controls. Whether demand for our products is favorably impacted depends in a large part on whether United States agriculture becomes more competitive in world markets as this industry moves toward a greater market orientation, the extent which governmental actions expand international trade agreements and whether market access opportunities for United States agriculture are increased.

As the 107th Congress begins deliberation of the new farm bill, many issues will be reviewed, including expansion of markets, food safety, biosecurity, competition, farm payments and environmental stewardship. All these issues impact our business activities.

The United States Congress has in the past considered and may consider trade measures which, if passed, could enhance agricultural export potential. In 2000 Congress passed permanent normal trade relations with China and removed trade sanctions on five key countries. In November 2001, the World Trade Organization admitted China into its organization. This enables the United States/China agricultural agreement to go into effect, meaning greater export opportunities with China. Farmland believes trade promotion authority, previously known as “fast-track” (legislation which would authorize the President to submit a trade agreement to Congress with the assurance that it will be voted on within 90 days and not be subject to amendments), removal of trade sanctions on additional countries, and language to prohibit embargoes could benefit United States agricultural interests by opening markets, increasing exports and expanding trade opportunities with countries which import agricultural products. Absent such legislation, our access to international markets may be adversely impacted.

We are not aware of any newly implemented or pending policies, other than as discussed above, which may have a significant impact on our operations.

Employee Relations

At August 31, 2001, Farmland had approximately 14,500 employees. Approximately 50% of our employees were represented by unions having national affiliations. Farmland considers its relationship with employees to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on our operating results. Current labor contracts expire on various dates through March 2004.

Patronage Refunds and Distribution of Annual Earnings

Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members (“member-sourced earnings”). For this purpose, annual net earnings means income before income tax determined in accordance with accounting principles generally accepted in the United States of America. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses. The member-sourced earnings (after handling of member-sourced losses) may be returned to members as patronage refunds in the form of qualified and/or nonqualified written notices of patronage refund allocation. Each member’s portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid.

A qualified patronage refund must be paid at least 20% in cash. The portion of the qualified patronage refund not paid in cash (the allocated equity portion) is currently paid by Farmland to our members in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to pay the allocated equity portion in any other form or forms of nonpreferred equities, all of which are non-interest bearing. The allocated equity portion of the qualified patronage refund is determined annually by the Board of Directors. Farmland is allowed an income tax deduction for the total amount (the cash portion and the allocated equity portion) of its qualified patronage refunds.

Nonqualified patronage refunds may be paid entirely in allocated equity; there are no minimum cash requirements. Nonqualified patronage refunds have been paid by Farmland in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to pay the nonqualified patronage refund in any other form or forms of nonpreferred equities, all of which are non-interest bearing. Farmland is not allowed an income tax deduction for a nonqualified patronage refund in the year paid. The nonqualified patronage refund is deductible by us for federal income tax purposes only when such nonqualified written notices of allocation are redeemed for cash or tangible property.

For the years ended 1999, 2000 and 2001, patronage refunds authorized by the Board of Directors were:

                             Equivalent Portion of    Non-Cash Portion of      Total Patronage
                               Patronage Refunds       Patronage Refunds           Refunds
                            ------------------------ ----------------------- ---------------------
                                                    (Amounts in Thousands)

           1999...............    $        6,054          $        24,215        $       30,269
           2000...............    $          -0-          $         8,002        $        8,002
           2001...............    $          -0-          $           -0-        $          -0-

Nonmember-sourced income (earnings attributed to transactions with persons not eligible to receive patronage refunds, i.e. nonmembers) and nonpatronage income or loss (income or loss from activities not directly related to the cooperative activities of Farmland) is subject to income taxes computed on the same basis as such taxes are computed on the income or loss of other corporations.

Equity Redemption Plans

The equity redemption plans described below, namely the base capital plan, the estate settlement plan, and the special equity redemption plans (collectively, the “Plans”) may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors. The Plans are not binding upon the Board of Directors or Farmland, and the Board of Directors reserves the right to redeem, or not redeem, any of Farmland’s equities without regard to whether such action or inaction is in accordance with the Plans. Factors which the Board of Directors may consider in determining when and under what circumstances Farmland may redeem equities include, but are not limited to, the terms of our base capital plan and other equity redemption plans, results of operations, financial position, cash flow, capital requirements, long-term financial planning needs, income and other tax considerations and other relevant considerations. By retaining discretion to determine the amount, timing and ordering of any equity redemptions, the Board of Directors believes that it can continue to assure that the best interests of Farmland and our owners will be protected. Under our current credit facility, we are not allowed to make any payments under these Plans.

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

    Estate Settlement Plan

The estate settlement plan generally provides that equity holdings of deceased natural persons be redeemed at par value.

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

Presented below are the amounts of equity approved for redemption by the Board of Directors of Farmland and Farmland Foods under our equity redemption plans for each of the years in the three-year period ended 2001.

                Base Capital        Special Equity
                     Plan              and other           Total Plan
                  Redemptions        Redemptions(a)        Redemptions
               ------------------  -------------------   ----------------
                              (Amounts in Thousands)
1999........  $         -0-        $         377         $         377
2000........  $         -0-        $         262         $         262
2001........  $         -0-        $          34         $          34
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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED                   STOCKHOLDER MATTERS

There is no established public market for the voting common stock, associate member common stock or capital credits of Farmland. We believe that it is highly unlikely that a public market for any of these equities will develop in the foreseeable future for the following reasons:
1.   The common stock, associate member common stock and capital credits are nondividend and noninterest bearing;

2.   The common stock, associate member common stock and capital credits are not transferable without consent of the Farmland Board of
     Directors.

3.   The amount of patronage refunds a holder, who is eligible to receive patronage refunds, may receive is dependent on the earnings of Farmland attributable to the quantity or value of business such holder transacts with Farmland and not on the amount of equity held.  See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings"; and

4.   Farmland may redeem its equities from time to time at the sole and absolute discretion of the Board of Directors.  See "Business and Properties - Business - Equity Redemption Plans".
At August 31, 2001, based on holders of record, there are approximately 3,400 holders of common shares, 400 holders of associate member shares and 7,400 holders of capital credits.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 2001 are derived from the Consolidated Financial Statements of Farmland, which have been audited by KPMG LLP, independent certified public accountants. The information set forth below should be read in conjunction with the Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.
                                                                 Year Ended August 31
                               -----------------------------------------------------------------------------------------
                                     1997              1998              1999              2000              2001
                               ------------------ ----------------  ----------------  ---------------- -----------------

 Summary of Operations
 Net Sales.....................        $9,255,507         $8,903,017      $ 10,850,907       $ 12,388,723     $ 11,763,442
 Operating Income of Industry
    Segments(1)................           265,961            150,966           140,622            120,476           59,854
 Interest Expense..............            62,335             73,645            90,773            114,239          136,288
 Net Income (Loss).............           135,423             58,770            13,865            (29,250)         (89,986)

   Distribution of Net Income:
 Patronage Refunds:
    Allocated Equity...........      $     68,079       $     35,528      $     24,215            $ 8,002             $ -0-
    Cash.......................            40,228             23,593             6,054                 -0-              -0-
 Earned Surplus and Other
    Equities...................            27,116               (351)          (16,404)           (37,252)         (89,986)
                                     $    135,423       $     58,770          $ 13,865          $ (29,250)       $ (89,986)

 Balance Sheets:
 Working Capital...............      $    242,211       $    435,482      $    450,439          $ 214,902        $ 237,719
 Property, Plant and
    Equipment, net.............           783,108            827,149           833,203            826,962          755,629
 Total Assets..................         2,669,502          2,889,602         3,275,771          3,282,187        2,737,199
 Long-Term Borrowings
    (excluding
    current maturities)........           580,665            728,103           808,413            646,160          710,976
 Capital Shares and
    Equities...................           821,993            912,696           917,327            881,231          762,524

1.   Includes segment gross income, segment selling, general, and administrative expenses, segment other income (loss), segment minority interest, and the segment's equity in income (loss) of investees.
As described in Note 10 to the Consolidated Financial Statements, Farmland changed its method of accounting for derivative instruments and hedging activities in 2001. The cumulative effect of this change at September 1, 2000 was to decrease our net loss by $13.5 million.

As described in Note 13 to the Consolidated Financial Statements, Farmland changed its method of accounting for planned major maintenance costs from the accrue-in-advance method to the direct expense method in 2001. The cumulative effect of this change at September 1, 2000 was to decrease net loss by $6.3 million.

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

Farmland’s debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to or from Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered, by options of Farmland to call for redemption certain of its outstanding debt securities, and by the option of holders, under certain circumstances, to request the early redemption of outstanding debt securities. On October 31, 2000, we suspended sales under our debt program. To sell debt under our program, we will need to register additional securities with the Securities and Exchange Commission. This report on Form 10-K does not constitute an offer of securities; such an offering will only be made through a prospectus. During the year ended August 31, 2001, the outstanding balance of demand certificates decreased by $8.0 million and the outstanding balance of subordinated debenture bonds decreased by $33.6 million.

In May 2000, Farmland established a 364 day, $750 million, revolving credit facility (the “Credit Facility”) with a syndicate of banks. During April 2001, Farmland and a syndicate of banks reached an agreement to amend our Credit Facility and extend the term to November 9, 2001, in an amount of $500 million. During November 2001, Farmland and the syndicate of banks reached an agreement to extend the Credit Facility through February 8, 2002, in an amount of $418 million. Also during October 2001, Farmland received a commitment from another syndicate of banks to establish a new five year revolving credit of $350 million and a two year credit of $150 million that will replace the present Credit Facility. The commitment letter contains certain conditions to closing that include, among other things, certain material adverse change clauses. Although management cannot predict with certainty the outcome of future events, we anticipate the conditions to closing will be met and the financing will be accomplished prior to February 8, 2002. Concurrent with establishing the new bank facility, we intend to refinance, for approximately $200 million, the nitrogen facility at Coffeyville, Kansas that we currently operate under a synthetic lease. The new credit facility will be collateralized by substantially all of Farmland’s assets. The new credit facility will contain various financial covenants, including covenants regarding working capital, the ratio of certain debt to average cash flow and the ratio of equity to total capitalization.

At August 31, 2001, Farmland had $238.1 million of short-term borrowings under the current Credit Facility. Additionally, $47.8 million of the Credit Facility was utilized to support letters of credit. Farmland pays commitment fees under the Credit Facility based on the unused portion of the credit line. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories, fixed assets, and certain investments. Interest rates under the Credit Facility are based on a spread over the base rate (as defined in the agreement) or a spread over LIBOR (the London Interbank Offering Rate). The Credit Facility contains covenants related to Farmland’s ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the related agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As calculated at August 31, 2001, availability under the Credit Facility was approximately $121.5 million.

Farmland National Beef Packing Company, L.P. (“FNBPC”), a consolidated subsidiary, has established a five year, $225 million credit facility with a syndicate of banks. This facility provides for a line of credit for up to $100 million, and a term loan of $125 million, both of which are nonrecourse to Farmland. Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants and restrictions. At year end, FNBPC had borrowings of $138.9 million, and $16.9 million of the facility was being utilized to support letters of credit.

At August 31, 2001, Tradigrain had $439.4 million in credit facilities with various international banks. Tradigrain primarily uses these facilities to provide financing and letters of credit to support international grain trading transactions. Obligations of Tradigrain under these facilities are nonrecourse to Farmland and Farmland’s other affiliates. At August 31, 2001 Tradigrain had borrowings under the credit facilities of $97.9 million, and $7.1 million of the facilities were being utilized to support letters of credit. Additionally, $106.4 million of checks and drafts outstanding at August 31, 2001 were committed against the credit facilities.

Other subsidiaries and affiliates maintain other borrowing arrangements with banks and financial institutions. At August 31, 2001, $5.4 million was borrowed under such agreements, which are nonrecourse to Farmland.

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

As discussed above, we have a commitment letter to establish a new, long-term credit facility. Management believes that a new facility will be established prior to the existing facility becoming due and payable, and that this new facility will provide debt capital adequate for our operating and capital plans. However, no assurance of completion can be given

Farmland operates on a cooperative basis. In accordance with its bylaws, Farmland determines its annual earnings before income tax in accordance with accounting principles generally accepted in the United States of America. Such earnings are then identified to the various patronage refund allocation units (groups of similar products or services) which have been established by the Board of Directors The earnings of each patronage refund allocation unit are then divided into 1) a member-sourced portion determined on the basis of the quantity or value of business done by such allocation unit with or for its members who are eligible to receive patronage refunds and 2) a non-member sourced portion for which amounts are determined on the basis of the quantity or value of business done by such allocation unit with or for persons who are not eligible to receive patronage refunds, plus such net amount of earnings, expense or loss in an allocation unit which is unrelated to the cooperative operations carried on by Farmland for its members. The member-sourced portion of each patronage refund allocation unit is allocated among the members transacting business with such allocation unit in the ratio that the quantity or value of the business done with or for each such member bears to the quantity or value of the business done with or for all of such members. The Board of Directors reasonably and equitably determines whether allocations within any allocation unit will be on the basis of the quantity or value. The non-member sourced portion of annual earnings and earnings unrelated to the cooperative operations carried on by Farmland for its members are transferred to earned surplus after appropriate reduction for income tax.

Under Farmland’s bylaws, patronage refunds may be distributed to members from the member-sourced earnings as determined above, unless the earned surplus account after such distribution is lower than 30% of the sum of the prior year-end balance of outstanding common shares, associate member shares, capital credits and patronage refunds for reinvestment. In such cases, the patronage refund is reduced by the lesser of 15% or an amount required to increase the earned surplus account to the required 30%. The amount by which the member sourced income is so reduced is treated as nonmember-sourced income. The member sourced income remaining may be distributed to members as patronage refunds. For the years 1999 and 2000, the earned surplus account exceeded the required amount by $57.3 million and $13.6 million, respectively. For 2001, the earned surplus account was deficient of the required amount by $95.5 million.

The patronage refunds may be paid in the form of qualified or nonqualified written notices of allocation or cash. The nonqualified patronage refund and the allocated equity portion of the qualified patronage refund are sources of funds from operations which are retained for use in the business and which increase our equity base. Common shares and associate member common shares may be redeemed by cash payments from Farmland to holders of these equities who participate in Farmland’s base capital plan. Common stock, associate member common stock, capital credits and other equities of Farmland and Farmland Foods may also be redeemed under other equity redemption plans. The base capital plan and other equity redemption plans are described under “Business and Properties Business - Equity Redemption Plans”.

The Board of Directors of this Association has complete discretion to determine the handling and ultimate disposition of the Association’s patronage-sourced net losses (including allocation unit losses) and the form, priority and manner in which such losses or portions thereof are taken into account, retained, and ultimately disposed of or recovered. The Board may, as it did for fiscal year 2001, retain such losses of the Association and subsequently (i) dispose of them by offset against the net earnings of the Association of subsequent years, (ii) apply such losses to prior years’ patronage allocation at any time in order to dispose of them by means of offset and cancellation against members’ and patrons’ equity account balances, or (iii) select and use any other method of disposition of such losses as the Board of Directors, in its sole discretion, from time to time determines.

Net cash of $426.8 million was provided by operating activities during 2001 compared with net cash of $23.9 million provided by operating activities during 2000, reflecting a decrease in account receivables and inventories, partially offset by a decrease in accounts payable, other liabilities and net income. The decrease in working capital (accounts receivables, inventories and accounts payable) is primarily the result of restructuring our feed and domestic grain businesses as ventures. As a result, the working capital of these businesses is now held by Land O’Lakes Farmland Feed and ADM/Farmland. A significant portion of the cash generated was used to reduce bank loans, notes payable and subordinated debt by $263.8 million. Other major uses of cash for 2001 include: $107.4 million for capital expenditures, $24.2 million for acquisition of other long-term assets and $28.1 million for acquisition of investments and notes receivable.

In addition to the $426.8 million of cash from operations, other major sources of cash include: $32.0 million from sale of investments and collection of notes receivable and $28.8 million of distributions from joint ventures.

Results of Operations for Years Ended August 31, 1999, 2000 and 2001

Farmland’s sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, currency fluctuations, tariffs and other factors affecting United States imports and exports. In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland’s finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which these factors may impact our future operations. Farmland’s cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

The level of operating income in the crop production, petroleum, and refrigerated foods businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based crop nutrients, crude oil in the case of petroleum products, and live hogs, cattle and catfish in the case of refrigerated foods). We cannot determine the direction or magnitude to which these factors will affect our cash flow and net income or loss.

The table below shows the increase (decrease) in sales and income by business segment in each of the years in the three-year period ended 2001, compared with the respective prior year.
                                                                                      Change in Net Sales
                                                                            1999         2000 Compared        2001
                                                                          Compared         with 1999        Compared
                                                                          with 1998                        with 2000
                                                                       ---------------   -------------- -----------------
                                                                                      (Amount in Millions)

 Increase (Decrease) of Business Segment Sales:

  Crop Production.....................................................   $    (155)        $    (23)        $   (236)
  Petroleum...........................................................        (183)             465              292
  Feed................................................................          26               37             (567)
   Refrigerated Foods.................................................         143              605              215
   World Grain........................................................       2,029              362             (286)
  Other Operating Units...............................................          88               92              (43)
                                                                       --------------   --------------  ----------------
Total Increase (Decrease) in Business Segment Sales...................   $   1,948         $  1,538         $   (625)
                                                                       ==============   ==============  ================

                                                                               Change in Business Segment Income
                                                                                1999           2000            2001
                                                                              Compared       Compared     Compared with
                                                                              with 1998      with 1999         2000
                                                                            -------------- -------------- ---------------
                                                                                        (Amount in Millions)

 Increase (Decrease) of Business Segment Income:

  Crop Production.....................................................    $     (59)        $    (24)        $    (49)
  Petroleum...........................................................           11                8               49
  Feed................................................................            2                1              (11)
   Refrigerated Foods.................................................           21               16              (28)
   World Grain........................................................            1              (49)             (12)
  Other Operating Units...............................................            6               (3)             (29)
                                                                       ---------------   --------------   --------------
Total Increase (Decrease) in Business Segment Income..................    $     (18)        $    (51)        $    (80)

General and administrative expenses (increase) decrease............       $     (15)        $     (6)        $     29
Restructuring and other charges (increase)............................           -0-              -0-             (26)
Interest expense (increase) decrease..................................           (9)              11               -0-
Interest income increase..............................................            2                2                1
Other, net increase (decrease)........................................           (9)              (7)               7
Equity in net income of investees.....................................           -0-              (5)               1
Minority owners interest in net income of subsidiaries................           -0-              -0-              -0-
Cumulative effect of changes in accounting principles.................           -0-              -0-               1
Income tax benefit increase...........................................            4               13                6
                                                                        --------------   --------------   -------------
Total (Increase) Decrease in Unallocated Expenses.....................    $     (27)        $      8         $     19
Total (Decrease) in Net Income........................................    $     (45)        $    (43)        $    (61)
                                                                        ==============   ==============   =============

In computing the change of business segment income or loss, income and expenses not identified to an industry segment and income taxes have been excluded. See Note 15 of the Consolidated Financial Statements.

Following is management's discussion of business segment sales, segment income or loss and other factors affecting Farmland's net income during 1999, 2000 and 2001.

Crop Production

    Sales

On January 1, 2000, Farmland, Land O’Lakes, and Cenex Harvest States combined their crop production and crop protection marketing functions into a new venture, Agriliance, LLC. Farmland now sells 100% of our manufactured product to Agriliance. Sales of the crop production segment decreased $235.7 million, or 24%, in 2001 as compared to 2000. The decline is primarily due to an approximate 35% decrease in unit sales of plant foods offset by a 13% increase in the average unit selling prices for nitrogen-based plant foods and phosphate-based plant foods. The decrease in unit sales is primarily a result of lower demand as reflected by an industry-wide decrease in nitrogen and phosphate sales for the year ended August 31, 2001 compared with the prior year. As a result, Farmland reduced production output, which decreased our sales to Agriliance. The increase in average unit selling prices was the result of a combination of factors. The significant increase in natural gas prices caused nitrogen-based crop nutrient prices to increase. However, the increase in average unit selling prices was significantly less than the increase in natural gas prices as the relatively higher price within the United States for nitrogen-based crop nutrients made the United States market more attractive to foreign producers, resulting in increased imports of nitrogen-based crop nutrients to the United States. The average price of natural gas was $4.69 per mmbtu in 2001 as compared to $2.74 per mmbtu in 2000, which translates to an increased cost of producing anhydrous ammonia of approximately $66 per ton. To better manage our inventory costs, during the year we temporarily curtailed production of nitrogen-based plant foods at various production plants.

Sales of the crop production segment decreased $23 million, or 2%, in 2000 as compared to 1999. The decline was primarily due to an approximate 4% decrease in unit sales of plant foods combined with a 12% decrease in the average unit selling prices for phosphate-based plant foods, partially offset by a 15% increase in the average unit selling prices of nitrogen-based plant foods. The decline in the average unit selling price of phosphate-based plant foods was due primarily to decreased demand by China and India. In 2000, nitrogen-based plant foods unit selling prices have rebounded from 1999 unit selling prices primarily because supply has tightened due to industry-wide plant closings. During 1999, plant closings were in response to an imbalance in the supply and demand for nitrogen-based plant foods.

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

    Income

Income of the crop production segment decreased $48.5 million in 2001 as compared to 2000. Income before interest expense decreased $40.7 million in 2001 as compared to 2000 (see “Other Income (Deductions) – Interest Expense” for discussion regarding interest expense). Gains related to management of natural gas positions of $38.9 million in the current year including the increase in income of $12.3 million for the change in accounting methods for derivative instruments, are offset by a decrease in other income of $49.6 million due to the fiscal year 2000 pretax gain on the sale of a portion of our direct equity investment in the Agriliance venture. Other contributing factors include a reduction in gross margins of $30.9 million as a result of higher per unit cost of production caused by the increase in the cost of natural gas, $19.2 million increase in unrecovered fixed costs due to temporary shutdowns of three of our facilities during 2001, and an $18.9 million decrease in equity income from investees, primarily due to lower earnings from Agriliance. These factors were offset in part by a $29.8 million decrease in start-up costs related to the gasification plant located in Coffeyville, Kansas, a $6.6 million reduction in selling, general and administrative expenses and a change in our accounting method for planned major maintenance expenses, which resulted in a $6.3 million increase in income.

Income of the crop production segment decreased from a gain of $11.7 million in 1999 to a loss of $12.3 million in 2000. This decrease is primarily due to approximately $35.3 million of start-up costs related to the gasification plant located in Coffeyville, Kansas, lower phosphate-based plant foods margins due to lower demand by China and India, reducing our share of venture income by $16.6 million, a $22.1 million increase in interest expense, a $5.9 million increase in unrecovered fixed costs due to temporary shutdowns of two of our facilities during 2000, and $2.6 million in costs related to a write-off of certain natural gas inventory. These factors were offset in part by a $49.6 million pre-tax gain on the sale of a portion of our investment in the Agriliance venture to Land O’Lakes, and $8.9 million gain on futures positions closed as a result of anticipated natural gas purchases for our Pollock facility which did not occur. With the formation of the Agriliance venture, a portion of our nitrogen-based plant food income was recognized as equity in income of investees, rather than as gross income. Also, certain of crop production’s selling, general and administrative expenses were transferred to Agriliance.

Income of the crop production segment decreased from $70.5 million in 1998 to $11.7 million in 1999. This decrease was primarily attributable to lower unit margins on nitrogen-based plant food products. Unit margins declined as additional global plant foods production capacity combined with reduced domestic demand continued to decrease selling prices of nitrogen products in 1999. Partially offsetting the decline in gross margin, crop production and protection realized a $7.7 million gain on the sale of phosphate rock reserves, a $4.1 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur and a $4.3 million gain from settlement of litigation related to the acquisition of raw materials.

Petroleum

    Sales

Sales of the petroleum business increased $292 million, or 21%, in 2001 as compared to 2000. The increase is primarily due to an approximate 6% increase in unit sales of refined fuels along with a 13% increase in the average unit selling price. Propane unit sales increased 45% and propane average unit selling prices increased 47%. The refined fuels and propane unit price increases resulted from a colder than normal winter throughout much of the United States combined with low inventory levels of refined fuels, especially gasoline, and unplanned refinery shutdowns in the Midwest region of the country.

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

    Income

Income of the petroleum segment increased $49.0 million in 2001 as compared to 2000 primarily as a result of unusually large spreads between crude oil cost and refined fuel selling prices. The spread was caused by lower than normal inventory levels throughout the country and unplanned refinery shutdowns. The increase in gross margins of $70.6 million was partly a result of the dissolution of Cooperative Refining, LLC, which was 42% owned by Farmland, effective December 31, 2000. As a result, income previously recognized as equity in income of investees is now recognized as a part of gross margins. The increase in gross margins was offset by $3.6 million increase in selling, general and administrative expenses, and a decrease in equity in income from investees of $14.7 million, primarily as a result of the dissolution of Cooperative Refining, LLC.

The petroleum business segment had income of $10.2 million in 2000 compared with $2.3 million in 1999. This increase resulted primarily when, during the last half of our fiscal year, refined fuel product prices increased more than crude oil prices increased. With the formation of Cooperative Refining, a significant portion of our petroleum income was recognized as equity in income of investees, rather than gross income. Also, certain of petroleum’s selling, general and administrative expenses were transferred to our ventures.

The income of the petroleum business segment increased $11.3 million in 1999 as compared to 1998. The increase in income was primarily a result of volatile market prices for energy products. In 1998, market prices fell sharply, and we reduced our income and the carrying value of inventories by approximately $27.6 million to reflect this market value decline. During 1999, we recovered the market value of these inventories, and accordingly, we increased the carrying value of these petroleum inventories by $27.6 million and recognized income in the same amount to reflect this increase. In addition, we placed the operations of the Coffeyville refining in a venture which commenced operations on September 1, 1999. In anticipation of the venture’s operations, we were able to liquidate certain LIFO inventories and realize a $14.5 million gain. These increases in income were partially offset by strong industry-wide production of refined fuels combined with lower demand for these products, which reduced the spread between crude oil costs and refined product selling prices.

Feed

    Sales

In order to enhance the size, scale and market position of our feed operations, effective October 1, 2000, Farmland and Land O’Lakes combined feed businesses to form a new venture, Land O’Lakes Farmland Feed (LOLFF). Starting October 1, 2000, we no longer record our feed business sales, SG&A expenses and other income in our Consolidated Financial Statements. Instead, we record only our share of net income (loss) of the venture as equity in net income of investees in our Consolidated Financial Statements. As a result of forming the venture, the sales of the feed segment as recorded in Farmland’s financial statements decreased $567 million, or approximately 93%, in 2001 compared with 2000.

Sales of the feed business increased $37 million, or 6% in 2000 compared with 1999. The increase resulted primarily from a 4% increase in feed tons sold combined with higher unit prices for feed ingredients.

Sales of the feed business increased $26 million in 1999 compared with 1998. This increase resulted primarily from higher unit sales due to geographic expansion partially offset by lower per ton selling prices for livestock feed and feed ingredients.

    Income

Income for the feed segment decreased $10.8 million in 2001 compared with the same period last year primarily due to our share of non-recurring cost associated with LOLFF’s restructuring of its manufacturing facilities combined with reduced margins from the poultry formula feed, Farm and Ranch, and Animal Protein lines of business. Manufacturing expenses also increased in part due to increased natural gas costs.

Income of the feed business increased $0.8 million in 2000 compared to 1999. The increase was primarily due to higher unit margins in formula feed, feed ingredients, and basic products. Income of the feed business increased $1.8 million in 1999 compared to 1998. The increase was primarily due to higher unit margins on pet, specialty, and equine feeds.

During June 2001, LOLFF announced the acquisition by LOLFF of an independent feed company, Purina Mills. We believe that this acquisition will not have a significant impact on our earnings from the LOLFF venture.

Refrigerated Foods

    Sales

Sales in the refrigerated foods segment increased $215 million, or approximately 5%, in 2001 compared with 2000. This increase was primarily due to an 8% increase in unit selling price partially offset by a 3% reduction in unit sales volume. The reduction in unit sales volume was primarily due to decreased slaughter levels resulting from the sale of an inefficient plant located in Dubuque, Iowa during June 2000 and the closure of our Carroll, Iowa plant during June 2001. The increase in unit selling price is in part, the result of our continued emphasis on providing value added products, such as Farmland Family Entrees™, Farmland Ground and Browned™ fully cooked and seasoned ground beef, and case ready meats.

Sales in the refrigerated foods segment increased $606 million, or 15%, in 2000 compared with 1999. This increase was attributable to a 6% increase in volume of meat sold combined with a 10% increase in unit selling prices of meat products.

The refrigerated foods segment sales increased $143 million, or 4% in 1999 compared with 1998. The increase was attributable to higher unit sales of both beef and pork, partly offset by a decrease in unit sales price of pork.

    Income

Income in the refrigerated foods segment decreased $28.1 million in 2001 compared with 2000. This decrease was primarily the result of a management decision, based on a review of our refrigerated foods business, to close unprofitable meat facilities. As a result of these closings, we recorded a $17 million charge during our third quarter, reflecting the reduction of the net book value of fixed assets to their net realizable value, accrued severance costs, and the elimination of associated goodwill. Other components of the decrease are increased promotional costs and continued advertising costs to enhance our brand recognition and start up costs related to our case ready program. Case ready refers to meat products which are prepared to the specifications of retailers and which do not require additional preparation work prior to sale by the retailer. Also, additional cleanup costs were incurred as a result of a fire at our Albert Lea, Minnesota plant in July. Although the fire destroyed our Albert Lea facility, our ability to supply product to our customers has not been significantly affected as we moved some production to our other owned facilities and entered into co-packing arrangements to supply additional product.

Income of the refrigerated foods segment increased $15.7 million in 2000 compared with 1999. This increase was attributable to increased unit sales combined with increased margins per pound of beef. This increase was partially offset by higher pork selling and marketing expenses and an $11.5 million loss recognized on the sale of our Dubuque, Iowa meat processing plant.

Income of the refrigerated foods segment increased $21.5 million in 1999 compared with 1998. This increase was primarily due to increased gross margins as a result of a decline in live hog prices and an increase in unit selling prices of beef. This increase was partially offset by an increase in promotional, advertising and storage expenses.

World Grain

    Sales

Sales of the world grain segment decreased $286 million, or 6%, in 2001 as compared to 2000. The decline was primarily a result of the formation of a grain marketing relationship between Farmland and ADM, effective May 4, 2001. ADM/Farmland, a wholly-owned subsidiary of ADM, purchased our United States grain inventories and now leases and operates Farmland’s grain elevators throughout the United States. The leases are structured to cover the depreciation, amortization and taxes related to the elevators, and we are entitled to receive a 50% share of the earnings or losses of ADM/Farmland. With this agreement substantially all domestic grain sales are now recognized by the new entity and are no longer included in Farmland’s consolidated sales.

Sales of the world grain segment increased $362 million, or 9%, in 2000 compared to 1999. This increase was primarily due to unit sale increases in grain, oilseeds and sugar, partially offset by lower grain unit prices.

World grain sales increased 95%, or $2.0 billion, in 1999 compared to 1998. The primary cause of this increase in sales was the change in our international grain marketing business from grain brokerage operations to buy/sell operations. Due to this change, it was appropriate to record the full value of the grain sold as revenue ($2.0 billion in 1999) and related costs of grain acquisition as cost of goods sold ($1.9 billion in 1999), rather than recognizing as revenue only the net margins on grain transactions.

    Income

During May 2001, Farmland entered into a grain marketing relationship with ADM and sold our grain commission company, Farmland Atwood, to ADM. These transactions resulted in a charge of $12.2 million during the year, consisting primarily of elimination of associated goodwill and accrued severance for the affected employees. This was the primary reason income of the world grain segment decreased $12.5 million, or 43%, in 2001 as compared to 2000. Also affecting world grain’s income were higher interest costs associated with carrying grain inventories, partly offset by a reduction of selling, general and administrative (SG&A) expenses.

World grain income decreased $48.9 million in 2000 compared to 1999. This decrease is primarily the result of Farmland terminating grain contracts after we determined the risk associated with these contracts could no longer be evaluated. Lower per unit margins from wheat marketing was also a contributing factor. This decrease was partly offset by the capturing of deferred shipment values, commonly referred to as “carry,” which is revenue in excess of the cost of holding grain for deferred execution.

In 1999, world grain income increased 7%, or $1.3 million. This increase resulted primarily from higher storage revenues offset by increased interest expense.

Other Operating Units

Segment income for other operating units decreased $28.6 million for the twelve months ended August 31, 2001 compared with the prior year. This decrease was primarily attributable to Heartland Wheat Growers, our subsidiary which produced wheat gluten at a facility in Russell, Kansas. In response to government subsidies of European wheat gluten production, the United States government had in place a trade protection order which limited the volume of European wheat gluten which could be imported into the United States. This trade order expired June 1, 2001 and was not renewed. Primarily as a result of the anticipated increase in wheat gluten availability, wheat gluten prices declined significantly during the third quarter. Since we believe wheat gluten prices will remain depressed for an extended time, we closed our wheat gluten facility during May 2001. As a result, we have recorded a $20 million charge related to this closing, primarily to reduce the net book values of certain fixed assets to their net realizable values.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $82.4 million in 2001 compared with 2000. SG&A expenses directly associated with business segments decreased $55.3 million, primarily related to formation of our Land O’Lakes Farmland Feed, ADM/Farmland, and Agriliance joint ventures and the sale of our Dubuque, Iowa meat processing plant. We successfully reduced SG&A expenses not identified to business segments by $29.1 million (part of a $39 million overall decrease in net unallocated expense before taxes and restructuring charges), primarily as a result of reduced information technology and personnel costs.

Selling, general and administrative expenses decreased $4.0 million in 2000 compared with 1999. SG&A expenses directly associated with business segments decreased $10.4 million, primarily related to formation of the Agriliance and Cooperative Refining joint ventures and lower agency fees paid to Country Energy. SG&A expenses not identified to business segments increased by $6.4 million primarily as a result of higher employee related costs.

Selling, general and administrative expenses increased $48.8 million, or 11%, in 1999 compared with 1998. SG&A and expenses directly associated with business segments increased $33.3 million (primarily related to the pork business and acquisition of SF Services, Inc.) and has been included in the determination of the operating income of business segments. General corporate expenses not identified to business segments increased $15.5 million primarily as a result of the increased cost of management information systems and increased expenses related to geographic expansion.

Restructuring and Other Charges

During 2001, we recorded $80.3 million of restructuring and other charges. In addition to the significant charges included in the above segment discussion, we recorded a $26 million charge to write off a portion of our enterprise-wide integrated software system associated with businesses which have been sold or are being operated through joint ventures.

Other Income (Deductions)

    Interest Expense

Interest expense increased $22.0 million in 2001 compared with 2000 primarily due to increased financing to support grain inventories and receivables, an increase in our average borrowing rate, and the amortization of costs related to establishing our new senior secured credit facility.

Interest expense increased $23.4 million in 2000 compared with 1999 primarily due to an increase in the average interest rate and the amortization of cost related to establishing our new senior secured credit facility. Interest expense directly charged to the segments increased by $34.2 million.

Interest expense increased $17.1 million in 1999 compared with 1998 primarily reflecting higher average borrowings. Interest expense directly charged to the segments increased by $8.3 million.

    Other, Net

Other, net decreased $4.0 million in 2001 compared to 2000. Other, net directly connected to segments decreased $11.2 million and those results have been included in the results of segments previously discussed. Other, net not directly connected to the segments increased $7.2 million, primarily due to the gain on the sale of our 50% ownership in One System Group, a provider of information services.

Other, net decreased $20.6 million in 2000 compared with 1999. Other, net directly connected to segments decreased $13.2 million. Other, net not identified to segments decreased $7.4 million in 2000 compared with 1999, primarily as a result of a $6.9 million loss from our 24.5% ownership in VantagePoint Network LLC, a joint venture providing information services to production agriculture.

Other, net increased $13.0 million in 1999 compared with 1998. Other, net directly connected to segments increased $22.0 million. Other, net not identified to segments decreased $9.0 million. The decrease in 1999 compared to 1998 is primarily due to non-recurring income recognized in 1998, including the $2.2 million gain on the sale of Cooperative Service Company and the $7.2 million gain on the sale of a 3.8% interest in National Beef Packing Co. L.P.

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

Farmland wholly or jointly owns or operates grain elevators and manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties. Farmland also has been identified by the Environmental Protection Agency (EPA), as a potentially responsible party (“PRP”) under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at four such sites. CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present and former owners or operators of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property. We are investigating or remediating contamination at 51 properties under various state and federal hazardous waste management laws. During 1999, 2000 and 2001, we paid approximately $7.2 million, $2.3 million and $1.2 million, respectively, for environmental investigation and remediation.

Farmland currently is aware of probable obligations for environmental matters at a number of properties. As of August 31, 2001, we had an environmental accrual in our Consolidated Balance Sheet for probable and reasonably estimated cost for remediation of contaminated property of $17.2 million. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate. Farmland has also recorded, as a receivable, approximately $0.3 million of estimated, probable insurance proceeds related to an environmental issue which has been remediated.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown. As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued. In management’s opinion, it is reasonably possible that Farmland may incur $14.7 million of costs in addition to the $17.2 million which has been accrued.

Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.1 million at August 31, 2001 (and are in addition to the $14.7 million discussed in the prior paragraph). These liabilities are accrued when plans for termination of plant operations have been made. Operations are being conducted at these locations and we do not plan to terminate such operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

In November 1998, there was a release of petroleum into the Verdigris River near Coffeyville, Kansas, from a break in a section of Farmland’s pipeline facilities. Farmland committed extensive resources to address the release and we believe there has been no lasting impact on the environment. However, in April 2001, Farmland received an EPA demand for civil penalty associated with the release. Although the final penalty amount to be assessed still has not been decided, Farmland believes the matter ultimately will be resolved for an immaterial which has been accrued as of August 31, 2001.

Protection of the environment requires us to incur expenditures for equipment or processes. These expenditures may impact our future net income. The EPA has issued new rules limiting sulfur in gasoline to 30 parts per million and has published a proposed rule limiting sulfur in diesel fuel to 15 parts per million. The rules affecting gasoline were effective December 1, 1999 with a January 1, 2004 compliance date. The proposed rules for diesel fuel have a June 1, 2006 compliance date. Based on information currently available, we anticipate that material expenditures, possibly in excess of $100 million, will be required to achieve compliance with these new and pending rules. Farmland has applied for, but has not received, regulatory extension of the deadlines until 2008. Furthermore, Congress is considering legislation which may result in classification of Farmland as a small refiner. Classification as a small refiner may provide Farmland with greater flexibility in meeting the low sulfur requirements.

Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 1999, 2000 and 2001, Farmland had capital expenditures of approximately $6.5 million, $6.8 million and $0.7 million, respectively, to improve our environmental compliance and the efficiency of our operations.

Management believes we currently are in substantial compliance with existing environmental rules and regulations. There can be no assurance that the environmental matters described above or environmental matters which may develop in the future will not have a material adverse effect on our business, financial condition or results of operations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” was issued by the Financial Accounting Standards Board (FASB) and is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000 (our fiscal year 2001). Adoption of SFAS No. 140 did not have a material effect on Farmland’s financial position or our results of operations.

SFAS No. 141 “Business Combinations” effective for business combinations with non-cooperative enterprises initiated after June 30, 2001. A business combination occurs when an enterprise acquires net assets that constitute a business or equity interests of one or more other enterprises and obtains control over that enterprise or enterprises. For purposes of the final Statement, the formation of a joint venture is not a business combination. Business combinations involving a non-cooperative enterprise which are initiated after June 30, 2001 must use the purchase method of accounting, and the pooling of interest method of accounting is prohibited. Business combination involving cooperative enterprises are excluded from the scope of SFAS No. 141 pending issuance of interpretative guidance from the FASB. We do not anticipate that adoption of this statement will have a material effect on Farmland’s financial position or our results of operations.

SFAS No. 142 “Goodwill and Other Intangible Assets” was issued during June 2001 by the FASB. On adoption of this standard, goodwill and other intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142, will be effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003). For goodwill and other intangible assets arising out of business combination with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB. Management is currently reviewing the impact that the provisions of this statement will have on our financial statements and results of operations.

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued in December 1999 by the staff of the SEC and is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (our fiscal year 2001). Adoption of Staff Accounting Bulletin No. 101 did not have a material effect on Farmland's financial position or our results of operations.

SFAS No. 143 “Accounting for Asset Retirement Obligations” was issued during June 2001, by the FASB. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, Farmland will recognize a gain or loss on settlement.

Farmland is required and plans to adopt the provisions of Statement No. 143 for the quarter ending November 30, 2002 (our fiscal year 2003). To accomplish this, Farmland must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require Farmland to gather market information and develop cash flow models. Additionally, Farmland will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued during October 2001, by the FASB. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” it retains many of the fundamental provisions of that statement.

This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

This statement is effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003), management is currently reviewing the impact that the provisions of this statement will have on our financial statements and results of operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Form to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland. The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the effects of actual, pending and possible legislation and regulation (including, but not limited to, the effects of FAIR, “trade promotion authority” and certain environmental laws), the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted and proposed regulations related to low sulfur gasoline and diesel fuel, our ability to qualify for a delay in implementation of enacted and proposed low sulfur rules, our ability to obtain a new, long-term credit facility, the redemption of our various equities, the anticipated refinancing of certain leased facilities, and the adequacy of certain raw material reserves and supplies. Discussion containing such forward-looking statements is found in the material set forth under “Business and Properties” (including, without limitation, “Business Risk Factors”), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements”, as well as within this Form 10-K generally.

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

4.   Factors affecting the export of United States agricultural produce (including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand).

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

8.   Technological changes that are more difficult or expensive to implement than anticipated.

9.   Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments and environmental remediation costs in excess of amounts accrued.

10.  Material adverse changes in financial, banking or capital markets.

11.  Federal or state regulations regarding environmental matters.

12.  Terrorist attacks which have disrupted the financial and credit markets and have negatively impacted the United States economy and other economies.

13.  The factors identified in "Business and Properties - Business - Business Risk Factors".

ITEM 7A.     Quantitative and qualitative disclosures about Market Risk

Sensitivity Analysis

Farmland is exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Within limits approved by the Board of Directors, we may take net long or short grain and sugar positions. Otherwise, all derivative instruments held by Farmland are intended to serve as economic hedges, although they may not be designated as accounting hedges. Commodities to which we have risk exposure include: feedgrains, wheat, oilseeds, soybean meal, sugar, cattle, hogs, natural gas, crude oil and refined fuels. Farmland also has risk exposure to changes in interest rates and changes in the exchange rate for certain foreign currencies, primarily the Euro. Farmland maintains risk management control systems to monitor its commodity risks and the offsetting hedge positions.

The following table presents one measure of market risk exposure using sensitivity analysis. Market risk exposure is defined as the change in the fair value of the derivative commodity instruments assuming a hypothetical change of 10% in market prices. Actual changes in commodity market prices may differ from hypothetical changes. Fair value was determined for derivative commodity contracts using the average quoted market prices for the three near-term contract periods combined with Farmland’s net position by commodity at year-end. The market risk exposure excludes the underlying positions that are being economically hedged. The underlying commodities hedged have a high inverse correlation to price changes of the derivative commodity instruments.

                 Effect of 10% Change in Fair Value
                           As of August 31
----------------------------------------------------------------------
                        (Amounts in Millions)
Derivative Commodity Contracts:
                                                    2000        2001
Grains:
   Trading.................................   $     10.2  $     15.8
   Other than trading......................   $     20.7  $     -0-
Energy:
   Trading.................................   $     -0-   $      1.0
   Other than trading......................   $     14.5  $      1.2
Meats:
   Trading.................................   $      0.7  $      2.1

Farmland uses interest rate swaps to hedge a portion of its variable interest rate exposure and uses foreign currency forward contracts to hedge its exposure related to certain foreign currency denominated transactions. Farmland also has fair value exposure to interest rate risk as a result of our fixed rate debt. Assuming an adverse interest rate movement of 100 basis points, the impact on fair value of interest positions held at August 31, 2000 and 2001 would be $32.7 million and $33.8 million, respectively. Assuming an adverse movement in the foreign currency spot price of 10%, the impact on fair value of currency positions held at August 31, 2000 and 2001 would be $1.2 million and $2.1 million, respectively. Market risk on other than trading transactions is not material to our results of operations or financial position, as we have offsetting physical positions. The market risk of trading positions is unlikely to have a material impact on our financial position, but could have a material impact on our results of operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FARMLAND CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Report..........................................................35

    Consolidated Balance Sheets, August 31, 2000 and 2001.................................36

    Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 2001..........................................................38

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 2001...........................................39

    Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 2001...........................................41

    Notes to Consolidated Financial Statements............................................42

INDEPENDENT AUDITORS' REPORT

The Board of Directors Farmland Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 2000 and 2001, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, Farmland changed its method of accounting for derivative instruments and hedging activities in 2001. As discussed in Note 13 to the consolidated financial statements, Farmland changed its method of accounting for planned major maintenance costs from the accrue-in-advance method to the direct expense method in 2001.

KPMG LLP

Kansas City, Missouri
November 19, 2001

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                   August 31
                                                                      ------------------------------------
                                                                             2000              2001
                                                                      ------------------- ----------------
                                                                            (Amounts in Thousands)

Current Assets:
  Accounts receivable - trade......................................... $       740,026    $       550,291
  Inventories (Note 2)................................................         832,687            588,807
  Deferred income taxes (Note 6)......................................          45,589             63,160
  Other current assets................................................         207,127            150,586
                                                                       ----------------   ----------------
        Total Current Assets.......................................... $     1,825,429    $     1,352,844
                                                                       ----------------   ----------------

Investments and Long-Term Receivables (Note 3)                         $       399,889    $       373,119
                                                                       ----------------   ----------------

Property, Plant and Equipment (Notes 4 and 5):
  Property, plant and equipment, at cost.............................. $     1,787,614    $     1,708,382
  Less accumulated depreciation and amortization......................         960,652            952,753
                                                                       ----------------   ----------------
  Net Property, Plant and Equipment................................... $       826,962    $       755,629
                                                                       ----------------   ----------------

Other Assets                                                           $       229,907    $       245,952
                                                                       ----------------   ----------------

Total Assets                                                           $     3,282,187    $     2,727,544
                                                                       ================   ================
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITIES

                                                                             ------------------------------------
                                                                                     2000               2001
                                                                             ------------------- ----------------
                                                                                     (Amounts in Thousands)

Current Liabilities:
  Checks and drafts outstanding..........................................    $      135,799     $      116,640
  Short-term notes payable (Note 5)......................................           689,477            341,559
  Current maturities of long-term debt (Note 5)..........................            32,222             48,054
  Accounts payable - trade...............................................           345,286            342,312
  Customer advances on product purchases.................................           120,731             10,747
  Accumulated interest on subordinated securities........................            53,069             67,795
  Other current liabilities..............................................           233,943            188,018
                                                                             --------------     --------------
        Total Current Liabilities........................................    $    1,610,527     $    1,115,125
                                                                             --------------     --------------
Long-term Liabilities:
  Long-term borrowings (excluding current maturities) (Note 5)...........    $      646,160     $      710,976
  Other long-term liabilities............................................            40,134             38,702
                                                                             --------------     --------------
        Total Long-Term Liabilities......................................    $      686,294     $      749,678
                                                                             --------------     --------------
Deferred Income Taxes (Note 6)...........................................    $       54,676     $       70,906
                                                                             --------------     --------------
Minority Owners' Equity in Subsidiaries (Note 7).........................    $       49,459     $       29,311
                                                                             --------------     --------------
Capital Shares and Equities (Note 8):
  Preferred shares, Authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated at redemption value, $50 per share,
     2,000,000 shares issued and outstanding.............................    $      100,000     $      100,000

  Common shares, $25 par value -- Authorized 50,000,000 shares,
     21,102,505 shares issued and outstanding
      (20,915,040 shares in 2000)........................................           522,876            527,563

  Associate member common shares (nonvoting),
     $25 par value -- Authorized 2,000,000 shares, 1,119,627
     shares issued and outstanding (1,212,840 shares in 2000)............            30,321             27,991

   Accumulated other comprehensive income (net of deferred tax benefit
     of $3,806 in 2001) (Notes 9 and 10).................................               111            (21,342)

  Earned surplus and other equities......................................           227,923            128,312
                                                                             --------------     --------------
        Total Capital Shares and Equities................................    $      881,231     $      762,524
                                                                             --------------     --------------

Contingent Liabilities and Commitments (Notes 5 and 11)

Total Liabilities and Equities...........................................    $    3,282,187     $    2,727,544
                                                                             ==============     ==============
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended August 31
                                                              --------------------------------------------------------
                                                                    1999               2000                2001
                                                              -----------------   ----------------   -----------------
                                                                              (Amounts in Thousands)
Sales........................................................  $   10,850,907     $    12,388,723    $    11,763,442
Cost of sales................................................      10,372,915          11,917,242         11,331,217
                                                              -----------------   ----------------   -----------------
Gross income.................................................  $      477,992     $       471,481    $       432,225

Selling, general and administrative expenses.................         480,839             476,808            394,398

Restructuring and other charges (Note 12)....................              -0-                 -0-            80,325

Other income (expense):
    Interest expense.........................................         (90,773)           (114,239)          (136,288)
    Interest income..........................................           8,337              14,248             18,257
    Other, net (Note 19).....................................          43,322              22,691             18,696
Total other income (expense).................................  $      (39,114)    $       (77,300)   $       (99,335)
                                                              -----------------   ----------------   -----------------

Loss before equity in net income of investees, minority
    owners' interest in net (income) of subsidiaries, income
    tax benefit, and cumulative effect of changes
     in accounting principles, net of income tax expense...... $      (41,961)    $       (82,627)   $      (141,833)

Equity in net income of investees (Note 3)...................          65,510              56,891             27,457

Minority owners' interest in net income
    of subsidiaries..........................................         (17,727)            (24,996)           (23,164)
                                                              -----------------   ----------------   -----------------

Income (loss) before income tax benefit and
    cumulative effect of changes in accounting
    principles                                                $         5,822     $       (50,732)   $      (137,540)

Income tax benefit (Note 6)..................................           8,043              21,482             27,778
                                                              -----------------   ----------------   -----------------

Income (loss) before cumulative effect of changes in
    accounting principles..................................... $       13,865      $      (29,250)    $     (109,762)

Cumulative effect of changes in accounting for
    derivative financial instruments and planned major
    maintenance costs, net of $3,333 income
    tax expense (Notes 10 and 13).............................             -0-                 -0-            19,776
                                                              -----------------   ----------------   -----------------

Net income (loss).............................................  $      13,865       $     (29,250)     $     (89,986)
                                                               ===============    =================   ================

Pro forma net income (loss) assuming use of the direct
    expense method of accounting for planned major
    maintenance costs (Note 13)...............................  $      15,398       $     (29,615)     $     (96,256)
                                                               ===============    =================   ================
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended August 31
                                                                   ---------------------------------------------------
                                                                        1999             2000              2001
                                                                   ---------------  ---------------   ----------------
                                                                                (Amounts in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................   $    13,865      $   (29,250)         $ (89,986)

Adjustments  to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization................................       109,184          108,126            113,631
  Asset impairment charges.....................................                             -0-            66,954
                                                                -0-
  Equity in net income of investees............................       (65,510)         (56,891)           (27,457)
  Minority owners' equity in net
    income of subsidiaries.....................................        17,727           24,996             23,164
  (Gain) loss on disposition of investments....................           189          (50,234)             4,032
  Patronage refunds received in equities.......................        (2,143)          (1,284)            (1,348)
  Proceeds from redemption of patronage equities...............         4,598            3,123                 -0-
  Deferred income taxes........................................        10,230           (4,476)             2,465
  Adjustment of LIFO inventories...............................       (27,593)              -0-                -0-
  Other increase (decrease)....................................         7,929           (5,450)            11,788
  Changes in assets and liabilities (exclusive
    of assets and liabilities of businesses acquired):
    Accounts receivable........................................      (181,454)          54,211            186,953
    Inventories................................................       (76,190)         (45,737)           288,778
    Other assets...............................................       (30,592)         (11,214)              (362)
    Accounts payable...........................................       105,028         (118,010)            (2,974)
    Other liabilities..........................................       (35,791)         155,960           (148,827)
                                                                ---------------  ---------------   ----------------

Net cash provided by (used in) operating activities............   $  (150,523)     $    23,870       $    426,811
                                                                ---------------  ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................................   $  (121,184)     $  (100,865)      $   (107,414)
Distributions from joint ventures..............................        54,121           58,962             28,774
Acquisition of investments and notes receivable................       (69,811)         (36,568)           (28,087)
Acquisition of other long-term assets..........................       (38,240)         (35,081)           (24,194)
Proceeds from sale of investments
  and collection of notes receivable...........................        61,993           93,530             32,046
Proceeds from sale of fixed assets.............................        22,023           16,825             14,445
Acquisition of businesses, net of cash acquired................        (5,829)              -0-                -0-
Other (decrease)...............................................          (233)              -0-                -0-
                                                                ---------------  ---------------   ----------------

Net cash used in investing activities..........................   $   (97,160)     $    (3,197)      $    (84,430)
                                                                ---------------  ---------------   ----------------
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                               Year Ended August 31
                                                               ------------------------------------------------------
                                                                    1999               2000               2001
                                                               ---------------    ---------------   -----------------
                                                                              (Amounts in Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds................................$.    (23,593)      $      (6,054)    $          -0-
Payments for redemption of equities............................     (9,050)               (480)               -0-
Payments of dividends on preferred shares......................     (8,004)             (8,000)           (8,000)
Proceeds from bank loans and notes payable.....................  2,739,865           3,335,921         5,280,228
Payments of bank loans and notes payable....................... (2,624,938)         (3,447,962)       (5,510,711)
Proceeds from issuance of subordinated debt
    certificates...............................................    121,630             101,786            15,328
Payments for redemption of subordinated
    debt certificates..........................................    (20,376)            (40,538)          (48,641)
Net increase (decrease) in checks
    and drafts outstanding.....................................     76,128              59,671           (19,159)
Partner distributions..........................................    (11,957)            (16,204)          (43,446)
Other increase (decrease)......................................        644               1,187            (7,980)
                                                              ---------------    ---------------   -----------------
Net cash provided by (used in) financing activities..........$.    240,349       $     (20,673)    $    (342,381)
                                                              ---------------    ---------------   -----------------
Net decrease in cash and cash equivalents....................$.     (7,334)      $          -0-    $          -0-
Cash and cash equivalents at beginning of year.................      7,334                  -0-               -0-
                                                              ---------------    ---------------   -----------------
Cash and cash equivalents at end of year.....................$.         -0-      $          -0-    $          -0-
                                                               ===============   ================   =================

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND INCOME
TAXES:
Interest.....................................................$.     77,143       $     107,991     $     123,039

Income taxes paid (refunded), net............................$.     (4,045)      $     (17,622)    $       3,409
                                                               ===============   ================   =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Transfer of assets in exchange for investment in
    joint ventures (petroleum and crop production in
      2000, feed in 2001)....................................$.        300       $      69,150      $     45,774
                                                               ===============   ================   =================
Receipt of assets as return of equity in petroleum
    venture..................................................$.         -0-          $      -0-    $      54,399
                                                               ===============   ================   =================
Appropriation of current year's net income as
    patronage refunds........................................$.     30,269      $        8,002     $          -0-
                                                               ===============   ================   =================
Acquisition of businesses:
    Fair value of assets acquired............................$.     32,883       $          -0-   $           -0-
    Goodwill...................................................     14,574                  -0-               -0-
    Equity issuable............................................         -0-                 -0-               -0-
    Cash paid or payable.......................................     (7,750)                 -0-               -0-
                                                             ---------------    ---------------   -----------------
Liabilities assumed...........................................$     39,707        $         -0-    $          -0-
                                                               ===============   ================   =================

See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES

                                                             Years Ended August 31, 1999, 2000 and 2001
                                           --------------------------------------------------------------------------------
                                                                                                                Associate      Accumulated      Earned        Total
                                                                       Member           Other      Surplus and     Capital
                                            Preferred     Common       Common       Comprehensive     Other      Shares and
                                             Shares       Shares       Shares           Income       Equities     Equities
                                           ------------ ------------ -----------  ---------------------------- ------------
                                                                       (Amounts in Thousands)
Balance at August 31, 1998..................$100,071      $451,804    $28,508     $        65     $ 332,248      $912,696
Comprehensive income:
   Appropriation of current year's net income...  -0-           -0-        -0-             -0-       13,865        13,865
   Currency translation adjustments...............-0-           -0-        -0-             31            -0-           31
                                                                                                              ------------
Total comprehensive income........................                                                                 13,896

Patronage refund payable in cash transferred
  to current liabilities................          -0-           -0-        -0-             -0-       (6,054)       (6,054)
Prior year patronage refund allocation.....       -0-       32,481      3,046              -0-      (35,527)           -0-
Dividends on preferred stock...............       -0-           -0-        -0-             -0-       (8,004)       (8,004)
Exchange of common stock, associate member
     common stock and other equities.......       -0-       (1,821)    (1,393)             -0-        3,214            -0-
Issue, redemption and cancellation of equities..  (2)       25,565     (3,272)             -0-      (17,498)        4,793
                                            ------------ ------------ -----------  ------------   ------------  -----------

Balance at August 31, 1999..................$100,069      $508,029    $26,889       $      96     $ 282,244      $917,327
Comprehensive income:
   Appropriation of current year's net loss..     -0-           -0-        -0-             -0-      (29,250)      (29,250)
   Currency translation adjustments..........     -0-           -0-        -0-             15            -0-           15
                                                                                                               ------------
Total comprehensive income (loss)............                                                                     (29,235)

Prior year patronage refund allocation.......     -0-       18,241      3,757              -0-      (21,998)           -0-
Dividends on preferred stock.................     -0-           -0-        -0-             -0-       (8,000)       (8,000)
Exchange of common stock, associate member
     common stock and other equities.......       -0-       (2,209)      (345)             -0-        2,554            -0-
Issue, redemption and cancellation of equities.  (69)       (1,185)        20              -0-        2,373         1,139
                                           ------------ ------------ -----------  --------------- ------------  -----------

Balance at August 31, 2000..................$100,000      $522,876    $30,321       $     111     $ 227,923      $881,231
Comprehensive income:
   Appropriation of current year's net loss..     -0-           -0-        -0-             -0-      (89,986)      (89,986)
   Currency translation adjustments..........     -0-           -0-        -0-            (17)           -0-          (17)
   Transition adjustment, net of tax.........     -0-           -0-        -0-         25,653            -0-       25,653
   Net gain on cash flow hedges, net of tax..     -0-           -0-        -0-          9,519            -0-        9,519
   Less reclassification adjustments, net of tax. -0-           -0-        -0-        (56,608)           -0-      (56,608)
                                           ------------ ------------ -----------  ------------   ------------  ------------
Total comprehensive income (loss).................                                                             (111,439)

Prior year patronage refund allocation............-0-        5,268      2,865             -0-        (8,133)           -0-
Dividends on preferred stock......................-0-           -0-        -0-            -0-        (8,000)       (8,000)
Exchange of common stock, associate member
     common stock and other equities.......       -0-         (207)    (4,952)            -0-         5,159            -0-
Issue, redemption and cancellation of equities..  -0-         (374)      (243)            -0-         1,349           732
                                           ------------ ------------ -----------  -------------- ------------  ------------

Balance at August 31, 2001.................$.100,000    $  527,563   $ 27,991     $  (21,342)   $   128,312    $  762,524
                                           ============ ============ ===========  ============================ ============
See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Farmland Industries, Inc., a Kansas corporation, is organized and operated as a cooperative and its mission is to be a global, consumer-driven, financially successful, producer-owned, farm-to-table cooperative system.

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

Accounts Receivable -- Farmland uses the allowance method to account for doubtful accounts and notes receivable.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of – Farmland accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Goodwill and Other Intangible Assets -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis primarily over a period of 15 to 25 years. Farmland assesses the recoverability of goodwill and other intangible assets and measures impairment, if any, by determining whether the unamortized balance can be recovered over its remaining life through undiscounted future operating cash flows. Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $23.1 million and $21.9 million, respectively, at August 31, 2000 and 2001. Other intangible assets, primarily software, are amortized over three to ten years.

Sales – Products sales are recognized when the product is shipped and all significant obligations of Farmland have been satisfied. In accordance with a consensus reached by the Emerging Issues Task Force on Issue No. 00-10, beginning in the fourth quarter of 2001, Farmland’s refrigerated foods segment reclassified all costs incurred for shipping and handling from a reduction of revenue to cost of sales. The presentation of prior period information has been reclassified to conform with the current year presentation. Shipping and handling costs reclassified totaled $141.8 and $149.8 million for the years ending August 31, 1999 and 2000, respectively.

Derivative Commodity Instruments -- Farmland uses derivative commodity instruments, including forward contracts, futures and options contracts, primarily to reduce our exposure to changes in commodity prices. Derivative commodity instruments which are designated as hedges and for which changes in value exhibit high correlation to changes in value of the underlying position are accounted for as hedges.

Crop production uses futures contracts and forward contracts to help manage risk associated with the price volatility of natural gas, which is the major raw material for the production of nitrogen-based crop nutrients. Gains and losses related to derivative instruments which qualify for and have been designated as cash flow hedges of forecasted transactions are recorded as a component of other comprehensive income and are reclassified into earnings as a component of cost of sales when the underlying hedged transaction affects earnings. When a qualifying cash flow hedge is terminated or ceases to meet the specified criteria for use of hedge accounting, any gains or losses included as a component of other comprehensive income through that date continue to be deferred until the period in which the underlying transaction affects earnings, at which time the gain or loss is reclassified into earnings as a component of cost of sales. Changes in the fair value of the derivative instrument subsequent to the termination of the hedge are recorded into earnings as a component of other income. Cash flows from commodity instruments are classified in the same category as cash flows from the hedged commodities in the Consolidated Statements of Cash Flows. When a cash flow hedge is discontinued because it is probable the forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings as a component of other income.

Our refrigerated foods, petroleum and crop production businesses use futures contracts, options, and forward contracts to provide economic hedges of inventory positions and forecasted transactions. These derivative instruments have not been designated as hedges for accounting purposes. Accordingly, changes in the fair value of these derivative instruments are recorded into earnings as a component of other income. Our world grain business may use derivative commodity instruments to establish positions for trading purposes and these instruments are neither accounting nor economic hedges. These instruments are recorded in our balance sheet at fair value and each period’s gain or loss is recorded as a component of other income.

Farmland enters into interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements and effectively results in the conversion of specifically identified, variable-rate debt into fixed-rate debt. These financial instruments are recorded in our balance sheet at fair value and each period’s gain or loss is recorded as a component of other income.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications -- Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Inventories

Major components of inventories are as follows:
                                                          August 31
                                           ------------------------------------
                                                  2000                2001
                                           ----------------   -----------------
                                                 (Amounts in Thousands)
  Finished and in-process products.....       $ 750,057            $ 431,739
  Materials............................          16,939               98,167
  Supplies.............................          65,691               58,901
                                           ----------------   -----------------
                                              $ 832,687            $ 588,807
                                           ================   =================

On December 31, 2000, Cooperative Refining, LLC was dissolved and our equity investment of $54.4 million was returned to us in the form of crude oil and in-process inventories. On May 4, 2001 Farmland formed a grain marketing relationship with Archer Daniels Midland Company (ADM). ADM/Farmland Inc. a wholly-owned subsidiary of ADM, purchased substantially all of Farmland’s United States grain inventories.

The carrying values of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at August 31, 2000 and 2001, were $39.1 million and $148.1 million, respectively. Replacement cost is higher than the carrying values of petroleum inventories at August 31, 2000 and 2001, by $24.7 million and $61.6 million, respectively.

During 2000 and 2001, LIFO inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers. The effect of these layer liquidations was to decrease cost of goods sold and increase income before income taxes by approximately $3.2 million and $2.3 million, respectively.

(3) Investments and Long-Term Receivables

Investments and long-term receivables are as follows:
                                                                                August 31
                                                                 -------------------------------------
                                                                         2000               2001
                                                                 -----------------  ------------------
                                                                         (Amounts in Thousands)

Investments accounted for by the equity method.................       $ 277,633          $ 256,652
Investments in and advances to other cooperatives..............          39,540             39,304
National Bank for Cooperatives.................................          20,201             18,226
Other investments and long-term receivables....................          62,515             58,937
                                                                 -----------------  ------------------
                                                                      $ 399,889          $ 373,119
                                                                 =================  ==================

National Bank for Cooperatives (“CoBank”) requires its borrowers to maintain an investment in the stock of the bank. The amount of investment required is based on the average amount borrowed from CoBank during the previous five years. At August 31, 2000 and 2001, Farmland’s investment in CoBank approximated its requirement. CoBank maintains a statutory lien on the investment held by Farmland in CoBank.

Summarized financial information of investees accounted for by the equity method is as follows:

                                                                 -------------------------------------
                                                                       2000                2001
                                                                 -----------------   -----------------
                                                                        (Amounts in Thousands)

Current Assets.................................................    $  2,615,992        $  1,450,291
Long-Term Assets...............................................         920,548             999,287
                                                                 -----------------   -----------------
    Total Assets...............................................    $  3,536,540        $  2,449,578
                                                                 -----------------   -----------------

Current Liabilities............................................    $  2,279,139        $  1,218,090
Long-Term Liabilities..........................................         643,942             506,649
                                                                 -----------------   -----------------
    Total Liabilities..........................................    $  2,923,081        $  1,724,739
                                                                 -----------------   -----------------

Net Assets.....................................................    $    613,459        $    724,839
                                                                 =================   ==================

                                                               Year Ended August 31
                                              --------------------------------------------------------
                                                    1999               2000                2001
                                              -----------------  -----------------   -----------------
                                                              (Amounts in Thousands)

Net sales...................................    $  2,618,163       $  6,770,839        $  7,216,098
                                              ================   =================   ==================
Net income..................................    $    125,826       $    173,081        $     82,153
                                              ================   =================   ==================
Farmland's equity in net income.............    $     65,510       $     56,891        $     27,457
                                              ================   =================   ==================
Our investments accounted for by the equity method consist principally of : Farmland MissChem, Limited;
  beginning January 1, 2000, an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture;
  from September 1, 1999 through December 31, 2000, an equity interest in Cooperative Refining, LLC, which operated two refineries; and
  beginning October 1, 2000, an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products.
At August 31, 2001, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $57.7 million.

(4) Property, Plant and Equipment

A summary of cost for property, plant and equipment is as follows:
                                             -----------------------------------------
                                                    2000                    2001
                                             -----------------      ------------------
                                                 (Amounts in Thousands)

Land and improvements...................... $        70,085        $        64,673
Buildings..................................         304,855                272,149
Machinery and equipment....................       1,103,155              1,085,078
Automotive equipment.......................          75,417                 67,015
Furniture and fixtures.....................          57,446                 61,501
Capital leases.............................          50,351                 49,266
Leasehold improvements.....................          40,793                 43,000
Other......................................           5,217                  4,726
Construction in progress...................          80,295                 60,974
                                            ---------------        ---------------
                                            $     1,787,614        $     1,708,382
                                            ===============        ===============
(5) Bank Loans, Subordinated Debt Certificates and Notes Payable

Bank loans, subordinated debt certificates and notes payable are as follows:
                                                                       --------------------------------
                                                                              2000             2001
                                                                       ---------------   --------------
                                                                           (Amounts in Thousands)

Subordinated capital investment certificates
  --6.5% to 10.00%, maturing 2002 through 2014.....................    $     446,968     $     422,675
Subordinated monthly income certificates
  --6.5% to 10.00%, maturing 2002 through 2010.....................          121,947           112,661
Farmland National Beef credit facility
  --4.12% to 6.5%, maturing 2002-2006..............................           14,000           138,917
Other bank notes
  --5.38% to 8.78%, maturing 2002-2004.............................           17,153            17,613
Industrial revenue bonds--2.4% to 6.75%,
   maturing 2002 through 2021......................................           38,423            38,350
Promissory notes--7% to 9.5%,
   maturing 2002...................................................            8,224             2,689
Other--1.64% to 12.77%.............................................           31,667            26,125
                                                                       -------------     -------------
                                                                       $     678,382     $     759,030
Less current maturities............................................           32,222            48,054
                                                                       -------------     -------------
                                                                       $     646,160     $     710,976
                                                                       =============     =============
Subordinated debt certificates have been issued under several indentures. Certain subordinated capital investment certificates may be redeemed prior to maturity at the option of the owner in accordance terms of the securities. Subject to limitations under the terms of the securities, Farmland has options to redeem certain subordinated capital investment certificates in advance of scheduled maturities. Additionally, subject to limitations in the applicable indenture, upon written request we will redeem subordinated capital investment certificates and subordinated monthly income certificates in the case of death of an owner. Outstanding subordinated debt certificates are subordinated to senior indebtedness of $325.6 million at August 31, 2001, and to certain additional financings (principally long-term operating leases). See Note 11. In August 2001, Farmland National Beef Packing Company, L.P. ("FNBPC"), a consolidated subsidiary, established a five year, $225 million credit facility with a syndicate of banks. This facility provides for a line of credit for up to $100 million, and a term loan of $125 million, which are all nonrecourse to Farmland. Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants and restrictions. At year end, FNBPC had borrowings under the credit facility of $138.9 million, and $16.9 million of the facility was being utilized to support letters of credit. Farmland maintains other borrowing arrangements with banks and financial institutions. At August 31, 2001, $17.6 million was borrowed under these agreements, including $12.2 million borrowed by Tradigrain, a consolidated subsidiary. At August 31, 2001, under industrial revenue bonds and other agreements, assets with a carrying value of $12.4 million have been pledged. Bank loans, subordinated debt certificates and notes payable mature during future fiscal years ending August 31 in the following amounts:
                                  (Amounts in Thousands)
                                  ----------------------
2002...........................       $      48,054
2003...........................              76,723
2004...........................              84,766
2005...........................              68,602
2006...........................              85,259
2007 and after.................             395,626
                                  ----------------------
                                      $     759,030
                                  ======================
At August 31, 2000 and 2001, we had demand loan certificates and short-term bank debt outstanding of $689.5 million (weighted average interest rate of 8.55%) and $341.6 million (weighted average interest rate of 7.10%), respectively. At August 31, 2001, Farmland had a $500 million revolving credit facility, expiring November 9, 2001 (subsequently extended, in an amount of $418 million, to February 8, 2002), with a group of domestic and international banks ("the Credit Facility"). At year end, Farmland had outstanding $238.1 million of short-term borrowings under the Credit Facility; additionally $47.8 million of the Credit Facility was being utilized to support letters of credit issued on our behalf. Farmland pays commitment fees under the Credit Facility, currently equal to 75 basis points annually, on the unused portion of the credit. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories and fixed assets. Interest rates under the credit facility are based on a spread over the base rate (as defined in the agreement) or a spread over LIBOR (the London Interbank Offered Rate). The Credit Facility contains covenants related to Farmland's ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the agreement. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As of August 31, 2001, we were in compliance with all covenants under the Credit Facility. At August 31, 2001, Tradigrain had $439.4 million in credit facilities, principally non-committed, with various international banks. Tradigrain primarily uses these facilities to provide financing and letters of credit to support international grain trading transactions. Obligations of Tradigrain under these facilities are nonrecourse to Farmland and Farmland's other affiliates. At August 31, 2001, Tradigrain had short-term borrowings under the credit facilities of $85.7 million, and $7.1 million of the facilities were being utilized to support letters of credit. Additionally, $106.4 million of checks and drafts outstanding at August 31, 2001 were committed against the credit facilities. Borrowings from CoBank, under both the Syndicated Credit Facility and short-term notes payable, totaling $54.7 million at August 31, 2001, are partially secured by liens on the equity investment held by Farmland in CoBank. See Note 3. During 1999, 2000 and 2001, Farmland capitalized interest of $0.3 million, $1.7 million and $1.0 million, respectively.

(6) Income Taxes

The Internal Revenue Service ("IRS") has examined the Federal income tax returns of Farmland and its subsidiaries through the year ended August 31, 1992. The results of the examinations for fiscal years ended August 31, 1990 through August 31, 1992 have been protested with the Appeals Office of the IRS. Management believes that any liability remaining upon a final determination of the issues will not be material. The Internal Revenue Service has commenced an examination of the income tax returns of Farmland and its subsidiaries for the years ended August 31,1999 and 2000. No reports have been issued, and adjustments, if any, which may be proposed as a result of the examination are not presently determinable. Income (loss) before income taxes include the following components:
                                                                      Year Ended August 31
                                                    -----------------------------------------------------
                                                         1999                 2000              2001
                                                    -------------       ---------------    --------------

    Foreign...................................      $   27,381          $    (12,873)      $       (860)
    Domestic..................................         (21,559)              (37,859)          (113,571)
                                                    -------------       ---------------    --------------
    Total.....................................      $    5,822          $    (50,732)      $   (114,431)
                                                    =============       ===============    ==============
Income tax expense (benefit) is comprised of the following:
                                                               Year Ended August 31
                                              --------------------------------------------------------
                                                     1999               2000               2001
                                              -----------------  -----------------   -----------------
                                                              (Amounts in Thousands)

Federal:
  Current...................................    $    (23,440)      $    (14,147)       $    (23,689)
  Deferred..................................          12,119             (5,286)                936
                                              -----------------  -----------------   -----------------
                                                $    (11,321)      $    (19,433)       $    (22,753)
                                              -----------------  -----------------   -----------------
State:
   Current..................................    $     (4,135)      $     (2,497)       $     (4,181)
   Deferred.................................           2,138               (932)                602
                                              -----------------  -----------------   -----------------
                                                $     (1,997)      $     (3,429)       $     (3,579)
                                              -----------------  -----------------   -----------------
Foreign:
   Current..................................    $      1,362       $      1,140        $        960
   Deferred.................................           3,913                240                 927
                                              -----------------  -----------------   -----------------
                                                $      5,275       $      1,380        $      1,887
                                              -----------------  -----------------   -----------------

Total income tax (benefit)..................    $     (8,043)      $    (21,482)       $    (24,445)
                                              =================  =================   =================

Income tax expense (benefit) differs from the “expected” income tax expense (benefit) using a statutory rate of 35% as follows:

                                                               Year Ended August 31
                                              --------------------------------------------------------
                                                    1999               2000                2001
                                              -----------------  -----------------   -----------------
Computed "expected" income tax
   expense (benefit) on income.............
   before income taxes......................        35.0%             (35.0)%             (35.0)%
Increase (reduction) in income tax
   expense (benefit) attributable to:
    Patronage refunds.......................      (181.7)              (5.5)                 -0-
    Patronage-sourced items for which no
       benefit is available.................          -0-               8.9                18.4
    State income tax expense (benefit),
       net of federal income tax effect.....         2.4               (3.6)               (3.2)
    Other, net..............................         6.2               (7.1)               (1.6)
                                              -----------------  -----------------   -----------------
Income tax (benefit)........................      (138.1)%            (42.3)%             (21.4)%
                                              =================  =================   =================

The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 2000 and 2001 are as follows:

                                                                 August 31
                                                  ------------------------------------
                                                         2000                2001
                                                  ----------------   -----------------
                                                          (Amounts in Thousands)
Deferred tax liabilities:
  Property, plant and equipment,
    principally due to differences
    in depreciation..........................        $    94,945        $    94,859
  Prepaid pension cost.......................             13,237             15,671
  Income from foreign subsidiaries...........             12,141             12,536
  Basis differences in pass-through
    ventures.................................              6,461              7,844
  Other......................................             10,883              2,344
                                                  ----------------   -----------------
    Total deferred tax liabilities...........        $   137,667        $   133,254
                                                  ----------------   -----------------

 Deferred tax assets:
  Safe harbor leases.........................        $     3,034        $     2,583
  Accrued expenses...........................             58,111             50,546
  Benefit of nonqualified
    written notices..........................             42,317             42,316
  Alternative minimum tax credit.............             17,689             17,689
  Accounts receivable, principally due to
    allowance for doubtful accounts..........              4,496              5,635
  Derivative financial instruments...........                 -0-             3,806
  Other......................................              2,933              2,933
                                                  ----------------   -----------------
    Total deferred tax assets................        $   128,580        $   125,508
                                                  ----------------   -----------------

 Net deferred tax liability..................        $    (9,087)       $    (7,746)
                                                  ================   =================

At August 31, 2001, Farmland has nonmember-sourced loss carryforwards, expiring from 2019 to 2021, amounting to $147.2 million, available to offset future nonmember-sourced income. Farmland also has alternative minimum tax credit carryovers amounting to $17.7 million available to reduce future federal income taxes payable.

At August 31, 2001, Farmland has member-sourced loss carryforwards, expiring from 2010 through 2021, amounting to $90.7 million available to offset future member-sourced income. No deferred tax asset has been established for these carryforwards as member-sourced losses will be available to offset future patronage refunds.

(7) Minority Owners' Equity in Subsidiaries A summary of the equity of subsidiaries owned by others is as follows:
                                                                         August 31
                                                            -----------------------------------
                                                                 2000               2001
                                                            -----------------  ----------------
                                                                  (Amounts in Thousands)

Farmland National Beef Packing Company, L.P................   $ 45,737           $ 25,478
Farmland Foods, Inc........................................      3,341              3,337
Other subsidiaries.........................................        381                496
                                                              $ 49,459           $ 29,311
                                                            =================  ================
(8) Preferred Stock, Earned Surplus and Other Equities

At both August 31, 2000 and 2001, we had 8,000,000 shares of Series A preferred shares authorized, with 2,000,000 such shares issued and outstanding. These shares are stated at their redemption value of $100 million. Dividends on the Series A preferred shares accumulate whether or not: Farmland has earnings; funds are legally available for the payment; or such dividends are declared. These preferred shares are redeemable, beginning on December 15, 2022, at our sole discretion. No redemption is allowed prior to that time. Series A preferred shares each have a liquidation preference of $50 per share, plus an amount equal to accumulated and unpaid dividends, if any. The preferred shares are not entitled to vote.

A summary of earned surplus and other equities is as follows:
                                                              ---------------------------------
                                                                     2000             2001
                                                              ---------------- ----------------
                                                                     (Amounts in Thousands)

Earned surplus............................................      $    180,508     $     81,521
Patronage refund payable in equities......................             8,002               -0-
Capital credits...........................................            32,167           37,091
Additional paid-in surplus................................             7,246            9,700
                                                              ---------------- ----------------
                                                                $    227,923     $    128,312
                                                              ================ ================

Patronage refunds payable in equities represent the portion of patronage refunds, payable from current year earnings, in the form of common shares, associate member common shares and capital credits.

In July 1998, Farmland acquired all of the common stock of SF Services, Inc. in exchange for $26.3 million in Farmland equity, $2.8 million in cash and warrants which, when exercisable, may be exchanged for $21.7 million in Farmland equity. The right to exercise the warrants is contingent on achieving a specified volume of purchases over seven years. As of August 31, 2001, $1.2 million in warrants had been converted to Farmland equity. SF Services operated as a regional farm supply cooperative, serving local cooperative members in Arkansas, Mississippi, Louisiana and Alabama.

Capital credits are issued: 1) for payment of patronage refunds to patrons who do not satisfy requirements for membership or associate membership and 2) upon conversion of common stock or associate member common stock held by persons who no longer meet qualifications for membership or associate membership in Farmland.

At the conclusion of our fiscal year, our Board of Directors authorizes the distribution of our net income (loss) to our patrons. Distributions of net income (loss) for the years ended August 31, 1999, 2000 and 2001 were as follows:

                                                              Year Eneded August 31
                                               ----------------------------------------------------
                                                    1999              2000                2001
                                               ------------     --------------     ----------------
                                                             (Amounts in Thousands)
     Patronage refunds:
         Farm supply patrons................   $   20,320        $       -0-           $        -0-
         Pork marketing patrons..............       4,050                -0-                    -0-
         Beef marketing patrons..............       5,420             8,002                     -0-
         Grain marketing patrons.............         479                -0-                    -0-
                                               ------------     --------------     ----------------
                                               $   30,269        $    8,002            $        -0-
     Earned surplus and other equities.......     (16,404)          (37,252)               (89,986)
                                               ------------     --------------     ----------------
                                               $   13,865        $  (29,250)           $   (89,986)
                                               ============     ==============     ================
(9) Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) for the year ended August 31, 2001 were as follows:

                                                            Cash Flow         Foreign Currency            Total
                                                              Hedges            Translation               AOCI
                                                          --------------    ---------------------    -----------------
                                                                            (Amounts in Thousands)
Balance at August 31, 2000..........................      $          -0-    $             111        $           111
Foreign currency translation adjustment.............                 -0-                  (17)                   (17)
Transition adjustment, net of tax...................             25,653                    -0-                25,653
Net gain on cash flow hedges, net of tax............              9,519                    -0-                 9,519
Less reclassification adjustments, net of tax.......            (56,608)                   -0-               (56,608)
                                                          --------------    ---------------------    -----------------
Balance at August 31, 2001..........................      $     (21,436)    $              94        $       (21,342)
                                                          ==============    =====================    =================
Comprehensive income is as follows:
                                                                                 Year Ended August 31
                                                                ---------------------------------------------------------
                                                                     1999                  2000               2001
                                                                ---------------------------------------------------------
                                                                                 (Amounts in Thousands)
Net income (loss).............................................  $     13,865         $    (29,250)      $        (89,986)
Net gains (losses) arising during the period
    Cash flow hedges:
         Net derivative transition gain.......................  $         -0-        $         -0-      $         30,208
         Net derivative gains (losses) during period..........            -0-                  -0-                11,210
         Reclassification adjustment..........................            -0-                  -0-               (66,660)
    Foreign currency translation adjustment...................            31                   15                    (17)
                                                                -------------      -----------------    -----------------
Other comprehensive income (loss) before tax..................  $         31         $         15       $        (25,259)
Income tax benefit related to items of
    other comprehensive income................................  $         -0-        $         -0-      $          3,806
                                                                -------------      -----------------    -----------------
Other comprehensive income (loss).............................  $         31         $         15       $        (21,453)
                                                                -------------      -----------------    -----------------
Comprehensive income (loss)...................................  $     13,896         $    (29,235)      $       (111,439)
                                                                =============      =================    =================
(10) Derivative Financial Instruments

Effective September 1, 2000, we adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge. As a result, certain of our segments hold derivative instruments, such as exchange traded grain, crude oil and live hog futures, and foreign currency forward positions that we believe provide an economic hedge of future transactions, but have not been designated as a hedge. Gains or losses related to these derivative instruments are classified as a component of other income. All derivative instruments are recorded in our balance sheet at fair value. The cumulative effect of this change in accounting principle at September 1, 2000 was to increase income by $13.5 million (net of income tax expense of $2.2 million).

Farmland also uses derivative financial instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products. To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk. These instruments may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. The amount of hedge ineffectiveness, which is recognized as a component of other income, was immaterial for the year ended August 31, 2001.

As of August 31, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. Gains and losses recorded in accumulated other comprehensive income (“AOCI”) are reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold. As a result, we anticipate that substantially all gains and losses in AOCI as of August 31, 2001 will be reclassified into earnings within the next twelve months. Gains and losses in AOCI may fluctuate until the related contract is closed. During the year ended August 31, 2001, after tax net gains of approximately $70.0 million related to derivative instruments included in AOCI as a result of the September 1, 2000 transition adjustment were reclassified into net income. During the year ended August 31, 2001, approximately $18.8 million was reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur.

(11) Contingent Liabilities and Commitments

Farmland leases various equipment and real properties under long-term operating leases. For 1999, 2000 and 2001, rental expense totaled $66.3 million, $71.1 million, and $90.9 million, respectively. Rental expense is reduced for sublease income, primarily rental income received on leased railroad cars and ammonia trailers ($1.0 million in 1999, $1.1 million in 2000, and $0.9 million in 2001).

The lease agreements have various remaining terms ranging from one to fifteen years. Some agreements are renewable, at our option, for additional periods. The minimum required payments for these agreements during the fiscal years ending August 31 are as follows:

                        2002..........................................    $   74,459
                        2003..........................................        55,573
                        2004..........................................        45,417
                        2005..........................................       194,017
                        2006..........................................        17,415
                        2007 and after................................        47,429
                                                                          ----------
                                                                          $  434,310
                                                                          ==========

Commitments for capital expenditures and investments in joint ventures aggregated $3.4 million at August 31, 2001.

Farmland has been designated by the Environmental Protection Agency as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), at various National Priority List (“NPL”) sites. In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $12.9 million and $17.2 million at August 31, 2000 and 2001, respectively.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably estimable at August 31, 2001. In the opinion of management, it is reasonably possible for such costs to approximate an additional $14.7 million.

In the ordinary course of conducting grain trading activities, as of August 31, 2001, we were contingently liable in the amount of $92.6 million for performance bonds, and guarantees.

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

(12) Restructuring and Other Charges

During the year ended August 31, 2001, the Board of Directors approved a plan to close certain facilities and exit nonstrategic businesses. Accordingly, we recorded charges to operations of approximately $80 million. Our wheat gluten plant located in Russell, Kansas was closed during May 2001 due to low market prices. To improve our refrigerated foods cost structure, we are closing unprofitable meat facilities. During May, we also sold our wholly-owned subsidiary, Farmland-Atwood, to ADM and sold substantially all of our United States grain inventories to ADM/Farmland, which is a wholly-owned subsidiary of ADM. ADM/Farmland leases and operates Farmland’s grain elevators throughout the United States, and Farmland is entitled to receive a 50% share of the earnings or losses of ADM/Farmland. As a part of our transactions with ADM, we leased or sold assets which had generated sales of $1.9 billion during the year ended August 31, 2000 and $1.7 billion during the year ended August 31, 2001. During August 2001, Farmland closed its office in Mexico City due to a reduced need for their services as a result of changes in Farmland’s feed and grain businesses.

As a result of the facility closings discussed above, we recognized approximately $28 million of impairment charges on the related long-lived assets. Assets which can be readily sold were revalued at their used market value. Assets which cannot be used or sold were valued at their salvage value, if any. Carrying value of these assets, after recognition of impairment charges, was reduced to approximately $5 million. Goodwill associated with facilities closed or businesses sold was written-off from our balance sheet, resulting in an approximate $13 million charge to expense. Over the past few years, we implemented enterprise-wide software for operational and financial reporting. The software was configured to support nearly all of our domestic operations. In accordance with accounting principles, generally accepted in the United States of America, certain software development and implementation costs were capitalized. During the third quarter of 2001, we charged to expense approximately $26 million of capitalized software costs related to operations which have been closed, sold or contributed to ventures.

Included in the restructuring and other charges is an approximate $5 million accrual of termination benefits associated with the separation of approximately 480 employees. The charge includes approximately $3 million for administrative employees and approximately $2 million for production employees. Through August 2001, approximately 290 of the planned employee separations were completed, and employees received cash severance payments totaling approximately $3.2 million. Through August 2001, $1.2 million of expenses were incurred due to the closing of the wheat gluten plant at Russell, Kansas, and $1.0 million of expenses were incurred due to the closing of the meat processing plant at Carroll, Iowa. These cash outlays were funded through cash from operations. Also included in the restructuring and other charges is $8 million of other costs, including the costs to terminate certain long term contracts, to recognize certain environmental expenses, and to reduce supply inventories to net realizable value. As of August 31, 2001, included in other current liabilities were approximately $8 million of accruals related to these restructuring and other charges.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2000 to August 31, 2001.

                                  August 31, 2000                                                             Aug 31, 2001
       Type of Cost                   Balance            Additions        Adjustments       Deductions          Balance
---------------------------    -------------------    ------------     --------------    --------------    ---------------
                                                                 (Amounts in Thousands)
Employee separations           $              -0-     $     4,860      $         (16)    $    (3,242)        $     1,602
Facility closings                             -0-           6,056                (28)         (2,198)              3,830
Other                                         -0-           2,700               (200)             -0-              2,500
---------------------------    -------------------    ------------     --------------    --------------    ---------------
Total                          $              -0-     $    13,616      $        (244)    $    (5,440)        $     7,932
===========================    ===================    ============     ==============    ==============    ===============
(13) Planned Major Maintenance Costs

Effective September 1, 2000, based on a proposed Statement of Position issued by the Accounting Standards Executive Committee of the AICPA during September 2000, Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its manufacturing and processing facilities from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because, prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to perform such services. The effect of this change at September 1, 2000 was a $6.3 million benefit (net of income taxes of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the year ended August 31, 2001. Had this new accounting method been applied in the year ended August 31, 2000, the effect would have been to increase our net loss by $0.4 million (net of an income tax benefit of $0.1 million). Had this new accounting method been applied in the year ended August 31, 1999, the effect would have been to increase our net income by $1.5 million (net of an income tax expense of $0.3 million).

(14) Employee Benefit Plans

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

The assets of the Plan are maintained in a trust fund. The majority of the Plan’s assets are invested in common stocks, corporate bonds, United States Government bonds, short-term investment funds, private REITS, real estate separate accounts, and venture capital funds.

The funding policy for the Plan is at the sole discretion of the Farmland Employee Retirement Plan Committee. Farmland charges pension costs as accrued based on the actuarial valuation of the plan.

Components of Farmland's pension cost are as follows:
                                                                                 Year Ended August 31
                                                                    ---------------------------------------------
                                                                        1999            2000            2001
                                                                    ---------------------------------------------
                                                                               (Amounts in Thousands)
Service cost....................................................... $    15,126    $     16,175    $     13,124
Interest cost......................................................      23,405          25,168          27,630
Expected return on Plan assets                                          (34,621)        (35,207)        (38,454)
Amortization of unrecognized net loss (gain).......................         207             207            (378)
                                                                    ------------   -------------   -------------
Net periodic pension cost..........................................       4,117           6,343           1,922
Curtailment gain recognized........................................          -0-             -0-        (11,675)
Special termination benefit cost...................................          -0-             -0           1,263
                                                                    ------------   -------------   -------------
Total pension cost (income)........................................ $     4,117    $      6,343    $     (8,490)
                                                                    ============   =============   =============

For the year ending August 31, 2001, Farmland realized an $11.7 million curtailment gain as a result of termination of participants from the Plan primarily as a result of the sale of the Dubuque, Iowa meat processing plant and the formation of the Country Energy, Agriliance and Land O’Lakes Farmland Feed joint ventures. The curtailment gain is the difference between the accrued benefit based on actuarial assumptions and the actual benefit at time of termination. Farmland also realized a $1.3 million expense for special termination benefits, which was the cost to provide immediate vesting to specific participants terminated under enhanced severance agreements.

The following table sets forth the Plan’s funded status and amounts recognized as assets in our Consolidated Balance Sheets at August 31, 2000 and 2001. Such prepaid pension cost is based on the Plan’s funded status as of May 31, 2000 and 2001.

                                                                                     August 31
                                                                   ----------------------------------------------
                                                                           2000                      2001
                                                                   ---------------------      -------------------
                                                                              (Amounts in Thousands)

Change in Projected Benefit Obligation:
   Projected Benefit Obligation, beginning of year                 $         344,987          $         333,942
   Service Cost                                                               16,175                     13,124
   Expected Employee Contributions                                             6,800                      6,300
   Interest Cost                                                              25,168                     27,630
   Actuarial (Gain) Loss                                                     (46,092)                    41,443
   Curtailment (Gain) Loss                                                        -0-                   (11,675)
   Special Termination Benefit Cost                                               -0-                     1,263
   Benefits Paid                                                             (13,096)                   (18,607)
                                                                   ---------------------      -------------------
   Projected Benefit Obligation, end of year                       $         333,942          $         393,420
                                                                   =====================      ===================

Change in Fair Value of Plan Assets:
   Plan Assets at fair value, beginning of year                    $         392,792          $         430,114
   Return on Plan Assets                                                      44,298                     23,545
   Company Contributions                                                          -0-                        -0-
   Actual Employee Contributions                                               6,120                      5,190
   Benefits Paid                                                             (13,096)                   (18,607)
                                                                   ---------------------      -------------------
   Plan Assets at fair value, end of year                                    430,114                    440,242
                                                                   =====================      ===================

Funded Status and Prepaid Pension Cost:
   Funded Status of the Plan, end of year                          $          96,172          $          46,822
   Unrecognized Net (Gain) Loss                                              (57,840)                        -0-
                                                                   ---------------------      -------------------
   Prepaid Pension Cost, end of year                               $          38,332          $          46,822
                                                                   =====================      ===================
The following rates were used when calculating service cost, interest cost, expected return on plan assets, the projected benefit obligation and the Plan's funded status.
                                                                      Year Ended August  31
                                                 -------------------------------------------------------------
                                                    1999                   2000                   2001
                                                 -------------------------------------------------------------

Discount rate..........................            7.5%                   8.25%                  7.75%

Rate of increase in future compensation
levels................................             4.9%                   4.92%                  5.09%

Expected long-term rate of return on
plan assets...........................             9.0%                    9.0%                   9.0%
(15) Industry Segment Information

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

Other operations primarily include retail petroleum and farm supply stores, grain processing, printing and transportation services.

The operating income (loss) of each industry segment includes the revenue generated on transactions involving products within that industry segment less identifiable expenses. Corporate assets include cash, investments in other cooperatives, and certain other assets.

Unallocated includes income and expense items which are not directly attributed to or allocated to any operating segment. Examples of such items include certain interest, legal, human resources, and finance expenses.

Beginning September 1, 2000, Farmland began allocating certain interest expense based on net assets employed by each segment and allocating certain corporate service expenses based on estimated use of the service by each segment. Segment results for the years ended August 31, 1999 and 2000 were restated to conform to our current operational structure and our current method of allocation. Following is a summary of industry segment information as of and for the years ended August 31, 1999, 2000 and 2001.

As a result of restructuring and other charges recognized for the year ended August 31, 2001, world grain’s income decreased approximately $12 million, refrigerated foods’ income decreased approximately $17 million, petroleum’s income decreased approximately $3 million, other operating units’ income decreased approximately $22 million, and unallocated corporate expenses increased approximately $26 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 (Page 1 of 3)

(Amounts in Thousands)
                                                        CONSOLIDATED SEGMENTS
                                    --------------------------------------------------------------
                                        Combined
                                        Segments             Unallocated           Consolidated
                                    ------------------     ----------------      -----------------

Sales & transfers                   $    11,893,743        $           -0-       $   11,893,743
Transfers between
   segments                              (1,042,836)                   -0-           (1,042,836)
                                    ------------------     ----------------      -----------------
Net sales                           $    10,850,907        $           -0-       $   10,850,907

Cost of sales                            10,372,915                    -0-           10,372,915
                                    ------------------     ----------------      -----------------

Gross income                        $       477,992        $           -0-       $      477,992

Selling, general and
   administrative expenses                  410,565                70,274               480,839

Other income (expense):
   Interest expense                         (71,756)              (19,017)              (90,773)
   Interest income                            4,419                 3,918                 8,337
   Other, net                                28,650                14,672                43,322
                                    ------------------     ----------------      -----------------
Total other income (expense)        $       (38,687)       $         (427)       $      (39,114)

Equity in income/(loss)
   of investees                              62,272                 3,238                65,510

Minority owners' interest
   in net (income)/loss
   of subsidiaries                          (17,727)                   -0-              (17,727)

Income tax benefit                               -0-                8,043                 8,043
                                    ------------------     ----------------      -----------------

Net income (loss)                   $        73,285        $      (59,420)       $       13,865
                                    ==================     ================      =================

Investment in and
   advances to investees            $       198,824        $        6,223        $      205,047
                                                           ================      =================
                                    ==================

Total assets                        $     2,932,583        $      343,188        $    3,275,771
                                    ==================     ================      =================

Depreciation and
   amortization expense             $        94,219        $       14,965        $      109,184
                                    ==================     ================      =================

Capital expenditures                $       114,999        $        6,185        $      121,184
                                    ==================     ================      =================
1999 (Page 2 of 3)
(Amounts in Thousands)
                                                                 INPUT AND OTHER SEGMENTS
                                   ---------------------------------------------------------------------------------
                                                                                            Other      Total Input
                                            Crop                                          Operating     and Other
                                         Production         Petroleum        Feed           Units        Segments
                                     -------------------  --------------  ------------   ------------  -------------

Sales & transfers                    $     1,009,266      $    974,108    $  599,208     $  249,455    $  2,832,037
Transfers between
   segments                                   (6,735)          (19,936)      (23,661)       (30,837)        (81,169)
                                     -------------------  --------------  ------------   ------------  -------------
Net sales                            $     1,002,531      $    954,172    $  575,547     $  218,618    $  2,750,868

Cost of sales                              1,004,441           918,186       530,246        183,852       2,636,725
                                     -------------------  --------------  ------------   ------------  -------------

Gross income                         $        (1,910)     $     35,986    $   45,301     $   34,766    $    114,143

Selling, general and
   administrative expenses                    52,940            22,456        34,245         37,908         147,549

Other income (expense):
   Interest expense                           (5,974)          (16,634)       (4,213)        (3,476)        (30,297)
   Interest income                              (103)              337           126            838           1,198
   Other, net                                 18,408             2,726           371          5,785          27,290
                                     -------------------  --------------  ------------   ------------  -------------
Total other income (expense)         $        12,331      $    (13,571)   $   (3,716)    $    3,147    $     (1,809)

Equity in net income/(loss)
   of investees                               54,056             2,366           906            229          57,557

Minority owners' interest
   in net (income)/loss                          167                -0-         (504)           781             444

Income tax benefit                                -0-               -0-           -0-            -0-             -0-
                                     -------------------  --------------  ------------   ------------  -------------

Net income (loss)                    $        11,704      $      2,325    $    7,742     $    1,015    $     22,786
                                     ===================  ==============  ============   ============  =============

Investment in and
   advances to investees             $       162,811      $      4,383    $    7,771     $    6,658    $    181,623
                                     ===================  ==============  ============   ============  =============

Total assets                         $       678,109      $    491,137    $124,701       $  100,535    $  1,394,482
                                     ===================  ==============  ============   ============  =============

Depreciation and
   amortization expense              $        23,498      $     16,039    $    4,844     $   10,233    $     54,614
                                     ===================  ==============  ============   ============  =============

Capital expenditures                 $         6,689      $     26,841    $    5,097     $   11,280    $     49,907
                                     ===================  ==============  ============   ============  =============
1999 (Page 3 of 3)
(Amounts in Thousands)
                                                               OUTPUT SEGMENTS
                                             ---------------------------------------------------
                                                                                      Total
                                              Refrigerated          World            Output
                                                  Foods             Grain           Segments
                                             ----------------   ---------------   --------------

Sales & transfers                            $4,663,990           $4,397,716        $9,061,706
Transfers between
   segments                                     (731,139)           (230,528)         (961,667)
                                             ----------------   ---------------   --------------
Net sales                                    $3,932,851         $  4,167,188      $  8,100,039

Cost of sales                                  3,662,382           4,073,808         7,736,190
                                             ----------------   ---------------   --------------

Gross income                                 $   270,469        $     93,380      $    363,849

Selling, general and
   administrative expenses                       198,664              64,352           263,016

Other income (expense):
   Interest expense                              (26,592)            (14,867)          (41,459)
   Interest income                                   354               2,867             3,221
   Other, net                                      2,157                (797)            1,360
                                             ----------------   ---------------   --------------
Total other income (expense)                 $   (24,081)       $    (12,797)     $    (36,878)

Equity in net income/(loss)
   of investees                                      870               3,845             4,715

Minority owners' interest
   in net (income)/loss
   of subsidiaries                               (18,171)                 -0-          (18,171)

Income tax benefit                                    -0-                 -0-               -0-
                                             ----------------   ---------------   --------------

Net income (loss)                            $    30,423        $     20,076      $     50,499
                                             ================   ===============   ==============

Investment in and
   advances to investees                     $    11,837        $      5,364      $     17,201
                                             ================   ================  ==============

Total assets                                 $   691,139        $    846,962      $  1,538,101
                                             ================   ===============   ==============

Depreciation and
   amortization expense                      $    34,266        $      5,339      $     39,605
                                             ================   ===============   ==============

Capital expenditures                         $    44,489        $     20,603      $     65,092
                                             ================   ===============   ==============
2000 (Page 1 of 3)
(Amounts in Thousands)
                                                                        CONSOLIDATED SEGMENTS
                                                  -------------------------------------------------------------
                                                      Combined
                                                      Segments            Unallocated           Consolidated
                                                  -----------------     ----------------      -----------------

Sales & transfers                                 $     15,546,930      $            -0-      $     15,546,930
Transfers between
   segments                                             (3,158,207)                  -0-            (3,158,207)
                                                  -----------------     ----------------      -----------------
Net sales                                         $     12,388,723      $            -0-      $     12,388,723

Cost of sales                                           11,917,242                   -0-            11,917,242
                                                  -----------------     ----------------      -----------------

Gross income (loss)                               $        471,481      $            -0-      $        471,481

Selling, general and
   administrative expenses                                 400,156               76,652                476,808

Other income (expense):
   Interest expense                                       (105,971)              (8,268)              (114,239)
   Interest income                                           7.650                6,598                 14,248
   Other, net                                               15,447                7,244                 22,691
                                                  -----------------     ----------------      -----------------
Total other income (expense)                      $        (82,874)     $         5,574       $        (77,300)

Equity in income/(loss)
   of investees                                             58,700               (1,809)                56,891

Minority owners' interest
   in net (income)/loss
   of subsidiaries                                         (24,996)                  -0-               (24,996)

Income tax benefit                                              -0-              21,482                 21,482
                                                  -----------------     ----------------      -----------------

Net income (loss)                                 $         22,155      $       (51,405)      $        (29,250)
                                                  =================     ================      =================

Investment in and
   advances to investees                          $        279,330      $        (1,697)      $        277,633
                                                  =================     ================      =================

Total assets                                      $      2,966,046      $       316,141       $      3,282,187
                                                  =================     ================      =================

Depreciation and
   amortization expense                           $         95,507      $        12,619       $        108,126
                                                  =================     ================      =================

Capital expenditures                              $         96,027      $         4,838       $        100,865
                                                  =================     ================      =================
2000 (Page 2 of 3)
(Amounts in Thousands)
                                                               INPUT AND OTHER SEGMENTS
                                   ----------------------------------------------------------------------------------
                                                                                         Other          Total Input
                                         Crop                                          Operating         and Other
                                      Production       Petroleum          Feed           Units           Segments
                                     --------------  ---------------  -------------  ---------------   --------------

Sales & transfers                    $    984,782      $1,440,406       $672,697     $  2,120,300      $   5,218,185
Transfers between
   segments                                (5,601)        (20,983)       (60,125)      (1,811,129)        (1,897,838)
                                     --------------  ---------------  -------------  ---------------   --------------
Net sales                            $    979,181    $  1,419,423     $  612,572     $    309,171      $   3,320,347

Cost of sales                             983,056       1,395,507        565,075          271,558          3,215,196
                                     --------------  ---------------  -------------  ---------------   --------------

Gross income (loss)                  $     (3,875)   $     23,916     $   47,497     $     37,613      $     105,151

Selling, general and
   administrative expenses                 36,525          15,557         34,162           39,749            125,993

Other income (expense):
   Interest expense                       (28,193)        (18,791)        (6,014)          (3,363)           (56,361)
   Interest income                             52             455           (136)             939              1,310
   Other, net                              18,777            (142)           511            5,148             24,294
                                     --------------  ---------------  -------------  ---------------   --------------
Total other income (expense)         $     (9,364)   $    (18,478)    $   (5,639)    $      2,724      $     (30,757)

Equity in net income/(loss)
   of investees                            37,445          20,299            293           (2,094)            55,943

Minority owners' interest
   in net (income)/loss
                                               -0-             -0-           504                6                510

Income tax benefit                             -0-             -0-            -0-              -0-                -0-
                                     --------------  ---------------  -------------  ---------------   --------------

Net income (loss)                    $    (12,319)   $     10,180     $    8,493     $     (1,500)     $       4,854
                                     ==============  ===============  =============  ===============   ==============

Investment in and
   advances to investees             $    182,296    $     62,107     $    7,126     $      5,584      $     257,113
                                     ==============  ===============  =============  ===============   ==============

Total assets                         $    596,354    $    411,860     $124,999       $    116,165      $   1,249,378
                                     ==============  ===============  =============  ===============   ==============

Depreciation and
   amortization expense              $     23,968    $     15,966     $    5,774     $     13,351      $      59,059
                                     ==============  ===============  =============  ===============   ==============

Capital expenditures                 $      6,563    $      6,986     $    5,390     $      3,938      $      22,877
                                     ==============  ===============  =============  ===============   ==============
2000 (Page 3 of 3)
(Amounts in Thousands)
                                                               OUTPUT SEGMENTS
                                             ---------------------------------------------------
                                                                                      Total
                                              Refrigerated          World            Output
                                                  Foods             Grain           Segments
                                             ----------------   ---------------   --------------

Sales & transfers                            $ 5,463,889         $ 4,864,856      $ 10,328,745
Transfers between
   segments                                     (924,629)           (335,740)       (1,260,369)
                                             ----------------   ---------------   --------------
Net sales                                    $ 4,539,260         $ 4,529,116      $  9,068,376

Cost of sales                                  4,239,584           4,462,462         8,702,046
                                             ----------------   ---------------   --------------

Gross income (loss)                          $   299,676        $     66,654      $    366,330

Selling, general and
   administrative expenses                       206,011              68,152           274,163

Other income (expense):
   Interest expense                              (18,524)            (31,086)          (49,610)
   Interest income                                   658               5,682             6,340
   Other, net                                     (6,575)             (2,272)           (8,847)
                                             ----------------   ---------------   --------------
Total other income (expense)                 $   (24,441)       $    (27,676)     $    (52,117)

Equity in net income/(loss)
   of investees                                    2,397                 360             2,757

Minority owners' interest
   in net (income)/loss
   of subsidiaries                               (25,506)                 -0-          (25,506)

Income tax benefit                                    -0-                 -0-               -0-
                                             ----------------   ---------------   --------------

Net income (loss)                            $    46,115        $    (28,814)     $     17,301
                                             ================   ===============   ==============

Investment in and
   advances to investees                     $    14,452        $      7,765      $     22,217
                                             ================   ===============   =============

Total assets                                 $   722,212        $    994,456      $  1,716,668
                                             ================   ===============   ==============

Depreciation and
   amortization expense                      $    34,324        $      2,124      $     36,448
                                             ================   ===============   ==============

Capital expenditures                         $    55,825        $     17,325      $     73,150
                                             ================   ===============   ==============
2001 (page 1 of 3)
(Amounts in Thousands)
                                                      Combined
                                                      Segments            Unallocated         Consolidated
                                                 -------------------   ------------------   ------------------
Sales & transfers                                $      14,933,199     $            -0-     $    14,933,199
Transfers between segments                              (3,169,757)                 -0-          (3,169,757)
                                                 -------------------   ------------------   ------------------
Net sales                                        $      11,763,442     $            -0-     $    11,763,442

Cost of sales                                           11,331,217                  -0-          11,331,217
                                                 -------------------   ------------------   ------------------

Gross income                                     $         432,225     $            -0-      $      432,225

Selling, general and administrative expense                346,817              47,581              394,398

Restructuring and other charges                             54,016              26,309               80,325

Other income(expense):
   Interest expense                                       (128,078)             (8,210)            (136,288)
   Interest income                                          10,733               7,524               18,257
   Other, net (expense)                                      4,258              14,438               18,696
                                                 -------------------   ------------------   ------------------
Total other inc.(expense)                        $        (113,087)    $        13,752      $       (99,335)

 Equity in net income/(loss) of investees                   28,377                (920)              27,457

Minority owners interest in
   net (income)/loss of subsidiaries                       (23,164)                 -0-             (23,164)

Income tax benefit                                              -0-             27,778               27,778
                                                 -------------------   ------------------   ------------------

Income (loss) before  cumulative
   effect of accounting changes
   net of income tax expense                     $         (76,482)    $       (33,280)     $      (109,762)

Cumulative effect of
   accounting changes,
   net of income tax benefit                                18,991                 785               19,776
                                                 -------------------   ------------------   ------------------

Net income (loss)                                $         (57,491)    $       (32,495)     $       (89,986)
                                                 ===================   ==================   ==================

Investment in and
   advances to investees                         $         255,720     $           932      $       256,652
                                                 ===================   ==================   ==================

Total assets                                     $       2,561,367     $       166,177      $     2,727,544
                                                 ===================   ==================   ==================

Depreciation and
   amortization expense                          $         102,242     $        11,389      $       113,631
                                                 ===================   ==================   ==================

Capital expenditures                             $         104,181     $         3,233      $       107,414
                                                 ===================   ==================   ==================
2001 (page 2 of 3)
(Amounts in Thousands)
                                          Crop                                              Operating       and Other
                                       Production         Petroleum          Feed             Units          Segments
                                     ----------------  ----------------  --------------   --------------  ---------------
Sales & transfers                    $     744,898     $ 1,731,370       $   50,262       $  2,278,510    $  4,805,040
Transfers between segments                  (1,393)          (19,903)        (5,191)        (2,012,378)     (2,038,865)
                                     ----------------  ----------------  --------------   --------------  ---------------
Net sales                            $     743,505     $   1,711,467     $   45,071       $    266,132    $  2,766,175

Cost of sales                              778,251         1,616,920         41,101            237,539       2,673,811
                                     ----------------  ----------------  --------------   --------------  ---------------

Gross income                         $     (34,746)    $      94,547     $    3,970       $     28,593    $     92,364

Selling, general and
   administrative expense                   29,893            19,118          4,579             41,341          94,931

Restructuring and other charges                 -0-            2,500             -0-            21,884          24,384

Other income(expense):
   Interest expense                        (36,121)          (20,038)        (5,295)            (4,124)        (65,578)
   Interest income                             159               443             -0-             1,952           2,554
   Other, net                                2,562            (1,693)           103              6,363           7,335
                                     ----------------  ----------------  --------------   --------------  ---------------
Total other Inc.(expense.)           $     (33,400)    $     (21,288)    $   (5,192)      $      4,191    $    (55,689)

Equity in net income/(loss)
   of investees                             18,537             5,585          3,492                318          27,932

Minority owners interest in net
 (income)/loss of subsidiaries                 (39)               -0-            -0-                (2)            (41)

Income tax benefit                              -0-               -0-            -0-                -0-             -0-
                                     ----------------  ----------------  --------------   --------------  ---------------

Income (loss) before cumulative
  effect of accounting changes
   net of income tax expense         $     (79,541)    $      57,226     $   (2,309)      $    (30,125)   $    (54,749)

Cumulative effect of
  accounting changes,
  net of income tax benefit                 18,647             1,965            (12)                -0-         20,600
                                     ----------------  ----------------  --------------   --------------  ---------------

Net income (loss)                    $     (60,894)    $      59,191     $   (2,321)      $    (30,125)   $    (34,149)
                                     ================  ================  ==============   ==============  ===============

Investment in and
   advances to Investees             $     178,583     $       2,486     $   46,700       $      5,571    $    233,340
                                     ================  ================  ==============   ==============  ===============

Total assets                         $     647,091     $     444,605     $   55,306       $     83,602    $  1,230,604
                                     ================  ================  ==============   ==============  ===============

Depreciation and
   amortization expense              $      28,991     $      19,002     $       82       $      8,323    $     56,398
                                     ================  ================  ==============   ==============  ===============

Capital expenditures                 $      11,161     $       7,397     $       10       $      1,727    $     20,295
                                     ================  ================  ==============   ==============  ===============

2001  (page 3 of 3)

(Amounts in thousands)                                                                                   Total
                                                                Refrigerated           World            Output
                                                                   Foods               Grain           Segments
                                                               ---------------     ---------------  ----------------
Sales & transfers                                              $   5,652,602       $   4,475,557    $  10,128,159
Transfers between segments                                          (898,830)           (232,062)      (1,130,892)
                                                               ---------------     ---------------  ----------------

Net sales                                                      $   4,753,772       $   4,243,495    $   8,997,267

Cost of sales                                                      4,477,417           4,179,989        8,657,406
                                                               ---------------     ---------------  ----------------

Gross income                                                   $     276,355       $      63,506    $     339,861

Selling, general and administrative expense                          192,277              59,609          251,886

Restructuring and other charges                                       17,396              12,236           29,632

Other income(expense):
   Interest expense                                                  (20,735)            (41,765)         (62,500)
   Interest income                                                       601               7,578            8,179
   Other, net                                                         (5,333)              2,256           (3,077)
                                                               ---------------     ---------------  ----------------
Total other inc.(expense.)                                     $     (25,467)      $     (31,931)   $     (57,398)

Equity in net income/(loss) of investees                               1,484              (1,039)             445

Minority owners interest in net (income)/loss
   of subsidiaries                                                   (23,123)                 -0-         (23,123)

Income tax benefit                                                        -0-                 -0-              -0-
                                                               ---------------     ---------------  ----------------

Income (loss) before cumulative
   effect of accounting changes,
   net of income tax expense                                   $      19,576       $     (41,309)   $     (21,733)

Cumulative effect of
   accounting changes,
   net of income tax benefit                                          (1,609)                 -0-          (1,609)
                                                               ---------------     ---------------  ----------------

Net income (loss)                                              $      17,967       $     (41,309)   $     (23,342)
                                                               ===============     ===============  ================

Investment in and
   advances to investees                                       $      16,163       $       6,217    $      22,380
                                                               ===============     ===============  ================

Total assets                                                   $     911,109       $     419,654    $   1,330,763
                                                               ===============     ===============  ================

Depreciation and
   amortization expense                                        $      38,097       $       7,747    $      45,844
                                                               ===============     ===============  ================

Capital expenditures                                           $      79,064       $       4,822    $      83,886
                                                               ===============     ===============  ================
Substantially all of Farmland's long-lived assets are located in the United States. Sales by country, determined by customer location, were as follows:
                                                            Year Ended August 31
                                           -------------------------------------------------------
                                                1999                2000               2001
                                           ----------------   -----------------  -----------------
                                                           (Amounts in Thousands)

United States.........................       $   7,662,399      $   8,855,971      $   8,294,811
Mexico................................             570,959            533,524            499,142
Egypt.................................             133,012            303,884            192,675
Japan.................................             220,763            283,833            284,223
Other.................................           2,263,774          2,411,511          2,492,591
                                             -------------      -------------      -------------
Total.................................       $  10,850,907      $  12,388,723      $  11,763,442
                                             =============      =============      =============
(16) Significant Group Concentration of Credit Risk

Farmland extends credit to its customers on terms generally no more favorable than standard terms of sale for the industries it serves. A substantial portion of our receivables are concentrated in the agricultural and food retail and service industry. Collection of these receivables may be dependent upon economic returns from farm crop and livestock production. A significant amount of trade receivables are with customers located in foreign countries. Repayment is dependent upon the financial stability of those countries’ national economies, and current global economic problems combined with turmoil in various parts of the world could create additional credit risk related to customers located in foreign countries. Farmland has counterparty performance risk on forward contracts we have entered into with producers and local cooperatives. In the past, Farmland has not had significant problems with non-performance on these contracts. We do not anticipate having significant non-performance problems in the future. However, the risk of non-performance always exists, and such risk may change as the agricultural economy changes. Our credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

Farmland enters into interest rate swap agreements and natural gas/financial swap agreements with financial institutions. We continually monitor our positions with, and the credit quality of, the financial institutions which are counterparties to our financial instruments, and we do not anticipate non-performance by counterparties.

Farmland maintains investments in and advances to cooperatives, cooperative banks and joint ventures from which it purchases products or services. A substantial portion of the business of these investees is dependent upon the agribusiness economic sector.

(17) Disclosures About Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could affect the estimates.

Investments in the equities of other cooperatives which have been purchased are carried at cost and equities received as patronage refunds are carried at par value, less provisions for other-than-temporary impairment. Management believes it is not practicable to estimate the fair value of these equities because there is no established market for these equities and estimated future cash flows, which are largely dependent on the future equity redemption policy of each cooperative, are not determinable. At August 31, 2000 and 2001, the carrying value of our investments in other cooperatives’ equities totaled $50.8 million and $49.9 million, respectively.

The estimated fair value of the fixed rate financial instrument liabilities was calculated using a discount rate equal to the interest rate on financial instruments with similar maturities currently offered for sale by Farmland. The carrying value and the estimated fair value of our subordinated debenture bonds at August 31, 2001 is $535 million and $503 million, respectively. The estimated fair value of our remaining variable rate financial instruments approximates the carrying value.

(18) Related Party Transactions

Farmland has a 50% interest in three manufacturers of crop nutrient products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem Limited. Beginning January 1, 2000, we acquired an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture. During the year ended August 31, 2000, we acquired an approximate 42% equity interest in Cooperative Refining, LLC, which operated two refineries until its liquidation in December 2000

During 1999, 2000 and 2001, Farmland purchased $224.1 million, $1,082.4 million and $450.2 million, respectively, of products and services from ventures and had sales to a venture of $0, $55.4 and $743.5 million, respectively. Farmland had accounts payable of $27.9 million and $6.3 million due to ventures at August 31, 2000 and 2001, respectively, and a note payable due to a venture of $12.5 million and $0 million at August 31, 2000 and 2001, respectively. Accounts receivable owed to us at August 31, 2000 and 2001 totaled $36.0 million and $34.5 million, respectively. Notes receivable due from ventures totaled $20.3 million and $17.4 million at August 31, 2000 and 2001, respectively.

(19) Other Income

During 2001, we recorded net gains of $15.6 million related to derivative instruments held by certain of our segments that we believe provide an economic hedge of future transactions, but that have not been designated as a hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Additionally, we realized a $4.4 million gain on the sale of our 50% ownership interest in One System Group.

During 2000, we realized a cash gain of $49.6 million on the sale of our direct interest in Agriliance, LLC to Land O’Lakes. In connection with the temporary shutdown of the Pollock, Louisiana fertilizer production facility, we realized an $8.9 million gain on futures positions closed as a result of anticipated natural gas purchases which will not occur. The above gains were partially offset by $35.3 million in startup costs related to the coke gasification facilities in Coffeyville, Kansas and a $11.5 million loss related to the sale of the Dubuque, Iowa pork processing facility.

During 1999, Farmland realized a $10.3 million gain from the favorable settlement of various lawsuits involving natural gas pricing, crude oil supply, and environmental recoveries. Farmland also sold its investment in its Florida phosphate reserves with a resulting gain of approximately $7.7 million before income taxes. In connection with the temporary shutdown of the Lawrence fertilizer production facility, Farmland realized a $4.1 million gain on futures positions closed as a result of anticipated natural gas purchases which did not occur.

(20) Subsequent Events

During November 2001, we sold our interest in our petroleum products marketing venture, Country Energy, to Cenex Harvest States Cooperatives. Cash received from this transaction will be used primarily for reduction of notes payable balances on our credit facility and to prepay rent on our leased nitrogen facility at Coffeyville. As a part of this transaction, for an initial period of two years, we will sell all refined products produced at our Coffeyville, Kansas refinery to Cenex Harvest States (approximately $750 million in 2001), thereby making Cenex Harvest States a material customer of Farmland. This agreement to sell all refined product to Cenex Harvest States terminates if we sell the refinery.

During October 2001, we received and executed a commitment letter from three financial institutions to underwrite a new credit facility. To accommodate the due diligence necessary by the members of this new facility, our existing Credit Facility which had previously been extended through November 9, 2001, was extended to February 8, 2002. The commitment letter contains certain conditions to closing that include, among other things, certain material adverse change clauses. Although management cannot predict with certainty the outcome of future events, we anticipate the conditions to closing will be met and the financing will be accomplished prior to February 8, 2002. We anticipate that the new credit facility will be in an amount adequate to repay our existing Credit Facility as well as to refinance the Coffeyville, Kansas nitrogen plant which is currently operated by Farmland under a synthetic lease agreement.

. ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of Farmland are as follows:
                                                                  Total
                                                   Expiration   Years of
                          Age as of    Positions   of Present    Service
                         August 31,    Held With     Term as    as Board
          Name              2001       Farmland     Director     Member    Business Experience During Last Five Years
        --------         ----------    ---------   ----------   ---------  -------------------------------------------

Albert J. Shivley            58                       2001         17     General Manager--American Pride Co-op
                                     Chairman of                          Association, Brighton, Colorado, a local
                                      the Board                           cooperative association of farmers and
                                                                          ranchers.
Jody Bezner                  60     Vice Chairman     2003         10     Producer--Texline, Texas.  Mr. Bezner
                                       and Vice                           serves as President of Dalhart Consumers
                                      President                           Fuel Association, Inc., Board of
                                                                          Directors, Dalhart, Texas, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Lyman Adams, Jr.             50                       2001         9      General Manager--Cooperative Grain and
                                                                          Supply, Hillsboro, Kansas, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Ronald J. Amundson           57                       2003         13     General Manager--Central Iowa Cooperative,
                                                                          Jewell, Iowa, a local cooperative
                                                                          association of farmers and ranchers.
Baxter Ankerstjerne          65                       2002         11     Producer--Peterson, Iowa.
                                                                          From 1988 to 1997, Mr. Ankerstjerne served
                                                                          as Chairman of the Board of Directors of
                                                                          Farmers Cooperative Association, Marathon,
                                                                          Iowa.
Donald Anthony               51                       2003         1      Producer--Lexington, Nebraska.  Mr. Anthony
                                                                          is past President and Vice President of
                                                                          All Points Cooperative, Lexington,
                                                                          Nebraska, a local cooperative association
                                                                          of farmers and ranchers.
Larry Dahlsten               58                       2003         1      Producer--Lindsborg, Kansas.  Mr. Dahlsten
                                                                          is Vice-Chairman of Mid-Kansas Cooperative
                                                                          Association, Moundridge, Kansas, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Steven Erdman                51                       2001         9      Producer--Bayard, Nebraska.
                                                                          Mr. Erdman serves as President of the
                                                                          Board of Directors of Panhandle Co-op
                                                                          Scottsbluff, Nebraska, a local cooperative
                                                                          association of farmers and ranchers.
Harry Fehrenbacher           53                       2002         5      Producer--Newton, Illinois.
                                                                          Mr. Fehrenbacher serves as President of
                                                                          the Board of Directors of Effingham
                                                                          Equity, Effingham, Illinois, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Donald Gales                 39                       2002         2      General Manager--South Dakota Wheat
                                                                          Growers, Aberdeen, South Dakota, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Warren Gerdes                53                       2001         7      General Manager--Farmers Cooperative
                                                                          Elevator Company, Buffalo Lake, Minnesota,
                                                                          a local cooperative association of farmers
                                                                          and ranchers.
Thomas H. Gist               66                       2002         3      Producer--Marianna, Arkansas.  Mr. Gist
                                                                          serves as Secretary of the Board of
                                                                          Directors of Tri-County Farmers
                                                                          Association of Brinkley, Arkansas. A local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Ben Griffith                 52                       2001         12     General Manager--Central Cooperatives,
                                                                          Inc., Pleasant Hill, Missouri, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Barry Jensen                 56                       2002         11     Producer--White River, South Dakota.
                                                                          Mr. Jensen currently serves as a Director
                                                                          of Dakota Pride Cooperative, Winner, South
                                                                          Dakota, a local cooperative association of
                                                                          farmers and ranchers.
Ron Jurgens                  63                       2001         6      General Manager--Agri Co-op in Holdrege,
                                                                          Nebraska, a local cooperative association
                                                                          of farmers and ranchers.
William F. Kuhlman           52                       2002         5      Producer--Oakley, Kansas.  Mr. Kuhlman is a
                                                                          member and former President and CEO of
                                                                          Cooperative Agricultural Services, Inc.,
                                                                          Oakley, Kansas, a local cooperative
                                                                          association of farmers and ranchers.
Greg Pfenning                52                       2003         9      Producer--Hobart, Oklahoma.  Past Director
                                                                          and President of The Farmers Cooperative
                                                                          Association, Hobart, Oklahoma, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Monte Romohr                 48                       2002         11     Producer--Gresham, Nebraska Mr. Romohr
                                                                          serves as a Director of Farmers Co-op
                                                                          Business Association, Shelby, Nebraska, a
                                                                          local cooperative association of farmers
                                                                          and ranchers.
Joe Royster                  49                       2002         8      General Manager--Dacoma Farmers
                                                                          Cooperative, Inc., Dacoma, Oklahoma, a
                                                                          local cooperative association of farmers
                                                                          and ranchers.
E. Kent Stamper              55                       2002         5      Producer--Plainville, Kansas.  Mr. Stamper
                                                                          serves as Director and Vice President of
                                                                          the Board of Directors of Midland
                                                                          Marketing Coop, Hays, Kansas, a local
                                                                          cooperative association of farmers and
                                                                          ranchers.
Eli F. Vaughn                52                       2003         4      General Manager--Farmers Cooperative
                                                                          Company, Afton, Iowa, a local cooperative
                                                                          association of farmers and ranchers.
Frank Wilson                 53                       2001         6      General Manager--Elkhart Farmers Co-op
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

The executive officers of Farmland are as follows:
                       Age as of
                      August 31,
  Name                   2001              Principal Occupation and Other Positions
 ------               -----------          ----------------------------------------

  Robert Honse             58       President and Chief Executive Officer - Mr. Honse has been with Farmland since 1973.  He was appointed to his present position September 1, 2000.
                                        Prior to September 2000 Mr. Honse served as Executive Vice President and
                                        Chief Operating Officer for Farmland.  From September 1995 to February
                                        1999, he served as Executive Vice President and Chief Operating Officer,
                                        Ag Input Businesses.  From January 1992 to September 1995, he served as
                                        Executive Vice President, Agricultural Inputs Operations.
  John Berardi             58       Executive Vice President and Chief Financial Officer - Effective August 31,
                                        2000, Mr. Berardi was appointed Chief Financial Officer.  Mr. Berardi joined Farmland in March 1992, serving as Executive Vice President and
                                        Chief Financial Officer.  From July 1996 through August 2000, he served as Executive Vice President and President, Grain and Grain Businesses.
  Stan Riemann             50       Executive Vice President and President, Crop Production - Mr. Riemann joined
                                        Farmland in March 1974. He has held various positions in the Crop
                                        Nutrients and Crop Protection areas. He was appointed to his present position as Executive Vice President and President, Crop Production in
                                        May 1999.
  Bob Terry                45       Executive Vice President, General Counsel and Corporate Secretary - Mr. Terry
                                        was appointed to his present position in September 2000, and became
                                        Corporate Secretary effective March 1, 2001.  Mr. Terry joined Farmland in 1989.  From 1993 through August 2000, Mr. Terry served as Vice
                                        President and General Counsel.
  William Fielding         54       Executive Vice President and President, Refrigerated Foods - Mr. Fielding
                                        joined Farmland in January 2000.  Prior to joining Farmland, Mr. Fielding served as President, Dickey Environmental from 1998 to 1999, as
                                        President, Conagra Refrigerated Meats from 1996 to 1998, and as
                                        President, Cargill Meat Sector from 1995 to 1996.
  Tim Daughterty           48       Executive Vice President and President, World Grain - Mr. Daugherty joined
                                        Farmland in 1985.  He was appointed to his current position in September of 1996.  Prior to his current position, he served as Vice President of
                                        Marketing for a geographic territory that included Kansas, Colorado and
                                        Utah.
  Mike Sweat               56       Vice President, Strategic Sourcing - Mr. Sweat joined Farmland in 1968. He was appointed to his present position, Vice President, Strategic
                                        Sourcing, in March 2000.  Prior to his current position, Mr. Sweat served as President of Feed and Grain Processing.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation awarded to, earned by, or paid to the Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to Farmland in all capacities during 1999, 2000 and 2001.
                                                       Annual Compensation                         Long-Term
                                                                                                  Compensation
                                    ---------------------------------------------------------- -------------------

                                                                                 Employee
                                          Year                                   Variable
                                         Ending                                Compensation           LTIP
Name and Principal Position             August 31     Salary        Bonus          Plan             Payouts
-------------------------------------  ------------ ------------  ----------- ---------------- -------------------
Robert Honse,                             1999     $    426,224  $        -0- $          -0-   $            -0-
President and                             2000     $    552,057  $        -0- $          -0-   $            -0-
Chief Executive Officer                   2001     $    615,612  $        -0- $     235,143    $            -0-

John Berardi,                             1999     $    340,680  $        -0- $          -0-   $            -0-
Executive Vice President and              2000     $    361,110  $        -0- $          -0-   $            -0-
Chief Financial Officer                   2001     $    404,720  $        -0- $     138,302    $            -0-

Stan Riemann,                             1999     $    261,314  $        -0- $          -0-   $            -0-
Executive Vice President and              2000     $    292,197  $        -0- $     137,912(2) $            -0-
President, Crop Production                2001     $ 298,782(1)  $        -0- $          -0-   $            -0-

William Fielding,                         1999     $        -0-  $        -0- $          -0-   $            -0-
Executive Vice President and              2000     $    204,167  $   375,000  $          -0-   $            -0-
President, Refrigerated Foods             2001     $    350,000  $        -0- $          -0-   $            -0-

Robert Terry,                             1999     $    165,048  $        -0- $          -0-   $            -0-
Executive Vice President,                 2000     $    177,426  $    25,000 $           -0-   $            -0-
General Counsel and                       2001     $    228,766  $        -0- $      56,925    $            -0-
Corporate Secretary

--------------------------
(1)  Mr. Riemann was employed with Agriliance from January 1, 2001 to August 3, 2001 and earned a salary of $175,866.  This salary is included as a part of Mr. Riemann's total salary.
(2)  Mr. Riemann earned compensation under the Agriliance variable compensation program of $137,912.  This variable compensation is included as a part of Mr. Riemann's total variable compensation.

An Annual Employee Variable Compensation Plan, a Management Long-Term Incentive Plan (“LTIP”) and an Executive Deferred Compensation Plan have been established by our Board of Directors to meet the competitive salary programs of other companies and to provide a method of compensation which is based on Farmland’s performance.

Under the Annual Employee Variable Compensation Plan, all regular salaried employees’ total compensation is based on a combination of base and variable pay. The variable compensation award depends on the employee’s position and the year-to-date performance of Farmland and/or the selected performance criteria of the operating or service unit where the individual is employed. Variable compensation is awarded only in periods that Farmland and/or the operating or service unit achieves a threshold performance level as approved each year by the Board of Directors. We intend for our total cash compensation (base plus variable) to be competitive, recognizing that in the event Farmland and/or the operating or service unit fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates. This system of variable compensation allows us to keep our fixed costs (base salaries) lower and only increase payroll costs consistent with our ability to pay.

Under the Management Long-Term Incentive Plan, selected management employees, including Messrs. Honse, Berardi, Terry, and Riemann, are paid cash incentive amounts determined by a formula which takes into account the position held and Farmland’s aggregate income over periods specified in the Plan. The Plan’s currently existing performance and reward cycles are fiscal years 2001 through 2002, fiscal years 2001 through 2003, and fiscal years 2002 through 2004. The Plan’s subsequent performance and reward cycles will begin in 2003 and each subsequent year thereafter for a three-year time span until such time as the Board deems it is no longer in the best interest of Farmland and the membership. For each plan, if the aggregate income is less than the threshold or if the indebtedness ratio (funded indebtedness as a percent of capitalization) is above the level established by bank covenants at the end of the cycle, no payment will occur with respect to such Plan.

If aggregate income equals or exceeds the threshold and the indebtedness ratio below the level established by the bank covenants, then .83% of aggregate income of the Plan periods is made available to pay incentive awards. In general, a participant must be an active employee of Farmland at the end of a Plan in order to receive payment of the reward. Absent a significant change in their status, in which event such percentages may be adjusted, of the amount made available to pay incentives, Messrs. Honse, Berardi, Terry, and Riemann will receive at least 11.2%, 8.0%, 4.0% and 2.2%, respectively, for the 2001-2002 plan, 11.2%, 8.0%, 4.0% and 2.8%, respectively, for the 2001-2003 plan, and 11.2%, 9.0%, 5.0%, and 4.0%, respectively, for the 2002-2004 plan.

The Board of Directors may, in its sole discretion, amend, discontinue, adjust or cancel any award otherwise payable under the Management Long-Term Incentive Plan, should Farmland incur a loss in the final year of any plan. In addition, the Board of Directors may impact the payout amount of a plan by approving for inclusion or exclusion in the calculation of performance the effects of extraordinary events occurring during a plan period.

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

Mr. Fielding’s long-term incentive payout is only made when income over the four year plan period exceeds a calculated amount. The amount, which cannot be calculated until the close of the 2004 year, equals the average of Farmland Food’s pre-tax earnings for the three year period 1998 through 2000 plus a return on incremental capital expenditures plus $50 million. The amount paid is 10% of the first $50 million over the base pre-tax earnings and 5% of any additional excess pre-tax earnings.

Under the 2001-2002 Plan, the 2001-2003 Plan, and the 2002-2004 Plan, certain management employees, including those executives set forth below, may be eligible for future awards, contingent on satisfying the terms and conditions of the plan cycle, as set forth in the following table. The table also provides information as to possible incentive payments to Mr. Fielding under his employment contract.

                                                         Estimated Future Payouts Under Non-Stock
       (A)              (B)                 (C)                          Price Based Plans
---------------  ------------------- ------------------ ---------------------  -------------------- ------------------
                     Number of        Performance or
                   Shares, Units    Other Period Until          (D)                    (E)                (F)
       Name       or Other Rights      Maturation or         Threshold               Target             Maximum
                        (1)               Payout
---------------  ------------------ ------------------- ---------------------    ------------------ ------------------

Robert Honse                             2001-2002      $         72,695             Note 2             Note 2
                                         2001-2003      $        180,528             Note 2             Note 2
                                         2002-2004      $        314,112             Note 2             Note 2

John Berardi                             2001-2002      $         51,925             Note 2             Note 2
                                         2001-2003      $        128,949             Note 2             Note 2
                                         2002-2004      $        252,411             Note 2             Note 2

Robert Terry                             2001-2002      $         25,962             Note 2             Note 2
                                         2001-2003      $         64,474             Note 2             Note 2
                                         2002-2004      $        140,229             Note 2             Note 2

Stan Riemann                             2001-2002      $         14,063             Note 2             Note 2
                                         2001-2003      $         44,774             Note 2             Note 2
                                         2002-2004      $        112,183             Note 2             Note 2

William Fielding                         2001-2004               Note 3              Note 3             Note 3

(1)  Rights in the incentive pool are expressed as a minimum percentage of the total pool.
(2)  The Plan does not specify a target or maximum payment.  Payouts are only made when income over the plan periods reaches the threshold amount, and then the amount available for payment is a fixed percentage of total income.
(3)  Mr. Fielding's long-term incentive plan does not specify a target or maximum.  Threshold level is the average of Farmland Food's pre-tax earnings for the three year period 1998 through 2000 plus a return on incremental capital expenditures plus $50 million.  Payout, if any, will occur after the close of the 2004 year.

Our Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their variable and incentive compensation. The amount to be deferred and the period for deferral is specified by an election made semi-annually. Under this plan payments of deferred amounts will begin at the earlier of the end of the specified deferral period, retirement, disability or death. The employee’s deferred account balance is credited annually with interest at the highest rate of interest paid by Farmland on any subordinated debt certificate sold during the year. Payment of an employee’s account balance is paid, at the employee’s election, in a lump sum or in ten annual installments. Amounts deferred pursuant to the plan for the accounts of the named individuals during the years 1999, 2000, and 2001 are included in the cash compensation table above.

Farmland established the Farmland Industries, Inc. Employee Retirement Plan (the “Retirement Plan”) in 1986. Generally, employees whose customary employment is at the rate of at least 15 hours per week may participate in the Retirement Plan. Participation in the Retirement Plan is optional prior to age 34, but mandatory thereafter. Approximately 5,500 active and 11,000 inactive employees were participants in the Retirement Plan on August 31, 2001. The Retirement Plan is funded by employer and employee contributions to provide lifetime retirement income at normal retirement age 62, or a reduced income beginning as early as age 55. The Retirement Plan also contains provisions for death and disability benefits. The Retirement Plan has been determined qualified under the Internal Revenue Code. The Retirement Plan is administered by a committee appointed by the Board of Directors and all funds are held by a bank trustee in accordance with the terms of the trust agreement. The funding policy for the Plan is at the sole discretion of the Farmland Employee Retirement Plan Committee. The Committee’s current strategy is to limit contributions to an amount not to exceed the amount deductible for federal income tax purposes. Farmland made no contributions to the Retirement Plan for the years ended August 31, 1999, 2000, and 2001.

Payments to participants in the Retirement Plan are based upon length of participation and compensation reported for the four highest of the last ten years of employment. Compensation for this purpose includes base salary and compensation earned under the Annual Employee Variable Compensation Plan discussed above. However, at the present time, the maximum compensation per participant which may be covered by a qualified pension plan is limited to $170,000 annually and the maximum retirement benefit which may be paid by such plan is limited to $140,000 annually by the Internal Revenue Code (“IRC”).

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

The following table sets forth, for compensation levels up to the federal compensation limits, the estimated annual benefits payable at age 62 for members of the Retirement Plan. These benefits are not reduced to take into account Social Security payments. The following table also sets forth, for compensation levels exceeding the federal compensation limits, the combined estimated annual benefits payable under the Retirement Plan and SERP assuming: (1) retirement occurs on or after age 62 in calendar year 2001; (2) the portion of the employee’s benefit lost (due to the IRC limitations) which would have been provided by the employer’s contribution to the Retirement Plan is 80% of the total benefit lost; (3) benefits have been computed using an IRC 401(a)(17) Final Average Wage of $162,500, which represents the average of the compensation limits for the last four years; and (4) grandfathered benefits, if any, have been ignored. Grandfather benefits (prior to 1995) would alter the amounts paid from either the Retirement Plan or the SERP, but would not materially alter the total benefit amount shown in this chart.

    Final Average                                      Years of Service
                   -----------------------------------------------------------------------------------------
       Wage              15                  20                 25              30                 35
------------------ ---------------   ----------------  -----------------  ----------------   ---------------

  $       100,000    $     26,250      $      35,000      $      43,750     $      52,500      $     61,250
          125,000          32,813             43,750             54,688            65,625            76,563
          150,000          39,375             52,500             65,625            78,750            91,875
          200,000          50,531             67,375             84,219           101,063           117,906
          250,000          61,031             81,375            101,719           122,063           142,406
          300,000          71,531             95,375            119,219           143,063           166,906
          350,000          82,031            109,375            136,719           164,063           191,406
          400,000          92,531            123,375            154,219           185,063           215,906
          450,000         103,031            137,375            171,719           206,063           240,406
          500,000         113,531            151,375            189,219           227,063           264,906
          600,000         134,531            179,375            224,219           269,063           313,906
          700,000         155,531            207,375            259,219           311,063           362,906
          800,000         176,531            235,375            294,219           353,063           411,906
          900,000         197,531            263,375            329,219           395,063           460,906
        1,000,000         218,531            291,375            364,219           437,063           509,906

The following table sets forth the credited years of service for certain of Farmland’s executive officers at August 31, 2001.

                             Name                                  Years of Creditable Service
                             ----                                  ---------------------------
                             Robert Honse                                          27
                             John Berardi                                           9
                             Robert Terry                                          12
                             Stan Riemann                                          25
                             William Fielding                                       1
Compensation Committee Interlocks and Insider Participation

The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of Farmland or any of its subsidiaries, served as members of the compensation committee during 2001: Messrs. Jody Bezner, Ron Amundson, Steve Erdman, Bill Kuhlman and Eli Vaughn. Mr. Bezner has served as Vice Chairman and Vice President of the Board of Farmland from December 1997 to the current date. No executive officer of Farmland (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of Farmland, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of Farmland, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Farmland.

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

Farmland provides each director a $100,000 life insurance benefit. Farmland also has established a $100,000 supplemental life insurance benefit for directors. A director is eligible for this supplemental life insurance benefit on commencement of a second elected term of office. ITEM

12. EQUITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Farmland's equity consists of preferred shares, common shares, associate member common shares and capital credits. Only the common shares have voting rights.

At August 31, 2001, no person was known by Farmland to be the beneficial owner of more than five percent of Farmland’s common shares.

At August 31, 2001, the directors and executive officers of Farmland, neither individually nor as a group, beneficially owned in excess of one percent of any class of Farmland's equity.

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

                     Consolidated Balance Sheets, August 31, 2000 and 2001

                     Consolidated Statements of Operations for each of the years in the three-year period ended August
                     31, 2001

                     Consolidated Statements of Cash Flows for each of the years in the three-year period ended August
                     31, 2001

                     Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 2001

                     Notes to Consolidated Financial Statements
(2) Financial Statement Schedules Farmland Industries, Inc. and Subsidiaries for each of the years in the three-year period ended August 31, 2001: IX - Valuation and qualifying accounts (3) Exhibits
             Articles of Incorporation and Bylaws:

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

     4.(i)B    Form  of  Trust  Indenture  with  Commerce  Bank,  National  Association,providing for issuance of subordinated debt securities,  including forms of Ten-Year Bond, Series A, Ten-Year Bond, Series B, Five-Year Bond, Series C,Five-Year Bond,
               Series D, Ten-Year Monthly Income Bond, Series E, Ten-Year Monthly Income Bond,  Series F, Five-Year Monthly Income Bond,
               Series G andFive-Year Monthly Income Bond, Series H.  (Incorporated by Reference - Form S-1, No.33-40759, effective December 31, 1997)

     4.(i)C    Certificate of Designation for a Series of Preferred Shares Designated as 8% Series A Cumulative Redeemable Preferred
               Shares, dated December 19, 1997. (Incorporated by Reference - Form S-2, filed April 3, 1998)

     4.(ii)A   Syndicated Credit Facility between Farmland Industries, Inc. and various banks dated May 10, 2000 (Incorporated by
               Reference - Form 10-Q filed July 17, 2000)

     4.(ii)B  Second Amendment to Syndicated Credit Agreement Facility between Farmland Industries, Inc. and various banks, dated
              April 12, 2001 (Incorporated by Reference - Form 10-Q filed April 16, 2001)

*    4.(ii)C  Third Amendment to Syndicated Credit Agreement Facility between Farmland Industries, Inc. and various banks, dated
              November 9, 2001

             Material Contracts:

             Management Remunerative Plans:

*   10.(iii)A      Employee Variable Compensation Plan (September 1, 2001 - August 31, 2002)

    10.(iii)B      Board of Directors Insurance (Incorporated by Reference – Form 10-K filed
                   November 22, 2000).

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
                   Reference - Form 10-K, filed November 27, 1996)

    10.(iii)D      Farmland Industries, Inc. Executive Deferred Compensation Plan (As Amended and Restated Effective November 1, 1996)
                   (Incorporated by Reference - Form 10-K, filed November 27, 1996).

    10.(iii)E     Employment agreement between Farmland and Mr. Robert W. Honse, dated August 1,
                  2000 (Incorporated by Reference – Form 10-Q filed November 22, 2000).

    10.(iii)F     Employment agreement between Farmland and Mr. William Fielding, dated January
                  31, 2000 (Incorporated by Reference – Form 10-Q filed April 14, 2000).

    10.(iii)G     Summary of severance and retention bonus plan for certain management employees of Farmland, dated June 7, 1999 (Incorporated by Reference – Form 10-Q filed July 14, 1999).

    10.(iii)H     Employment agreement between Farmland and Mr. Robert Terry, dated December 1,
                  2000 (Incorporated by Reference – Form 10-Q, filed April 16, 2001).

    10.(iii)I     Employment agreement between Farmland and Mr. John Berardi, dated April 6, 2001
                  (Incorporated by Reference – Form 10-Q, filed April 16, 2001).

    10.(iii)J     Long Term Incentive Plan dated February 22, 2001 (Incorporated by Reference
                  – Form 10-Q, filed April 16, 2001).

    18            Letter regarding change in accounting principle (Incorporated by Reference
                  – Form 10Q, filed January 12, 2001).

*   21            Subsidiaries of the Registrant

*   24            Power of Attorney

*     Filed with this registration
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Farmland Industries, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, State of Missouri on November 19, 2001.

                                                     By               /s/  JOHN F. BERARDI
                                                       ----------------------------------------
                                                                         John F. Berardi
                                                                  Executive Vice President and
                                                                     Chief Financial Officer

                                                     By               /s/  ROBERT B. TERRY
                                                       ----------------------------------------
                                                                         Robert B. Terry
                                                        Executive Vice President, Corporate Secretary and
                                                                         General Counsel

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed for the following persons on behalf of Farmland Industries, Inc. and in the capacities and on the date indicated pursuant to valid Power of Attorney executed on October 24, 2001.

                        Signature                                    Title                  Date
                            *                                Chairman of the Board        November 19, 2001
    --------------------------------------------------
                    Albert J. Shivley                             and Director

                            *                               Vice Chairman of Board,       November 19, 2001
    --------------------------------------------------
                       Jody Benzer                        Vice President and Director

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                   Lyman L. Adams, Jr.

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                   Ronald J. Amundson

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                   Baxter Ankerstjerne

                            *                                       Director              November 19, 2001
    --------------------------------------------------
    --------------------------------------------------
                     Donald Anthony

                            *                                       Director              November 19, 2001
    --------------------------------------------------
    --------------------------------------------------
                     Larry Dahlsten

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Steven Erdman

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                   Harry Fehrenbacher

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Martie Floyd

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Warren Gerdes

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                     Thomas H. Gist

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Ben Griffith

                                                                    Director              November 19, 2001
    --------------------------------------------------
                      Barry Jensen

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                       Ron Jurgens

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                   William F. Kuhlman

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Greg Pfenning

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Monte Romohr

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                       Joe Royster

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                     E. Kent Stamper

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Eli F. Vaughn

                            *                                       Director              November 19, 2001
    --------------------------------------------------
                      Frank Wilson

                   /s/ ROBERT W. HONSE                           President and            November 19, 2001
    --------------------------------------------------
                     Robert W. Honse                        Chief Executive Officer

                   /s/ JOHN F. BERARDI                      Executive Vice President      November 19, 2001
    --------------------------------------------------
                     John F. Berardi                      and Chief Financial Officer
                                                         (Principal Financial Officer)

                  /s/ STEVEN R. RHODES                         Vice President and         November 19, 2001
    --------------------------------------------------
                    Steven R. Rhodes                               Controller
                                                         (Principal Accounting Officer)

  *BY /s/  JOHN F. BERARDI
     ------------------------
         John F. Berardi
        Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT

The Board of Directors Farmland Industries, Inc. Under date of November 19, 2001, we reported on the consolidated balance sheets of Farmland Industries, Inc. and subsidiaries as of August 31, 2000 and 2001, and the related consolidated statements of operations, cash flows and capital shares and equities for each of the years in the three-year period ended August 31, 2001, which are included in the Annual Report filed on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report filed on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Kansas City, Missouri
November 19, 2001

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE IX

VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                                ----------------------------------
                                                ------------------ ---------------
                                 Balance at     Charged to Costs     Charged to     Deductions       Balance
                               Beginning of      and Expenses     Other Accounts  from Reserves      at end
Description                         Year                                                            of Year
                                                           (Amounts in Thousands)
Allowance for doubtful
  receivables

For the Fiscal Year
  Ended August 31, 2001               9,401             12,640            (129)        (5,589)         16,323

For the Fiscal Year
  Ended August 31, 2000               5,263              7,030             (53)        (2,839)          9,401

For the Fiscal Year
  Ended August 31, 1999               4,095              1,687             282           (801)          5,263

EXHIBIT INDEX

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

     4.(i)C    Certificate of Designation for a Series of Preferred Shares Designated as 8% Series A Cumulative Redeemable Preferred
               Shares, dated December 19, 1997. (Incorporated by Reference - Form S-2, filed April 3, 1998)

     4.(ii)A   Syndicated Credit Facility between Farmland Industries, Inc. and various banks dated May 10, 2000 (Incorporated by
               Reference - Form 10-Q filed July 17, 2000)
     4.(ii)B  Second Amendment to Syndicated Credit Agreement Facility between Farmland Industries, Inc. and various banks, dated
              April 12, 2001 (Incorporated by Reference - Form 10-Q filed April 16, 2001)

*    4.(ii)C  Third Amendment to Syndicated Credit Agreement Facility between Farmland Industries, Inc. and various banks, dated
              November 9, 2001

             Material Contracts:

             Management Remunerative Plans:

*   10.(iii)A  Employee Variable Compensation Plan (September 1, 2001 - August 31, 2002)

    10.(iii)B  Board of Directors Insurance (Incorporated by Reference - Form 10-K filed
               November 22, 2000).

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

    10.(iii)E  Employment agreement between Farmland and Mr. Robert W. Honse, dated August 1, 2000 (Incorporated by Reference - Form
               10-Q filed November 22, 2000).

    10.(iii)F  Employment agreement between Farmland and Mr. William Fielding, dated January 31, 2000 (Incorporated by Reference -
               Form 10-Q filed April 14, 2000).

    10.(iii)G  Summary of severance and retention bonus plan for certain management employees of Farmland, dated June 7, 1999
               (Incorporated by Reference - Form 10-Q filed July 14, 1999).

    10.(iii)H  Employment agreement between Farmland and Mr. Robert Terry, dated December 1, 2000 (Incorporated by Reference - Form
               10-Q, filed April 16, 2001).

    10.(iii)I  Employment agreement between Farmland and Mr. John Berardi, dated April 6, 2001 (Incorporated by Reference - Form 10-Q, filed April 16, 2001).

    10.(iii)J  Long Term Incentive Plan dated February 22, 2001 (Incorporated by Reference - Form 10-Q, filed April 16, 2001).

    18         Letter regarding change in accounting principle (Incorporated by Reference - Form 10Q, filed January 12, 2001).

*   21         Subsidiaries of the Registrant

*   24         Power of Attorney

*     Filed with this registration