Form 10-Q
period 2001-11-30
FARMLAND INDUSTRIES INC
filed 2002-01-14
CIK 34616

UNITED STATESSECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                           OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended November 30, 2001

                                             or

                [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________.

                              Commission File Number: 001-11629

                                  FARMLAND INDUSTRIES, INC.
                   (Exact name of registrant as specified in its charter)

           Kansas                                                                         44-0209330
(State of incorporation)                                          (I.R.S. Employer Identification No.)

12200 North Ambassador Drive
Kansas City, Missouri                                                                64163-1244
(Address of principal executive offices)                                       (Zip Code)

        Registrant’s telephone number, including area code: 816-713-7000

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

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                      ASSETS

                                                                 August 31              November 30
                                                                   2001                    2001
                                                              ----------------      --------------------
                                                                       (Amounts in Thousands)
  Accounts receivable - trade................................ $         550,291       $      530,413
  Inventories (Note 2).......................................           588,807              507,375
  Other current assets.......................................           213,746              204,353
                                                              -------------------     ------------------

        Total Current Assets................................. $       1,352,844       $    1,242,141
                                                              -------------------     ------------------

Investments and Long-Term Receivables (Note 3)............... $         373,119       $      365,369
                                                              -------------------     ------------------

Property, Plant and Equipment:
  Property, plant and equipment, at cost..................... $       1,708,382       $    1,697,533
     Less accumulated depreciation and
     amortization............................................           952,753              956,680
                                                                -----------------       ----------------

  Net Property, Plant and Equipment.......................... $         755,629       $      740,853
                                                              -------------------     ------------------

Other Assets                                                  $         245,952       $      271,055
                                                              -------------------     ------------------

Total Assets                                                  $       2,727,544       $    2,619,418
                                                              ===================     ==================

    See accompanying Notes to Consolidated Financial Statements

                                     FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                             LIABILITIES AND EQUITIES

                                                                                        August 31          November 30
                                                                                           2001                2001
                                                                                  --------------------- ------------------
                                                                                             (Amounts in Thousands)
            Current Liabilities:
                Short-term notes payable ........................................ $        341,559       $       325,811
                Current maturities of long-term debt ............................           48,054                65,608
                Accounts payable - trade.........................................          342,312               293,862
                Other current liabilities........................................          383,200               337,376
                                                                                  ------------------     ------------------

                     Total Current Liabilities................................... $      1,115,125       $     1,022,657
                                                                                  ------------------     ------------------

            Long-Term Liabilities:
                Long-term borrowings (excluding current maturities).............. $        710,976       $       677,082
                Other long-term liabilities......................................           38,702                39,493
                                                                                  ------------------     ------------------

                     Total Long-Term Liabilities................................. $        749,678       $       716,575
                                                                                  ------------------     ------------------

            Deferred Income Taxes................................................ $         70,906       $        70,906
                                                                                  ------------------     ------------------

            Minority Owners' Equity in Subsidiaries.............................. $         29,311       $        34,047
                                                                                  ------------------     ------------------

            Net Income (Note 1).................................................. $             -0-      $         3,249
                                                                                  ------------------     ------------------

            Capital Shares and Equities:
                Preferred Shares, Authorized 8,000,000 Shares, 8% Series A
                 cumulative redeemable preferred shares, stated
                 at redemption value, $50 per share.............................. $        100,000       $       100,000
                Common shares, $25 par value--Authorized
                  50,000,000 shares..............................................          527,563               527,365
                Accumulated Other Comprehensive Income (net of
                deferred tax benefit of $3,806 at August 31, 2001 and
                $2,215 at November 30, 2001) (Notes 4 and 5).....................          (21,342)              (12,380)
                Earned surplus and other equities................................          156,303               156,999
                                                                                  ------------------     ------------------

                     Total Capital Shares and Equities........................... $        762,524       $       771,984
                                                                                  ------------------     ------------------

Contingent Liabilities and Commitments (Note 6)

            Total Liabilities and Equities....................................... $      2,727,544       $     2,619,418
                                                                                  ==================     ==================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended
                                                            -----------------------------------------
                                                               November 30           November 30
                                                                  2000                  2001
                                                            ------------------   --------------------
                    (Amounts in Thousands)

       Sales......................................................$     2,983,189       $     2,252,483
       Cost of sales...............................................     2,867,440             2,161,181
                                                                  --------------------  -------------------

       Gross income...............................................$       115,749       $        91,302
                                                                  --------------------  -------------------

       Selling, general and administrative expenses...............$       101,885       $        86,161
                                                                  --------------------  -------------------

       Restructuring and other charges (credits) (Note 7).........$            -0-      $        (6,340)
                                                                  --------------------  -------------------

       Other income (expense):
           Interest expense.......................................$       (34,335)              (24,761)
           Interest income.........................................         3,942                 1,317
           Other, net (Notes 5 and 9)..............................         2,641                18,760
                                                                  -------------------- --------------------
      Total other income (expense)................................$       (27,752)     $         (4,684)
                                                                  -------------------  --------------------

      Income (loss) before equity in net income of investees,
             minority owners' interest in net (income) of
             subsidiaries, income tax (expense) benefit and
             cumulative effect of changes in accounting
             principles............................................$      (13,888)    $          6,797

      Equity in net income of investees (Note 3) ..................         5,293               1,957

      Minority owners' interest in net (income)
              of subsidiaries.......................................       (6,214)             (4,737)
                                                                     --------------------  -------------------

      Income (loss) before income tax (expense) benefit
              and cumulative effect of changes in
              accounting principles..................................$    (14,809)              4,017

      Income tax (expense) benefit...................................       1,746                (768)
                                                                     --------------------  -------------------

      Income (loss) before cumulative effect of changes
              in accounting principles...............................$    (13,063)              3,249

      Cumulative effect of changes in accounting for
              derivative financial instruments and planned major
              maintenance costs, net of $3,333 income tax
              expense (Notes 5 and 8)................................      19,776                   -0-
                                                                     --------------------  -------------------

      Net income                                                 $           6,713               3,249
                                                                     ====================  ===================

    See accompanying Notes to Consolidated Financial Statements

                                    FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                                Three Months Ended
                                                                                   ---------------------------------------------
                                                                                     November 30                November 30
                                                                                         2000                       2001
                                                                                  ------------------         ------------------
                                                                                               (Amounts in Thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................................... $        6,713             $         3,249
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          Depreciation and amortization..........................................         24,028                      29,059
          Equity in net (income) of investees....................................         (5,293)                     (1,957)
          Other..................................................................        (18,428)                    (16,733)
          Changes in assets and liabilities:
           Accounts receivable...................................................         59,980                      20,013
           Inventories...........................................................        (73,734)                     81,432
           Other assets..........................................................        (25,075)                     (5,778)
           Accounts payable......................................................         54,725                     (48,450)
           Other liabilities.....................................................        (45,951)                     20,649
                                                                                  ------------------         ------------------
    Net cash provided by (used in) operating activities.......................... $      (23,035)            $        81,484
                                                                                  ------------------         ------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures......................................................... $      (23,750)            $       (10,629)
    Distributions from joint ventures............................................          4,911                       2,062
    Additions to investments and notes receivable................................         (7,183)                     (5,397)
    Acquisition of other long-term assets........................................         (5,535)                     (2,724)
    Proceeds from disposal of investments and
      collection of notes receivable.............................................            895                      30,450
    Proceeds from sale of fixed assets...........................................          1,875                       7,010
                                                                                  ------------------         ------------------
    Net cash provided by (used in) investing activities.......................... $      (28,787)            $        20,772
                                                                                  ------------------         ------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends........................................................ $       (2,000)            $        (2,000)
    Proceeds from bank loans and notes payable...................................      1,348,541                     846,272
    Payments on bank loans and notes payable.....................................     (1,285,949)                   (864,987)
    Proceeds from issuance of subordinated debt certificates.....................         15,328                          -0-
    Payments for redemption of subordinated debt certificates....................        (14,374)                    (12,732)
    Net decrease in checks and drafts outstanding................................         (3,953)                    (68,896)
    Net decrease in demand loan certificates.....................................         (2,845)                       (175)
    Other increase (decrease)....................................................         (2,926)                        262
                                                                                  ------------------         ------------------
    Net cash provided by (used in) financing activities.......................... $       51,822             $      (102,256)
                                                                                  ------------------         ------------------

    Net decrease in cash and cash equivalents.................................... $           -0-            $            -0-
    Cash and cash equivalents at beginning of period.............................             -0-                         -0-
                                                                                  ------------------         ------------------
    Cash and cash equivalents at end of period................................... $           -0-            $            -0-
                                                                                  ==================         ==================
On October 1, 2000, we contributed property, plant and equipment and investments with a carrying value of approximately $43.8 million in return for an equity interest in Land O’Lakes Farmland Feed, LLC.

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Interim Financial Statements

Unless the context requires otherwise, (i) “Farmland”, “we”, “us” and “our” refer to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to “year” or “years” are to fiscal years ended August 31, and (iii) the term “member” means (a) any voting member, (b) any associate member, or (c) any other person with which Farmland is a party to a currently effective patronage refund agreement (a “patron”). Patronage refund is the term we use to refer to the distribution of income from transactions done on a cooperative basis with or for our patrons.

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

Our sales, margins and net income or loss depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, currency fluctuations, tariffs and other factors affecting United States imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact Farmland’s operations. Also, recent terrorist attacks have disrupted the financial and credit markets and have negatively impacted the United States economy and other economies. Historically, changes in the costs of raw materials used in the manufacture of Farmland’s finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which these factors may impact our future operations. Farmland’s cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

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
Therefore, the amount of net income for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of November 30, 2001.

(2) Inventories
Major components of inventories are as follows:
                                                     August 31               November 30

                                                        2001                    2001
                                               -------------------     --------------------
                                                         (Amounts in Thousands)

  Finished and in-process products.............. $         431,739      $           379,470
  Materials.....................................            98,167                   77,382
  Supplies......................................            58,901                   50,523
                                                 ------------------     --------------------
                                                 $         588,807      $           507,375
                                                 ==================     ====================

At November 30, 2001, the carrying value of crude oil and refined petroleum inventories, stated at LIFO cost, was $140.8 million, which exceeded the market value of such inventory by approximately $27.7 million. Management recognized a $6.7 million lower of cost or market charge related to certain inventories sold during December which are unlikely to be replenished prior to year-end. Management reasonably expects that the remaining market value decline will be recovered during the remainder of fiscal year 2002 and, accordingly this market value decline has not been recognized in our interim results of operations. However, given the volatility of the crude oil and refined fuels markets, no assurance can be provided that the market value of petroleum inventories will exceed their carrying value at our year-end.

(3) Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method is as follows:

                                                  Three Months Ended
                                        ----------------------------------------
                                           November 30          November 30
                                              2000                 2001
                                        ------------------  --------------------
                                                (Amounts in Thousands)

Net sales...............................$    1,694,257     $    1,391,816
                                        ==================  ====================
Net income (loss).......................$         (516)     $      39,445
                                        ==================  ====================
Farmland's equity in net income.........$        5,293      $       1,957
                                        ==================  ====================
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
At November 30, 2001, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $57.4 million.

(4) Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) during the three months ended November 30, 2001 were as follows:
                                                         Cash Flow             Foreign Currency              Total
                                                           Hedges                Translation                 AOCI
                                                       ---------------      -----------------------     ----------------
                                                                            (Amounts in Thousands)

Balance at August 31, 2001......................       $     (21,436)       $               94         $       (21,342)
Foreign currency translation adjustment.........                  -0-                        6                       6
Net (loss) on cash flow hedges, net of tax......                (202)                       -0-                   (202)
Less reclassification adjustments, net of tax...               9,158                        -0-                  9,158
                                                       -- ------------      ----- -----------------    ---- ------------
Balance at November 30, 2001....................       $     (12,480)       $              100         $       (12,380)
                                                       == ============      ===== =================    ==== ============

Comprehensive income for the three months ended November 30, 2000 and 2001 is as follows:

                                                                              Three Months Ended
                                                                  -------------------------------------------
                                                                     November 30               November 30
                                                                         2000                     2001
                                                                  -------------------        ----------------
                                                                           (Amounts in Thousands)

Net income......................................................   $        6,713            $      3,249
                                                                  --- ---------------        -- -------------
Net gains (losses) arising during the period
    Cash flow hedges:
         Net derivative transition gain.........................   $       30,208                      -0-              $
         Net derivative gains(losses) during period.............           23,002                    (239)
         Reclassification adjustment............................           (1,652)                 10,785
    Foreign currency translation adjustment.....................              (11)                      6
                                                                  --- ---------------        -- -------------
Other comprehensive income before tax...........................   $       51,547            $     10,552
Income tax (expense) related to items of
    other comprehensive income..................................   $       (7,770)           $     (1,590)
                                                                  --- ---------------        -- -------------
Other comprehensive income......................................   $       43,777            $      8,962
                                                                  --- ---------------        -- -------------
Comprehensive income............................................   $       50,490            $     12,211
                                                                  === ===============        == =============
(5) Derivative Financial Instruments

Effective September 1, 2000, we adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge. As a result, certain of our segments hold derivative instruments, such as exchange traded grain, crude oil and live hog futures, certain natural gas contracts and foreign currency forward positions that we believe provide an economic hedge of future transactions, but have not been designated as a hedge. Gains or losses related to these derivative instruments are classified as a component of other income. All derivative instruments are recorded in our balance sheet at fair value.

Farmland also uses derivative financial instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products.

To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk. These instruments may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. The amount of hedge ineffectiveness, which is recognized as a component of other income, was immaterial for the three months ended November 30, 2001 and 2000.

As of November 30, 2001, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. Gains and losses recorded in accumulated other comprehensive income (“AOCI”) are reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold. As a result, we anticipate that substantially all gains and losses in AOCI as of November 30, 2001 will be reclassified into earnings within the next twelve months. Gains and losses in AOCI may fluctuate until the related contract is closed. During the three months ended November 30, 2001, after tax net gains of approximately $1.4 million related to derivative instruments included in AOCI as a result of the September 1, 2000 transition adjustment were reclassified into net income. During the three month periods ended November 30, 2000 and 2001, approximately $4.3 million and $0.0 million, respectively, was reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur.

(6) Contingencies

Farmland is aware of probable obligations under state and federal environmental laws at a number of properties. At November 30, 2001 and at August 31, 2001, we had an environmental accrual in our Condensed Consolidated Balance Sheet for probable and reasonably estimated costs for remediation of contaminated properties of $16.7 million and $17.2 million, respectively. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably estimatable at November 30, 2001. In the opinion of management, it is reasonably possible for such costs to approximate an additional $14.7 million.

Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for three landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.2 million at November 30, 2001 (and are in addition to the $16.7 million accrual and the $14.7 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations are made. Operations are being conducted at these locations, and we do not plan to terminate these operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

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

(7) Restructuring and Other Charges

During fiscal year 2001, Farmland recognized a reserve as a result of restructuring activities. As of August 31, 2001, the balance in the restructuring reserve was $7.9 million. During the three months ended November 30, 2001, adjustments to the reserve reduced the balance by $2.8 million. The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant located in Russell, Kansas. This sale releases us from future plant maintenance, property taxes, and all other obligations associated with maintaining idle plant and property. Deductions to the reserve in the amount of $0.4 million represent severance payments and ongoing maintenance costs associated with the closure of the wheat gluten plant and our Mexico City office.

As part of the restructuring costs incurred in fiscal year 2001, we recorded an asset impairment related to the closure of our wheat gluten plant to its estimated net realizable value. During October 2001, the assets of the plant were sold and a gain on the sale of assets was recorded in the amount of $3.5 million, representing the excess of the net proceeds over the plants estimated net realizable value.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to November 30, 2001: (amounts in thousands)
                            Aug 31, 2001                                                            Nov 30, 2001
       Type of Cost            Balance         Additions       Adjustments        Deductions           Balance
------------------------   ----------------    -----------    ---------------    --------------  ----------------

                                                           (Amounts in Thousands)

Employee separations       $         1,602   $         16   $         (228)   $         (324)    $         1,066
Facility closings                    3,830             -0-          (2,598)             (114)              1,118
Other                                2,500             -0-              -0-               -0-              2,500
                           ----------------    -----------    ---------------    --------------  ----------------

Total                      $         7,932   $         16   $       (2,826)    $        (438)    $         4,684
                           ================    ===========    ===============    ==============  ================
(8) Planned Major Maintenance Costs

Effective September 1, 2000, Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its manufacturing and processing facilities from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because, prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to perform such services. The effect of this change at September 1, 2000 was a $6.3 million benefit (net of income taxes of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations for the three months ended November 30, 2000.

(9) Other Income

Other income includes a gain of $18.0 million recognized on the sale of our equity interest in Country Energy to Cenex Harvest States.

(10) Industry Segment Information

Effective September 1, 2001, Truck Operations and Transportation and Warehousing Services are presented in the operating results of the segment they primarily serve rather than as a component of Other Operating Units and Unallocated Corporate Expenses. Segment results for the three months ended November 30, 2000 were reclassified to conform to our current operational structure.

Three months ended November 30, 2000 (Page 1 of 3) (Amounts in Thousands)
                                                                    CONSOLIDATED SEGMENTS
                                          ---------------------------------------------------------------------------
                                                                             Unallocated
                                                     Combined             Corporate Expenses
                                                     Segments                                           Consolidated
                                               ------------------      ----------------------     -----------------------
           Sales & transfers                    $     3,794,070         $                          $        3,794,070
           Transfers between segments                  (810,881)                                             (810,881)
                                               ------------------      ----------------------     -----------------------
           Net sales                           $      2,983,189         $                          $        2,983,189
                                               ==================      ======================     =======================

           Net income (loss)                   $         23,404         $         (16,691)         $            6,713
                                               ==================      ======================     =======================

           Total assets                        $      3,163,664         $         243,192          $        3,406,856
                                               ==================      ======================     =======================

Three months ended
November 30, 2001  (Page 1 of 3)
(Amounts in Thousands)
                                                            CONSOLIDATED SEGMENTS
                                   -------------------------------------------------------------------------
                                                                           Unallocated
                                                    Combined                Corporate
                                                    Segments                 Expenses                  Consolidated
                                               ----------------       --------------------       ---------------------
           Sales & transfers                    $   3,024,512          $                           $       3,024,512
           Transfers between segments                (772,029)                                              (772,029)
                                               ----------------       --------------------       ---------------------
           Net sales                            $   2,252,483          $                           $       2,252,483
                                               ================       ====================       =====================

           Net income (loss)                    $      18,191          $        (14,942)           $           3,249
                                               ================       ====================       =====================

           Total assets                         $   2,330,908          $        288,510            $       2,619,418
                                               ================       ====================       =====================

Three months ended
November 30, 2000 (Page 2 of 3)
(Amounts in Thousands)
                                                                       INPUT AND OTHER SEGMENTS
                                    ------------------------------------------------------------------------------------------------
                                                                                                                    Other            Total Input
                                                         Crop                                                     Operating           and Other
                                                      Production           Petroleum             Feed               Units             Segments
                                                  -- -------------    -- ---------------    -- ----------    --- ------------    -- --------------
              Sales & transfers                   $      165,154      $       422,122       $    50,264      $      496,189      $    1,133,729
              Transfers between segments                  (7,978)              (5,068)           (5,191)           (464,751)           (482,988)
                                                  -- ------------     -- --------------     -- ----------    --- ------------    -- --------------
              Net sales                           $      157,176      $       417,054       $    45,073      $       31,438      $      650,741
                                                  == ============     == ==============     == ==========    === ============    == ==============

              Net income (loss)                   $        1,093      $         3,651       $     1,444      $       (1,571)     $        4,617
                                                  == ============     == ==============     == ==========    === ============    == ==============

              Total assets                        $      749,144      $       403,802       $    77,963      $       77,816      $    1,308,725
                                                  == ============     == ==============     == ==========    === ============    == ==============

Three months ended
November 30, 2001 (Page 2 of 3)
(Amounts in Thousands)
                                                                    INPUT AND OTHER SEGMENTS
                                  ----------------------------------------------------------------------------------------------
                                                                                                                       Other                Total
                                                              Crop                                                   Operating            Input and
                                                           Production           Petroleum            Feed              Units                Other
                                                                                                                                          Segments
                                                       -- -------------     -- ------------    -- -----------     - -------------     -- ------------
                     Sales & transfers                 $      169,623       $    387,591       $        -0-       $     531,949       $    1,089,163
                     Transfers between segments                (2,822)            (5,251)               -0-            (512,702)            (520,775)
                                                          ------------         ------------       -----------       -------------        ------------
                     Net sales                         $      166,801      $     382,340       $        -0-      $       19,247       $      568,388
                                                       == ============     === ============    == ===========    == =============     == ============

                     Net income (loss)                 $      (42,061)      $     35,237       $       614        $       7,227       $        1,017
                                                       == =============     == ============    == ===========     = =============     == ============

                     Total assets                      $      670,025       $    399,064       $    57,066        $      40,187       $    1,166,342
                                                       == =============     == ============    == ===========     = =============     == ============

Three months ended
November 30, 2000 (Page 3 of 3)
(Amounts in Thousands)
                                                          OUTPUT SEGMENTS
                                    ------------------------------------------------------------
                                                                                   Total
                                     Refrigerated          World                  Output
                                        Foods              Grain                 Segments
                                    ---------------    ---------------      --------------------
   Sales & transfers                $   1,395,850       $   1,264,491        $      2,660,341
   Transfers between segments            (227,603)           (100,290)               (327,893)
                                    ---------------    ---------------      --------------------
   Net sales                        $   1,168,247       $   1,164,201        $      2,332,448
                                    ===============    ===============      ====================

   Net income (loss)                $      15,214       $       3,573        $         18,787
                                    ===============    ===============      ====================

   Total assets                     $     809,572       $   1,045,367        $      1,854,939
                                    ===============    ===============      ====================

  Three months ended
  November 30, 2001 (Page 3 of 3)
  (Amounts in Thousands)
                                                         OUTPUT SEGMENTS
                                      -------------------------------------------------------
                                                                                Total
                                  Refrigerated           World                  Output
                                      Foods              Grain                 Segments
                                  --------------     ---------------      -------------------
Sales & transfers                 $  1,528,474       $     406,875        $      1,935,349
Transfers between segments            (251,254)                 -0-               (251,254)
                                  --------------     ---------------      -------------------
Net sales                         $  1,277,220       $     406,875        $      1,684,095
                                  ==============     ===============      ===================

Net income (loss)                 $     21,504       $      (4,330)       $         17,174
                                  ==============     ===============      ===================

Total assets                      $    833,563       $     331,003        $      1,164,566
                                  ==============     ===============      ===================
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland’s Annual Report on Form 10-K for the year ended August 31, 2001.

Financial Condition, Liquidity and Capital Resources Farmland has historically maintained two primary sources for debt capital: a substantially continuous public offering of its subordinated debt and demand loan securities (the "continuous debt program ") and bank lines of credit.

Farmland’s debt securities issued under the continuous debt program generally are offered on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company, and also may be offered by selected unaffiliated broker-dealers. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program are influenced by the rate of interest which we establish for each type or series of debt security offered, by the option of Farmland to call for redemption certain of its outstanding debt securities, and by the option of holders, under certain circumstances, to request the early redemption of outstanding debt securities. On October 31, 2000, management determined that, given the short term nature of the Credit Facility (as defined below), it was appropriate to suspend sales under our debt program until the Credit Facility had been refinanced on a long term basis. In November, 2001 we filed a registration statement with the Securities and Exchange Commission to offer additional debt securities under our debt program. This registration statement has not yet become effective. This report on Form 10-Q does not constitute an offer of securities; such an offering will only be made through a prospectus. During the three months ended November 30, 2001, the outstanding balance of demand certificates decreased by $0.2 million, and the outstanding balance of subordinated debenture bonds decreased by $12.8 million.

In May 2000, Farmland established a 364 day revolving credit facility (the “Credit Facility”) with a syndicate of banks. During April 2001, Farmland and a syndicate of banks reached an agreement to amend our Credit Facility and extend the term to November 9, 2001, in an amount of $500 million. During November 2001, Farmland and the syndicate of banks reached an agreement to extend the Credit Facility through February 8, 2002, in an amount of $418 million. Also during October 2001, Farmland received a commitment from another syndicate of banks, including Bankers Trust Company, Rabobank, and CoBank, to establish a new five year revolving credit of $350 million and a two year credit of $150 million that will replace the present Credit Facility. The commitment letter contains certain conditions to closing that include, among other things, a clause allowing the banks to terminate the commitment if a certain material adverse change occurs. The material adverse change clause refers to a material adverse change in the business, operations, properties, assets, liabilities, conditions or prospects of Farmland and our subsidiaries, taken as a whole. Although management cannot predict with certainty the outcome of future events, we anticipate the conditions to closing will be met and the financing will be accomplished prior to February 8, 2002 as, through January 14, 2001, we do not believe there has been a material adverse change in our business or results of operations. Concurrent with establishing the new bank facility, we intend to refinance, for approximately $195 million, the nitrogen facility at Coffeyville, Kansas that we currently operate under an operating lease. We anticipate that the new credit facility will be collateralized by a substantial portion of Farmland’s accounts receivable, inventories and property, plant and equipment. The new credit facility will also contain various financial covenants.

At November 30, 2001, Farmland had $230.7 million of short-term borrowings under the Credit Facility. Additionally, $44.4 million of the Credit Facility was utilized to support letters of credit. Farmland currently pays commitment fees equal to 75 basis points under the Credit Facility based on the unused portion of the credit line. Borrowings under the Credit Facility are secured by a substantial portion of our accounts receivable, inventories, fixed assets, and certain investments. Interest rates under the Credit Facility are based on a spread over the base rate (as defined in the related agreement) or a spread over LIBOR (the London Interbank Offering Rate). The Credit Facility contains covenants related to Farmland’s ratio of earnings before interest, taxes, depreciation and amortization to net interest expense, our ratio of total debt to total capitalization, and our ratio of senior debt to total capitalization, all as defined in the related agreement. We are currently in compliance with all covenants under the Credit Facility. In addition to these financial covenants, our ability to borrow under the Credit Facility may be restricted based on our level of receivables and inventories. As calculated at November 30, 2001, availability under the Credit Facility was approximately $151.1 million.

In August 2001, Farmland National Beef Packing Company, L.P. (“FNBPC”) established a five year, $225 million credit facility with a syndicate of banks. This facility provides for a line of credit for up to $100 million, and a term loan of $125 million, both of which are nonrecourse to Farmland. Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants and restrictions. At November 30, 2001 FNBPC had borrowings of $136.4 million, and $17.2 million of the facility was being utilized to support letters of credit. At November 30, 2001, availability under the line of credit was approximately $82.8 million.

At November 30, 2001, Tradigrain had $439.5 million in credit facilities with various international banks. Tradigrain primarily uses these facilities to provide financing and letters of credit to support international grain trading transactions. Obligations of Tradigrain under these facilities are nonrecourse to Farmland and Farmland’s other affiliates. Borrowings under the credit facilities are subject to certain financial covenants and restrictions. At November 30, 2001, Tradigrain had borrowings under the credit facilities of $89.0 million, and $16.9 million of the facilities were being utilized to support letters of credit. Additionally, $42.6 million of checks and drafts outstanding at November 30, 2001 were committed against the credit facilities.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such arrangements, at November 30, 2001, $5.0 million was borrowed and an additional $1.4 million were being utilized to support letters of credit, which are nonrecourse to Farmland.

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

Although our net income for the three months ended November 30, 2001 decreased slightly from the previous year, cash provided by operating activities increased $104.5 million compared to the same period last year primarily as a result of our continuing efforts to reduce working capital employed by our operating segments. The major use of cash was a decrease in notes and loans payable, debt certificates and drafts and checks outstanding.

Results of Operations

General

In view of the seasonality of Farmland’s businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

Farmland’s sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, currency fluctuations, tariffs and other factors affecting United States imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact Farmland’s operations. Also, recent terrorist attacks have disrupted the financial and credit markets and have negatively impacted the United States economy and other economies. Historically, changes in the costs of raw materials used in the manufacture of Farmland’s finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which these factors may impact our future operations. Farmland’s cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

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

Results of Operations for Three Months Ended November 30, 2001 compared to Three Months Ended November 30, 2000.

Effective October 1, 2000 Farmland and Land O’Lakes each contributed substantially all their feed business assets to a newly formed venture (Land O’Lakes Farmland Feed). Effective May 4, 2001 we formed a grain marketing relationship with Archer Daniels Midland Company (ADM). ADM/Farmland, Inc., a wholly-owned subsidiary of ADM, purchased our United States grain inventories and Farmland Atwood, our wholly-owned grain commission subsidiary. ADM/Farmland leases and operates our grain elevators throughout the United States. These leases are in an amount adequate to reimburse us for our depreciation and other ownership expenses. We are also entitled to receive, once a year, variable rent equal to a 50% share of the fiscal year earnings or losses of ADM/Farmland as determined by ADM/Farmland at the end of their fiscal year, which is June 30th. As a result, effective from the date of formation, sales, cost of sales, SG&A expenses and other income generated by these ventures are no longer recorded in our Condensed Consolidated Statements of Operations. During the three months ended November 30, 2000, we recognized sales of $568.5 million, cost of sales of $547.0 million, SG&A expenses of $12.3 million and other expenses and interest of $7.8 million for these operations. During the three months ended November 30, 2001 we recognized pre-tax income of investees for these ventures of $2.9 million.

Sales for the three months ended November 30, 2001 decreased approximately $730.7 million, or 24%, compared with the same period last year. This decrease is primarily due to a decrease in sales recorded in Farmland’s financial statements due to the formation our Land O’Lakes Farmland Feed and ADM/Farmland ventures, as well as a decrease in our international grain sales. These decreases are partially offset by increased sales of refrigerated foods products.

For the three months ended November 30, 2001, we had net income of $3.2 million compared with a net income of $6.7 million for the same period last year. This decrease is primarily due to lower margins for our nitrogen-based crop nutrients, partially offset by increased margins for refined fuels and propane. Also, income for the three months ended November 30, 2000 included pre-tax income of $23.1 million from the cumulative effect of changes in accounting for derivative financial instruments and planned major maintenance costs while income for the three months ended November 30, 2001 included a pre-tax gain of $18.0 million from the sale of our interest in Country Energy.

Crop Production

Unit sales volume for the crop production segment increased 21% for the three months ended November 30, 2001 as compared to the same period last year. Unit selling prices for the period decreased by 14%. The net impact was an increase in crop production sales to $166.8 million for the three months ended November 30, 2001 compared with sales of $157.2 million for the same period last year. The price of natural gas, which represents a major cost in the production of nitrogen-based crop nutrients, has fallen during the summer and fall months. The average price of natural gas for the first quarter of fiscal year 2002 was $2.87 per mmbtu as compared to $4.82 per mmbtu for the same period last year, which translates to a decreased cost of producing anhydrous ammonia of approximately $66 per ton.

As a result of high inventory levels during the summer months, Farmland and other crop nutrient companies attempted to lower their inventories through temporary shutdowns of certain plants. Farmland has temporarily curtailed production at two plants during the first quarter of 2002. As the spring season progresses and inventory levels and product demand become more clear, we will assess the need to operate these plants in order to provide an adequate volume of product to Agriliance, which is a crop nutrients and crop protection marketing joint venture in which we own a 25% indirect interest.

Income of the crop production segment decreased $43.2 million for the three months ended November 30, 2001 as compared with the prior year. Margins decreased by $21.0 million primarily as a result of decreasing per unit selling prices for products that were produced when natural gas costs were at higher levels. A one-time gain of $14.6 million was recognized in the prior year as a result of the change in accounting methods for derivative instruments. Derivative income recognized in the first quarter of this fiscal year was a loss of $0.9 million as compared to a gain of $5.8 million in the prior year.

Petroleum

Sales of the petroleum segment in the three months ended November 30, 2001 decreased $34.7 million, or approximately 8%, compared with the same period last year, primarily due to rapidly declining gasoline and distillate prices. The decreased unit prices for refined fuels, especially gasoline, was primarily the result of excess supplies across the country. Excess supplies were, in part, a result of a decrease in travel, especially air travel, subsequent to the September 11, 2001 terrorist attacks.

Income for the petroleum segment for the three month period ended November 30, 2001 increased $31.6 million compared to the same period last year. This increase is partly due to a significant increase in the spread between crude oil costs and refined fuel selling prices in the month of September. These spreads have fallen sharply since the middle of September due to the over supply of refined products that exists in the global market today. Income from the Petroleum segment also reflects an $18.0 million gain on the sale of our equity interest in Country Energy to Cenex Harvest States. This was partly offset by recognition of a $6.7 million lower of cost or market charge related to certain inventories sold during December. See “Notes to Condensed Consolidated Financial Statements – Footnote (2) Inventories.”

Cooperative Refining, LLC, which was 42% owned by Farmland, was dissolved effective December 31, 2000. As a result, income previously recognized as equity in income of investees is now recognized as sales, cost of sales, SG&A expenses and other income in the Condensed Consolidated Statements of Operations.

Feed

As a result of forming Land O’Lakes Farmland Feed (LOLFF), we did not record any sales for our feed business during the three months ended November 30, 2001. During October 2001, LOLFF purchased Purina Mills which resulted in Farmland’s ownership interest being reduced to approximately 8%; however, Farmland’s governance in LOLFF has not been diluted. Income for the feed segment decreased $0.8 million as a result of reduced equity in earnings from LOLFF and writeoffs related to uncollectible receivables.

Refrigerated Foods

During the three months ended November 30, 2001, sales in the refrigerated foods segment increased $109.0 million, or approximately 9%, compared with the same period last year. This increase is primarily due to a 6% increase in unit sales volume and to a 3% increase in unit selling price. The increase in unit sales volume was primarily due to increased slaughter levels resulting from favorable market conditions. The increase in unit selling price is, in part, the result of our continued emphasis on enhancing our customer base, eliminating low-value added products, and providing value added products, such as case ready meats. Case ready refers to meat products which are prepared to the specifications of retailers and which do not require additional preparation work prior to sale by retailer.

Income in the refrigerated foods segment increased $6.3 million, or approximately 41%, during the three months ended November 30, 2001 compared to the same period last year. This increase is partly attributable to increased unit volume of slaughter, partially offset by increased cost of sales resulting from having other packers produce certain products for us as a result of the fire at our Albert Lea, Minnesota facility in July, 2001. We have also temporarily reopened our Carroll, Iowa facility to handle some of the production lost due to the fire. Refrigerated foods’ selling, general and administrative expenses are approximately the same for the three months ended November 30, 2001 compared to the same period last year. Other income increased by $5.4 million in the three months ended November 30, 2001 as compared to the same period last year. This increase is primarily the result of last year’s recognition of $2.0 million in costs related to spoiled product and a plant shut-down, and a loss of $2.3 million related to the change in accounting methods for derivatives. Our case ready operations continue to improve by lowering cost as we continue to improve plant efficiencies and develop the business segment.

World Grain

Sales of the world grain segment decreased $757 million, or approximately 65%, for the three months ended November 30, 2001 compared with the same period last year. The decrease was primarily a result of the formation of a contractual grain marketing relationship between Farmland and Archer Daniels Midland Company (ADM), effective May 4, 2001. As a result, we no longer record sales, cost of sales or operating expenses in our Condensed Consolidated Statements of Operations. With this agreement substantially all domestic grain sales are now recognized by the new entity, ADM/Farmland, Inc. Sales also decreased due to lower international grain sales volume.

World grain income for the three months ended November 30, 2001 declined $7.9 million compared with the same period last year. The decrease is partly due to the formation of ADM/Farmland as described above. ADM/Farmland leases our grain elevators throughout the United States. These leases are in an amount adequate to reimburse us for our depreciation and other ownership expenses. ADM/Farmland obtains its grain from third party sources. Farmland is also entitled to receive, once a year, variable rent equal to a 50% share of the fiscal year earnings or losses of ADM/Farmland as determined by ADM/Farmland at the end of their fiscal year, which is June 30th. Income has decreased in international marketing due to lower gross margins on barley, sugar and freight and an increase in bad debt expense, offset by improved margins in soya complex products.

Other Operating Units

Segment income for other operating units increased $8.8 million for the three months ended November 30, 2001 compared with the prior year. The increase is primarily attributable to Heartland Wheat Growers, our subsidiary which produced wheat gluten at a facility in Russell, Kansas. During May 2001, we closed this facility in anticipation of prolonged depressed wheat gluten prices and recorded an asset impairment and an accrual for shutdown costs. Subsequent to the plant closure, we had an opportunity to sell the assets of the plant. As a result of the sale in October 2001, we recognized a gain on the sale of assets of $3.5 million and reversed part of the shutdown accrual in the amount of $2.7 million.

Selling, General and Administrative Expenses

For the three months ended November 30, 2001, selling, general and administrative (“SG&A”) expenses decreased $15.7 million, or approximately 15%, from the same period last year. SG&A expenses directly associated with business segments decreased approximately $11.9 million, primarily related to formation of our Land O’Lakes Farmland Feed and ADM/Farmland joint ventures as well as decisions by the Board of Directors to close certain facilities and exit non-strategic businesses during last fiscal year. We reduced SG&A expenses not identified to business segments by $3.8 million, primarily as a result of reduced outside services and personnel costs.

Other Income

For the three months ended November 30, 2001, other income increased $16.1 million from the same period last year. The increase is primarily related to the $18.0 million gain recognized on the sale of our equity interest in Country Energy to Cenex Harvest States, partly offset by a reduction of $1.4 million in the amount of income recognized from derivative instruments.

Interest Expense

Interest expense for the three months decreased $9.6 million compared with the same period last year due primarily to a decrease in outstanding borrowings and a decrease in our average borrowing rate.

Recent Accounting Pronouncements

SFAS No. 141 “Business Combinations” is effective for business combinations with non-cooperative enterprises initiated after June 30, 2001. A business combination occurs when an enterprise acquires net assets that constitute a business or equity interests of one or more other enterprises and obtains control over that enterprise or enterprises. For purposes of the final Statement, the formation of a joint venture is not a business combination. Business combinations involving a non-cooperative enterprise which are initiated after June 30, 2001 must use the purchase method of accounting, and the pooling of interest method of accounting is prohibited. Business combinations involving cooperative enterprises are excluded from the scope of SFAS No. 141 pending issuance of interpretative guidance from the FASB. We do not anticipate that adoption of this statement will have a material effect on Farmland’s financial position or our results of operations.

SFAS No. 142 “Goodwill and Other Intangible Assets” was issued during June 2001 by the FASB. On adoption of this standard, goodwill and other intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142, will be effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003). For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB. For the three month period ended November 30, 2001 Farmland recognized goodwill amortization of $0.3 million arising from business combinations with non-cooperatives and $0.6 million from business combinations with cooperatives. Management is currently reviewing what, if any, other impact that the provisions of this statement will have on our financial statements and results of operations.

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

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss would be recognized on settlement.

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

This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

This statement is effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003). Management is currently reviewing the impact that the provisions of this statement will have on our financial statements and results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Farmland’s market exposure to derivative transactions, entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk, has not materially changed since August 31, 2001. Quantitative and qualitative disclosures about market risk are contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2001.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities
Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Form to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland. The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted and proposed regulations related to low sulfur gasoline and diesel fuel, our ability to qualify for a delay in implementation of enacted and proposed low sulfur rules, the status of nitrogen plants which have been temporarily closed, and our ability to obtain a new, long-term credit facility. Discussion containing such forward-looking statements is found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland:
  Weather patterns (flood, drought, frost, etc.) or crop failure.
  Federal or state regulations regarding agricultural programs and production efficiencies.
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
  Technological changes that are more difficult or expensive to implement than anticipated.
  Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments and environmental remediation costs in excess of amounts accrued.
  Material adverse changes in financial, banking or capital markets.
  Federal or state regulations regarding environmental matters.
  Terrorist attacks which have disrupted the financial and credit markets and have negatively impacted the United States economy and other economies.
  The factors identified in “Business and Properties - Business - Business Risk Factors” included in our Annual Report on Form 10-K for the year ended August 31, 2001.
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The exhibit listed below is filed as part of Form 10-Q for quarter ended November 30, 2001.

Exhibit No.     Description of Exhibit
10(ii)              Agreement of Purchase and Sale of Assets By and Between Cenex Harvest States Cooperatives and Farmland                        Industries, Inc., dated November 16, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended November 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        FARMLAND INDUSTRIES, INC.
                                                              (Registrant)

                                By:                        /s/  JOHN BERARDI
                                                             John Berardi
                                                       Executive Vice President
                                                      and Chief Financial Officer
Date: January 14, 2002

EXHIBIT INDEX

Exhibit No.     Description of Exhibit
10(ii)              Agreement of Purchase and Sale of Assets By and Between Cenex Harvest States Cooperatives and Farmland                        Industries, Inc., dated November 16, 2001.