Form 10-Q
period 2002-02-28
FARMLAND INDUSTRIES INC
filed 2002-04-15
CIK 34616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

or

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
                                (Address of principal executive offices                                           (Zip Code)

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

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (UNAUDITED)
                                                                ASSETS

                                                                      August 31           February 28
                                                                        2001                  2002
                                                                 ----------------     --------------------
                                                                          (Amounts in Thousands)
Accounts receivable - trade.................................. $         550,291       $      484,954
Inventories (Note 2).........................................           588,807              459,247
Other current assets.........................................           213,746              176,805
                                                              -------------------     ---------------------

        Total Current Assets................................. $       1,352,844       $    1,121,006
                                                              -------------------     ---------------------

Investments and Long-Term Receivables (Note 3)............... $         373,119       $      357,912
                                                              -------------------     ---------------------

Property, Plant and Equipment:
  Property, plant and equipment, at cost..................... $       1,708,382       $    1,959,995
     Less accumulated depreciation and
     amortization............................................           952,753              966,569
                                                                -----------------       -------------------

  Net Property, Plant and Equipment.......................... $         755,629       $      993,426
                                                              -------------------     ---------------------

Other Assets                                                  $         245,952       $      224,569
                                                              -------------------     ---------------------

Total Assets                                                  $       2,727,544       $    2,696,913
                                                              ===================     =====================

    See accompanying Notes to Consolidated Financial Statements

                          FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                                            LIABILITIES AND EQUITIES

                                                                         August 31          February 28
                                                                            2001               2002
                                                                   --------------------- ------------------
                                                                           (Amounts in Thousands)
 Current Liabilities:
     Short-term notes payable (Note 12)............................... $        341,559       $        80,584
     Current maturities of long-term debt (Note 12)...................           48,054               108,116
     Accounts payable - trade.........................................          342,312               222,240
     Other current liabilities........................................          383,200               390,135
                                                                       ------------------     ------------------

          Total Current Liabilities................................... $      1,115,125       $       801,075
                                                                       ------------------     ------------------

 Long-Term Liabilities:
     Long-term borrowings (excluding current maturities)
          (Note 12)................................................... $        710,976       $     1,010,017
     Other long-term liabilities......................................           38,702                39,760
                                                                       ------------------     ------------------

          Total Long-Term Liabilities................................. $        749,678       $     1,049,777
                                                                       ------------------     ------------------

 Deferred Income Taxes................................................ $         70,906       $        83,925
                                                                       ------------------     ------------------

 Minority Owners' Equity in Subsidiaries.............................. $         29,311       $        34,372
                                                                       ------------------     ------------------

 Net (Loss)(Note 1)................................................... $             -0-      $       (46,496)
                                                                       ------------------     ------------------

 Capital Shares and Equities:
     Preferred shares, authorized 8,000,000 Shares, 8% Series A cumulative redeemable preferred shares, stated
      at redemption value, $50 per share.............................. $        100,000       $       100,000
     Common shares, $25 par value--Authorized
       50,000,000 shares..............................................          527,563               527,365
     Accumulated other comprehensive loss
     (net of deferred tax benefit of $3,806 at August 31, 2001
     and $1,509 at February 28, 2002) (Notes 4 and 5).................          (21,342)               (8,398)
     Earned surplus and other equities................................          156,303               155,293
                                                                       ------------------     ------------------

          Total Capital Shares and Equities........................... $        762,524       $       774,260
                                                                       ------------------     ------------------

Contingent Liabilities and Commitments (Note 6)

          Total Liabilities and Equities.............................. $      2,727,544        $    2,696,913
                                                                       ==================     ==================

    See accompanying Notes to Consolidated Financial Statements

                                       FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Six Months Ended
                                                          ------------------------------------------
                                                              February 28           February 28
                                                                  2001                  2002
                                                              ---------------      -----------------
               (Amounts in Thousands)
  Sales......................................................$      4,736,380      $      3,405,315
  Cost of sales..............................................       4,535,111             3,269,438
                                                               ---------------      -----------------

  Gross income...............................................$        201,269      $        135,877

  Selling, general and administrative expenses...............         179,526               154,103

  Restructuring and other charges (credits) (Note 7).........              -0-               (6,340)

  Other income (expense):
      Interest expense.......................................         (63,957)              (44,484)
 Interest income.............................................           4,788                 1,059
 Other, net (Notes 5 and 9)..................................          24,040                19,392
                                                               ---------------      ----------------
 Total other income (expense)................................$        (35,129)     $        (24,033)
                                                               ---------------      ----------------
 (Loss) before equity in net income of investees, minority
     owners' interest in net (income) of subsidiaries, income
     tax benefit, discontinued operations and cumulative
     effect of changes in accounting principles............. $        (13,386)      $       (35,919)

 Equity in net income of investees (Note 3) ................            1,144                 1,319

 Minority owners' interest in net (income)
     of subsidiaries.........................................          (9,090)               (9,588)
                                                               ---------------      ----------------

 (Loss) before income tax benefit, discontinued
     operations and cumulative effect of changes in
     accounting principles..................................$         (21,332)              (44,188)

 Income tax benefit..........................................           1,073                11,856
                                                               ---------------      ----------------
(Loss) from continuing operations before discontinued
     operations and cumulative effect of changes in
     accounting principles..................................$         (20,259)              (32,332)

 Discontinued operations (Note 10):
     Income (loss) from operations of discontinued
     international grain division (net of applicable
     income tax benefit of $990 at February 2001
     and income tax expense of $861 at
     February 2002)..........................................           5,852              (14,164)
                                                             =================      =================

(Loss) before cumulative effect of changes in
     accounting principles ...............................  $         (14,407)              (46,496)

 Cumulative effect of changes in accounting for
     derivative financial instruments and planned major
     maintenance costs, net of $3,333 income tax
     expense (Notes 5 and 8).................................          19,776                    -0-
                                                             =================      =================

     Net income (loss)......................................$           5,369               (46,496)
                                                             =================     =================

    See accompanying Notes to Consolidated Financial Statements

                                              FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended
                                                             -----------------------------------------
                                                                 February 28           February 28
                                                                    2001                  2002
                                                             ------------------   --------------------
               (Amounts in Thousands)

  Sales......................................................$       2,393,924     $      1,557,122
  Cost of sales..............................................        2,298,054            1,509,166
                                                             --------------------  -------------------

  Gross income...............................................$          95,870     $         47,956

  Selling, general and administrative expenses...............           84,493               74,264

  Other income (expense):
      Interest expense.......................................          (32,974)             (20,201)
      Interest income........................................            3,181                  299
      Other, net (Notes 5 and 9).............................           20,371                  633
                                                             -------------------- --------------------
 Total other income (expense)................................$          (9,422)   $         (19,269)
                                                             -------------------  --------------------

   Income (loss) before equity in net (loss) of investees,
       minority owners' interest in net (income) of
    subsidiaries,                                                         1,955   $         (45,577)
       income tax benefit and discontinued
    operations............

     Equity in net (loss) of investees (Note 3) .............            (4,149)               (638)

     Minority owners' interest in net (income)
         of subsidiaries.....................................            (2,876)             (4,851)
                                                                --------------------  -------------------

     (Loss) before income tax benefit and discontinued
         operations..........................................$           (5,070)            (51,066)

     Income tax benefit......................................               790              12,624
                                                                --------------------  -------------------

     (Loss) from continuing operations.......................$           (4,280)            (38,442)

     Discontinued operations (Note 10):
         Income (loss) from operations of discontinued
         international grain division (net of applicable
         income tax expense of $473 at February 2001
         and $861 at February 2002)..........................             2,936             (11,303)
                                                                --------------------  -------------------

     Net (loss)..............................................$           (1,344)            (49,745)
                                                                ====================  ===================

    See accompanying Notes to Consolidated Financial Statements

                                             FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                         Six Months Ended
                                                                              -----------------------------------------
                                                                                 February 28           February 28
                                                                                    2001                  2002
                                                                              ------------------   --------------------
                                                                                       (Amounts in Thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss).........................................................    $        5,369       $       (46,496)
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
          Depreciation and amortization..........................................         53,296                55,559
          Equity in net (income) of investees....................................         (1,144)               (1,319)
          Other..................................................................          8,878                (1,255)
          Changes in assets and liabilities:
           Accounts receivable...................................................         48,261                65,496
           Inventories...........................................................       (171,257)              129,560
           Other assets..........................................................        (60,809)               (2,818)
           Accounts payable......................................................         44,246              (120,072)
           Other liabilities.....................................................         63,535                 7,120
                                                                                  ------------------   --------------------
    Net cash provided by (used in) operating activities.......................... $       (9,625)      $        85,775
                                                                                  ------------------   --------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures......................................................... $      (49,767)      $      (233,262)
    Distributions from joint ventures............................................         17,241                 8,341
    Additions to investments and notes receivable................................        (11,066)               (5,690)
    Acquisition of other long-term assets........................................        (10,200)               (4,071)
    Proceeds from disposal of investments and
      collection of notes receivable.............................................         15,016                39,269
    Proceeds from sale of fixed assets...........................................          6,233                13,330
                                                                                  ------------------   --------------------
    Net cash (used in) investing activities...................................... $      (32,543)      $      (182,083)
                                                                                  ------------------   --------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends........................................................ $       (4,000)      $        (4,000)
    Proceeds from bank loans and notes payable...................................      2,865,524             1,407,190
    Payments on bank loans and notes payable.....................................     (2,769,103)           (1,276,492)
    Proceeds from issuance of subordinated debt certificates.....................         15,328                    -0-
    Payments for redemption of subordinated debt certificates....................        (26,965)              (30,684)
    Debt issuance cost...........................................................             -0-              (15,960)
    Net increase (decrease) in checks and drafts outstanding.....................        (28,790)               16,840
    Net decrease in demand loan certificates.....................................         (5,710)                 (851)
    Other increase (decrease)....................................................         (4,116)                  265
                                                                                  ------------------   --------------------
    Net cash provided by financing activities.................................... $       42,168       $        96,308
                                                                                  ------------------   --------------------

    Net decrease in cash and cash equivalents.................................... $           -0-      $            -0-
    Cash and cash equivalents at beginning of period.............................             -0-                   -0-
                                                                                  ------------------   --------------------
    Cash and cash equivalents at end of period................................... $           -0-      $            -0-
                                                                                  ==================   ====================
Non-cash transactions:

    On October 1, 2000, we contributed property, plant and equipment and investments with a carrying value of approximately $43.8 million in return for an equity interest in Land O'Lakes Farmland Feed, LLC.

    On December 31, 2000, Cooperative Refining, LLC was dissolved.  We received inventory with a value of $54.4 million in exchange for our equity interest in Cooperative Refining.

    During February 2002, approximately $55.0 million of lease payments which were prepaid during fiscal year 2001 were applied as a portion of the total $261 million consideration to purchase the Coffeyville, Kansas nitrogen facility.

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

Certain amounts pertaining to the three month and six month periods ended February 28, 2001 have been reclassified to conform with the current year presentation.

The Condensed Consolidated Statements of Operation have been restated to present our international grain trading subsidiaries, (collectively referred to as Tradigrain) as a discontinued operation. The international grain sales, cost of sales and operating expenses have been reclassified as discontinued operations for all periods presented.

Our sales, gross margins and net income or loss depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, and currency fluctuations, tariffs and other factors affecting United States imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations. Historically, changes in the costs of raw materials used in the manufacture of Farmland’s finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports. In addition, adverse weather conditions in the winter wheat areas in Oklahoma and Texas during the six months ended February 28, 2002 have adversely impacted our crop production business. Also, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business. Management cannot determine the extent to which the factors mentioned above may impact our future operations. Our financial success depends largely on factors which affect agricultural production and market conditions. These factors, many of which are outside of Farmland’s control, often change agricultural production and market conditions in an unpredictable manner. Therefore, we cannot determine the future impact on our operations from changes in these external factors. We expect demand for our products to continue to be volatile as agricultural conditions change.

In accordance with the bylaws of Farmland, we determine annually the members’ portion of income or loss before income taxes. From this amount, patronage refunds are distributed or losses are allocated to our members.

Farmland does not provide for patronage refunds in our interim financial statements as:

  we determine the amount of members’ income and the amount of members’ loss only after the end of the fiscal year;
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

Therefore, the amount of net loss for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of February 28, 2002.

(2) Inventories
Major components of inventories are as follows:
                                                   August 31               February 28

                                                      2001                    2002
                                               -------------------     --------------------
                                                         (Amounts in Thousands)

  Finished and in-process products.............. $         431,739      $           354,727
  Materials.....................................            98,167                   52,997
  Supplies......................................            58,901                   51,523
                                                 ------------------     --------------------
                                                 $         588,807      $           459,247
                                                 ==================     ====================
The above table includes inventories from discontinued operations with a value of $49.5 million at August 31, 2001 and $20.9 million at February 28, 2002. We anticipate that most of these inventories will be sold prior to our fiscal year-end as part of our disposal plan.

At February 28, 2002, the carrying value of crude oil and refined petroleum inventories, stated at LIFO cost, was $81.5 million, which exceeded the market value of such inventory by approximately $13.0 million. Management reasonably expects that the market value decline will be recovered during the remainder of fiscal year 2002 and, accordingly, this market value decline has not been recognized in our interim results of operations. However, given the volatility of the crude oil and refined fuels markets, no assurance can be provided that the market value of petroleum inventories will exceed their carrying value at our year-end.

During December 2001, we liquidated our purchased gasoline and purchased distillate LIFO pools. The effect of this layer liquidation was to increase cost of goods sold and decrease income before income taxes by approximately $8.7 million. Of this amount, $6.7 million had previously been recognized during the three months ended November 30, 2001 as a lower of cost or market charge. The remaining $2.0 million was recognized during the three months ended February 28, 2002.

(3) Summarized Financial Information of Investees Accounted for by the Equity Method
Summarized financial information of investees accounted for by the equity method is as follows:

                                                 Six Months Ended                       Three Months Ended
                                        ------------------------------------   --------------------------------------
                                          February 28         February 28         February 28         February 28
                                              2001               2002                 2001                2002
                                        -----------------   ----------------    -----------------   -----------------
                                                                   (Amounts in Thousands)
Net sales...............................  $  3,166,910      $    3,766,750     $    1,472,653       $    1,797,528
                                        =================  =================   =================    =================
Net income (loss).......................  $    (30,188)     $       (8,771)    $      (29,672)      $       (5,817)
                                        =================  =================   =================    =================
Farmland's equity in net income (loss)..  $      1,144      $        1,319     $       (4,149)      $         (638)
                                        =================  =================   =================    =================
Our investments accounted for by the equity method consist principally of :
  50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem Limited;
  an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture; beginning May 4, 2001, a 50% contractual share of the earnings or losses of ADM/Farmland , a grain storage and marketing company;
  from September 1, 1999 through December 31, 2000, an equity interest in Cooperative Refining, LLC, which operated two refineries; and
  beginning October 1, 2000, an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products.
At February 28, 2002, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $50.1 million.

(4) Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) during the six months ended February 28, 2001 were as follows:
                                                         Cash Flow             Foreign Currency              Total
                                                           Hedges                Translation                  AOCI
                                                       ---------------      -----------------------     ----------------
                                                                            (Amounts in Thousands)

Balance at August 31, 2000......................       $         -0-        $              111         $            111
Foreign currency translation adjustment.........                 -0-                       (20)                     (20)
Transition adjustment, net of tax...............             25,653                         -0-                  25,653
Net gain on cash flow hedges, net of tax........             35,242                         -0-                  35,242
Less reclassification adjustments, net of tax...            (30,197)                        -0-                 (30,197)
                                                       ---------------      -----------------------    -----------------
Balance at February 28, 2001....................       $     30,698         $               91         $         30,789
                                                       ===============      =======================    =================

Changes in accumulated other comprehensive income (AOCI) during the six months ended February 28, 2002 were as follows:

                                                         Cash Flow             Foreign Currency              Total
                                                           Hedges                Translation                 AOCI
                                                       ---------------      -----------------------     ----------------
                                                                            (Amounts in Thousands)

Balance at August 31, 2001......................       $      (21,436)      $               94         $        (21,342)
Foreign currency translation adjustment.........                   -0-                      10                       10
Net (loss) on cash flow hedges, net of tax......                 (898)                      -0-                    (898)
Less reclassification adjustments, net of tax...               13,832                       -0-                  13,832
                                                       ---------------      -----------------------    -----------------
Balance at February 28, 2002....................       $       (8,502)      $              104         $         (8,398)
                                                       ===============      =======================    =================

Comprehensive income for the six and three months ended February 28, 2001 and 2002 as follows:

                                                                                   Six Months Ended
                                                                     --------------------------------------------------
                                                                     February 28, 2001          February 28, 2002
                                                                   -----------------------    -----------------------
                                                                                (Amounts in Thousands)

Net income (loss)................................................    $           5,369        $            (46,496)
                                                                   -----------------------    -----------------------
Net gains (losses) arising during the period
    Cash flow hedges:
         Net derivative transition gain..........................    $          30,208        $                 -0-
         Net derivative gains (losses) during period.............               41,500                      (1,058)
         Reclassification adjustment.............................              (35,560)                     16,289
    Foreign currency translation adjustment......................                  (20)                         10
                                                                   -----------------------    -----------------------
Other comprehensive income before tax............................    $          36,128        $             15,241
Income tax (expense) related to items of
    other comprehensive income...................................    $          (5,450)       $             (2,297)
                                                                   -----------------------    -----------------------
Other comprehensive income.......................................    $          30,678        $             12,944
                                                                   -----------------------    -----------------------
Comprehensive income (loss)......................................    $          36,047        $            (33,552)
                                                                   =======================    =======================

                                                                                  Three Months Ended
                                                                  ---------------------------------------------------
                                                                        February 28, 2001          February 28, 2002
                                                                  ------------------------    -----------------------
                                                                                (Amounts in Thousands)

Net loss........................................................     $          (1,344)       $             (49,745)
                                                                  ------------------------    -----------------------
Net gains (losses) arising during the period
    Cash flow hedges:
         Net derivative gains (losses) during period............                18,498                         (819)
         Reclassification adjustment............................               (33,908)                       5,504
    Foreign currency translation adjustment.....................                    (9)                           4
                                                                  ------------------------    -----------------------
Other comprehensive income (loss) before tax....................     $         (15,419)       $               4,689
Income tax (expense) benefit related to items of
    other comprehensive income..................................                 2,311                         (707)
                                                                   ------------------------    -----------------------
Other comprehensive income (loss)...............................               (13,108)                       3,982
                                                                  ------------------------    -----------------------
Comprehensive loss..............................................     $         (14,452)       $             (45,763)
                                                                  ========================    =======================
(5) Derivative Financial Instruments

Farmland is exposed to market risk, such as changes in commodity prices, currency exchange rates and interest rates. In Farmland’s various production processes we are subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors. To manage volatility associated with these exposures, Farmland may enter into various derivative transactions pursuant to our established policies. Generally, Farmland hedges a portion of its anticipated consumption of commodity inputs for periods up to 12 months. We may enter into longer term contracts if deemed appropriate.

Effective September 1, 2000, we adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge. As a result, certain of our segments hold derivative instruments, such as exchange traded grain, crude oil and live hog futures, certain natural gas contracts and foreign currency forward positions that we believe provide an economic hedge of future transactions, but have not been designated as a hedge. Gains or losses related to the change in fair value of these derivative instruments are recognized as a component of other income during that period. The cumulative effect of this change in accounting principle at September 1, 2000 was to increase income by $13.5 million (net of income tax expense of $2.2 million). All derivative instruments are recorded in our balance sheet at fair value. At February 28, 2002 we recorded receivables of $2.8 million and $6.8 million in other current assets and other long-term assets, respectively, related to unrealized gains on derivative instruments and we recorded payables of $6.6 million in other current liabilities related to unrealized losses on derivative instruments.

Farmland also uses derivative commodity instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture. These instruments have been designated as cash flow hedges for accounting purposes with gains and losses deferred in accumulated other comprehensive income (AOCI), to the extent the hedge is effective. These amounts are recognized within cost of goods sold in the period during which the hedged transaction affects earnings. Any hedge gain or loss resulting from ineffectiveness are immediately recognized to earnings as a component of other income.

Our objective is to use derivative commodity instruments to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products. To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk. These instruments may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. The amount of hedge ineffectiveness, which is recognized as a component of other income, was immaterial for the three and six months ended February 28, 2002 and February 28, 2001.

As of February 28, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately two years. Gains and losses recorded in AOCI are reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold. As a result, we anticipate that an approximate loss of $9.2 million deferred in AOCI as of February 28, 2002 will be reclassified into earnings (loss) within the next twelve months. Gains and losses in AOCI may fluctuate until the related contract is closed. During the three and six month periods ended February 28, 2001, approximately $14.4 million and $18.7 million, respectively, was reclassified into earnings as other income as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur.

In order to reduce exposures related to changes in interest rates, Farmland may use derivative instruments, including interest rate swaps. As of February 28, 2002, Farmland had an interest rate swap agreement outstanding with a notional amount of $25 million expiring on September 14, 2003, effectively converting a portion of the Farmland’s variable rate debt to a fixed rate debt. The interest rate swap is accounted for at fair value with gains or losses recorded as interest expense.

(6) Contingencies

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

Farmland has been designated by the Environmental Protection Agency as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), at various National Priority List (“NPL”) sites. In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made. Our accrued liability for probable and reasonable estimable obligations for resolution of environmental matters at NPL and other sites was $16.4 million and $17.2 million at February 28, 2002 and August 31, 2001, respectively. We periodically review and, as appropriate, revise our environmental accruals. Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown. It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and which can be reasonably estimated at February 28, 2002. In the opinion of management, it is reasonably possible for such costs to approximate an additional $13.3 million.

Under the Resource Conservation Recovery Act of 1976 (‘‘RCRA”), Farmland has three closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for four landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $5.4 million at February 28, 2002 (and are in addition to the $16.4 million accrual and the $13.3 million discussed in the prior paragraphs). These liabilities are accrued when plans for termination of plant operations are made. Operations are being conducted at these locations, and we do not plan to terminate these operations in the foreseeable future. Therefore, these environmental exit costs have not been accrued.

The Environmental Protection Agency has issued new rules limiting sulfur in gasoline to 30 parts per million and has published a proposed rule limiting sulfur in diesel fuel to 15 parts per million. The rules affecting gasoline were effective December 1, 1999 with a January 1, 2004 compliance date. The proposed rules for diesel fuel have a June 1, 2006 compliance date. Based on information currently available, we anticipate that expenditures of approximately $90 million will be required to achieve compliance with these new and pending rules. Farmland has applied for, but has not received, regulatory extension of the deadlines until 2008.

Farmland is involved in various lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our unaudited Condensed Consolidated Financial Statements.

(7) Restructuring and Other Charges

In the third quarter of fiscal year 2001, Farmland recognized a reserve as a result of restructuring activities. As of August 31, 2001, the balance in the restructuring reserve was $7.9 million. During the three months ended February 28, 2002, no adjustments were made to the reserve. During the six months ended February 28, 2002, adjustments to the reserve reduced the balance by $2.8 million. The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant located in Russell, Kansas. This sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining idle plant and property. Deductions to the reserve, in the amounts of $0.9 million for the three months ended February 28, 2002 and $1.3 million for the six months ended February 28, 2002, represent severance payments and ongoing maintenance costs associated with closed facilities. As of February 28, 2002, the balance in the restructuring reserve was $3.8 million.

As part of the restructuring costs incurred in fiscal year 2001, we recorded an asset impairment related to the closure of our wheat gluten plant to its estimated net realizable value. During October 2001, the assets of the plant were sold and a gain on the sale of assets was recorded in the amount of $3.5 million, representing the excess of the net proceeds over the plant’s estimated net realizable value.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to February 28, 2002:

                                 Aug 31, 2001                                                            Feb 28, 2002
       Type of Cost                 Balance         Additions       Adjustments        Deductions           Balance
----------------------------    ----------------    -----------    ---------------    --------------    ----------------
                                                                (Amounts in Thousands)

Employee separations            $      1,602        $      16      $       (228)      $    (1,057)      $         333
Facility closings                      3,830               -0-           (2,598)             (286)                946
Other                                  2,500               -0-               -0-               -0-              2,500
                                ----------------    -----------    ---------------    --------------    ----------------
Total                           $      7,932        $      16      $     (2,826)      $    (1,343)      $       3,779
                                ================    ===========    ===============    ==============    ================
(8) Planned Major Maintenance Costs

Effective September 1, 2000, Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its manufacturing and processing facilities from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because, prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to perform such services. The effect of this change at September 1, 2000 was a $6.3 million benefit (net of income taxes of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying unaudited Condensed Consolidated Statements of Operations for the six months ended February 28, 2001.

(9) Other Income

Other income for the six months ended February 28, 2002 included a gain of $18.0 million recognized on the sale of our equity interest in Country Energy to Cenex Harvest States. Other income for the six months ended February 28, 2001 included net gains of $17.2 million related to derivative financial instruments held by certain of our segments that we believe provide an economic hedge of future transactions, but were not designated as a hedge under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Additionally, we recognized a $4.4 million gain on the sale of our 50% ownership interest in One System Group in 2001.

(10) Discontinued Operations

During February 2002, a decision was made to liquidate our international grain trading subsidiaries (collectively referred to as Tradigrain) within one year. Tradigrain was acquired in 1993 and provides international grain marketing and brokerage services to our customers. The formation of ADM/Farmland, our domestic grain joint venture, the changing environment which limited the availability of bank credit for trading businesses, and our continuing focus on core businesses were the primary reasons for exiting this business.

The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables, and the settlement of trade and financing liabilities. We estimate that no gain or loss will result from the liquidation. The disposal of Tradigrain operations represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, the accompanying consolidated statements of operations have been restated to reflect Tradigrain as discontinued operations for all periods presented. For business segment reporting purposes, Tradigrain business results are reported as discontinued operations within the “World Grain” segment.

Net sales and income from discontinued operations are as follows:
                                                   Six Months Ended                          Three Months Ended
                                       ------------------------------------------    -----------------------------------

                                             February 28,         February 28,        February 28,        February 28,
                                                 2001                 2002                2001                2002
                                           -----------------    -----------------    ---------------     ---------------
                                                                    (Amounts in Thousands)

Net sales                                  $    1,299,463       $     767,718        $    640,733        $     404,290
                                           =================    =================    ===============     ===============

Pretax income (loss) from                  $        4,862       $     (13,303)
discontinued operations                                                              $      3,409        $     (10,442)
Income tax benefit (expense)                          990                (861)               (473)                (861)
                                           -----------------    -----------------    ---------------     ---------------

Net income (loss) from                     $        5,852       $     (14,164)
    discontinued operations                                                          $      2,936        $     (11,303)
                                           =================    =================    ===============     ===============

Cash flows related to discontinued operations are as follows:

                                                                Six Months Ended
                                              -----------------------------------------------------
                                                February 28, 2001            February 28, 2002
                                              -----------------------     -------------------------
                                                             (Amounts in Thousands)

Net cash provided by
  operating activities                        $             37,017        $              70,852
Net cash provided by (used in)
  investing activities                                        (718)                         341
Net cash used in financing
  activities                                               (27,193)                     (61,451)
                                              -----------------------     -------------------------
Net increase in cash and cash                 $              9,106        $               9,741
   equivalents
Cash and cash equivalents at
  beginning of period                                       17,352                        8,708
                                              -----------------------     -------------------------

Cash and cash equivalents at
  end of period                               $             26,458        $              18,449
                                              =======================     =========================

Assets and liabilities of discontinued operations are as follows:

                                                 August 31, 2001            February 28, 2002
                                              -----------------------    -------------------------
                                                            (Amounts in Thousands)

Current assets                                $            307,370       $             249,335
Noncurrent assets                                           32,728                      27,072

Current liabilities                                       (280,380)                   (239,397)
Noncurrent liabilities                                      (9,980)                     (1,423)
                                              -----------------------    -------------------------
Net assets of the discontinued
    operations                                $             49,738       $              35,587
                                              =======================    =========================
(11) Industry Segment Information

Effective September 1, 2001, Truck Operations and Transportation and Warehousing Services are presented in the operating results of the segment they primarily serve rather than as a component of Other Operating Units and Unallocated Corporate Expenses. Segment results for the three months and six months ended February 28, 2001 were reclassified to conform to our current operational structure.

Unallocated includes income and expense items which are not directly attributed to or allocated to any operating segment. Examples of such items include certain interest, legal, human resources and finance expenses.

Six months ended
February 28, 2001 (Page 1 of 3)
(Amounts in Thousands)
                                                             CONSOLIDATED SEGMENTS
                                   --------------------------------------------------------------------------
                                                                             Unallocated
                                                     Combined
                                                     Segments             Corporate Expenses           Consolidated
                                               ------------------      ----------------------     ---------------------
           Sales & transfers                   $       6,436,769         $               -0-      $        6,436,769
           Transfers between segments                 (1,700,389)                        -0-              (1,700,389)
                                               ------------------      ----------------------     ---------------------
           Net sales                           $       4,736,380         $               -0-      $        4,736,380
                                               ==================      ======================     =====================

           Income (loss), excluding
           discontinued operations             $          19,707         $          (20,190)      $             (483)
                                               ------------------      ----------------------     ---------------------

           Income (loss) from
              discontinued operations                      5,852         $               -0-      $            5,852
                                               ------------------      ----------------------     ---------------------

           Net income (loss)                   $          25,559         $          (20,190)      $            5,369
                                               ==================      ======================     =====================

           Total assets                        $       3,173,995         $          305,544       $        3,479,539
                                               ==================      ======================     =====================

Six months ended
February 28, 2002 (Page 1 of 3)
(Amounts in Thousands)
                                                            CONSOLIDATED SEGMENTS
                                   ------------------------------------------------------------------------
                                                                           Unallocated
                                                    Combined                Corporate
                                                    Segments                 Expenses                  Consolidated
                                               ----------------       --------------------       ---------------------
           Sales & transfers                   $   4,867,280          $               -0-        $       4,867,280
           Transfers between segments             (1,461,965)                         -0-               (1,461,965)
                                               ----------------       --------------------       ---------------------
           Net sales                           $   3,405,315          $               -0-        $       3,405,315
                                               ================       ====================       =====================

            Income (loss), excluding
            discontinued operations            $     (16,703)         $          (15,629)        $         (32,332)

            Income (loss) from
               discontinued operations               (14,164)                         -0-                  (14,164)
                                               ---------------       --------------------       ---------------------

           Net income (loss)                   $     (30,867)         $          (15,629)        $         (46,496)
                                               ================       ====================       =====================

           Total assets                        $   2,362,236          $          334,677         $       2,696,913
                                               ================       ====================       =====================

Six months ended
February 28, 2001 (Page 2 of 3)
(Amounts in Thousands)
                                                                        INPUT AND OTHER SEGMENTS
                                    --------------------------------------------------------------------------------------------------
                                                                                                                   Other             Total Input
                                                        Crop                                                     Operating            and Other
                                                     Production           Petroleum              Feed              Units               Segments
                                                  ---------------     ----------------      -------------    ----------------      ----------------
              Sales & transfers                   $     352,681       $       863,746       $     50,262      $     1,066,969      $     2,333,658
              Transfers between segments                (13,393)              (10,458)            (5,191)          (1,010,871)          (1,039,913)
                                                  ---------------     ----------------      -------------     ---------------      ----------------
              Net sales                           $     339,288       $       853,288       $     45,071      $        56,098      $     1,293,745
                                                  ===============     ================      =============    ================      ================

              Income (loss), excluding
              discontinued operations             $      (2,065)      $        15,133       $     (2,406)     $        (3,833)     $         6,829

              Income (loss) from
                 discontinued operations                     -0-                   -0-               -0-                  -0-                  -0-
                                                  ---------------     ----------------      -------------     ----------------     ----------------

              Net income (loss)                   $      (2,065)      $         15,133      $     (2,406)     $        (3,833)     $         6,829
                                                  ===============     ================      =============     ================     ================

              Total assets                        $     833,100       $       431,195       $     54,785      $        69,689      $     1,388,769
                                                  ===============     ================      =============     ================     ================

Six months ended
February 28, 2002  (Page 2 of 3)
(Amounts in Thousands)

                                                INPUT AND OTHER SEGMENTS
                                                                                                    Other               Total
                                          Crop                                                    Operating           Input and
                                       Production           Petroleum           Feed                Units               Other
                                                                                                                      Segments
                                   ------------------  -----------------   ----------------   ---------------    ----------------
 Sales & transfers                 $        292,871    $       588,797     $          -0-     $    1,005,860     $     1,887,528
 Transfers between segments                  (5,090)            (6,360)               -0-           (974,260)           (985,710)
                                   ------------------  -----------------   ----------------   ---------------    ----------------
 Net sales                         $        287,781    $       582,437     $          -0-     $       31,600     $       901,818
                                   ==================  =================   ================   ===============    ================
 Income (loss), excluding
 discontinued operations           $        (78,002)   $        18,706     $        2,661     $        6,868     $       (49,767)

  Income (loss) from
    discontinued operations                    -0-                 -0-               -0-                  -0-                -0-
                                   ------------------  -----------------   ----------------   ---------------    ----------------
  Net income (loss)                $        (78,002)   $        18,706     $        2,661     $        6,868     $       (49,767)
                                   ==================  =================   ================   ===============    ================
  Total assets                     $        840,933    $       277,581     $       58,137     $       35,071     $     1,211,722
                                   ==================  =================   ================   ===============    ================

Six months ended
February 28, 2001 (Page 3 of 3)
(Amounts in Thousands)
                                                         OUTPUT SEGMENTS
                                    -----------------------------------------------------------
                                                                                  Total
                                     Refrigerated          World                  Output
                                        Foods              Grain                 Segments
                                    ---------------    ---------------      -------------------
   Sales & transfers                $    2,828,453      $   1,274,658        $     4,103,111
   Transfers between segments             (442,192)         (218,284)               (660,476)
                                    ---------------    ---------------      -------------------
   Net sales                        $    2,386,261      $   1,056,374        $     3,442,635
                                    ===============    ===============      ===================

   Income (loss), excluding
   discontinued operations          $       14,469      $      (1,591)       $        12,878

   Income (loss) from
      discontinued operations                   -0-             5,852                  5,852
                                    ---------------    ---------------      -------------------

   Net income (loss)                $       14,469      $       4,261        $        18,730
                                    ===============    ===============      ===================

   Total assets                     $      814,952      $     970,274        $     1,785,226
                                    ===============    ===============      ===================

Six months ended
  February 28, 2002  (Page 3 of 3)
  (Amounts in Thousands)
                                                       OUTPUT SEGMENTS
                                    -------------------------------------------------------
                                                                                Total
                                     Refrigerated            World             Output
                                        Foods                Grain            Segments
                                    ---------------     ----------------   ----------------
Sales & transfers                   $   2,977,122        $       2,630      $   2,979,752
Transfers between segments               (476,255)                  -0-          (476,255)
                                    ---------------     ----------------   ----------------
Net sales                           $   2,500,867        $       2,630      $   2,503,497
                                    ===============     ================   ================

Income (loss), excluding
discontinued operations             $      33,582        $        (518)     $      33,064

Income (loss) from
   discontinued operations                     -0-             (14,164)           (14,164)
                                    ---------------     ----------------   ----------------

Net income (loss)                   $      33,582        $     (14,682)     $      18,900
                                    ===============     ================   ================

Total assets                        $     825,164        $     325,350      $   1,150,514
                                    ===============     ================   ================

Three  months ended
February 28, 2001 (Page 1 of 3)
(Amounts in Thousands)
                                                               CONSOLIDATED SEGMENTS
                                    ---------------------------------------------------------------------------
                                                                  Unallocated
                                          Combined             Corporate Expenses
                                          Segments                                           Consolidated
                                    ------------------      ----------------------     -----------------------
Sales & transfers                   $       3,283,432        $                -0-       $          3,283,432
Transfers between segments                   (889,508)                        -0-                   (889,508)
                                    ------------------      ----------------------     -----------------------
Net sales                           $       2,393,924        $                -0-       $          2,393,924
                                    ==================      ======================     =======================
Income (loss), excluding
discontinued operations             $          (2,244)       $             (2,036)      $             (4,280)

Income (loss) from
   discontinued operations                      2,936                          -0-                     2,936
                                    ------------------      ----------------------     -----------------------
Net income (loss)                   $             692        $             (2,036)      $             (1,344)
                                    ==================      ======================     =======================

Total assets                        $       3,173,995        $            305,544       $          3,479,539
                                    ==================      ======================     =======================

Three months ended
February 28, 2002  (Page 1 of 3)
(Amounts in Thousands)
                                                               CONSOLIDATED SEGMENTS
                                    -------------------------------------------------------------------------
                                                                Unallocated
                                         Combined                Corporate
                                         Segments                 Expenses                  Consolidated
                                    ----------------       --------------------       ---------------------
Sales & transfers                   $      2,247,058       $                -0-        $         2,247,058
Transfers between segments                  (689,936)                       -0-                   (689,936)
                                    ----------------       --------------------       ---------------------
Net sales                           $      1,557,122       $                -0-        $         1,557,122
                                    ================       ====================       =====================
Income (loss), excluding
discontinued operations             $        (37,755)      $              (687)        $           (38,442)

Income (loss) from
   discontinued operations                  (11,303)                        -0-                    (11,303)
                                    ----------------       --------------------       ---------------------

Net income (loss)                   $       (49,058)       $              (687)        $           (49,745)
                                    ================       ====================       =====================
Total assets                        $     2,362,236        $           334,677         $         2,696,913
                                    ================       ====================       =====================

Three months ended
February 28, 2001 (Page 2 of 3)
(Amounts in Thousands)
                                                                        INPUT AND OTHER SEGMENTS
                                    ------------------------------------------------------------------------------------------------
                                                                                                       Other            Total Input
                                            Crop                                                     Operating           and Other
                                         Production           Petroleum             Feed               Units             Segments
                                    ----------------     ------------------    -------------    ----------------    -----------------
 Sales & transfers                   $     187,527       $        441,622      $        -0-     $      570,780      $    1,199,929
 Transfers between segments                 (5,415)                (5,390)              -0-           (546,120)           (556,925)
                                    ----------------     ------------------    -------------    ----------------    -----------------
 Net sales                           $     182,112       $        436,232      $        -0-     $       24,660      $      643,004
                                    ================     ==================    =============    ================    =================
 Income (loss), excluding
 discontinued operations             $      (3,158)      $         11,482      $    (3,850)     $       (2,262)     $        2,212

 Income (loss) from
    discontinued operations                     -0-                   -0-               -0-                 -0-                 -0-
                                     ---------------     -----------------     -------------    ----------------    -----------------
 Net income (loss)                   $      (3,158)      $         11,482      $    (3,850)     $       (2,262)     $        2,212
                                     ===============     =================     =============    ================    =================
 Total assets                        $     833,100       $        431,195      $     54,785     $       69,689      $    1,388,769
                                     ===============     =================     =============    ================    =================

Three months ended
February 28, 2002  (Page 2 of 3)
(Amounts in Thousands)
                                                                        INPUT AND OTHER SEGMENTS
                                    ----------------------------------------------------------------------------------------------
                                                                                                  Other                Total
                                         Crop                                                   Operating            Input and
                                      Production           Petroleum            Feed              Units                Other
                                                                                                                     Segments
                                    --------------       ---------------     -------------     ---------------     ---------------
Sales & transfers                   $      123,248       $      201,206      $        -0-      $      473,911      $      798,365
Transfers between segments                  (2,268)              (1,109)              -0-            (461,558)           (464,935)
                                    ---------------         ------------     -------------       -------------     ---------------
Net sales                           $      120,980       $      200,097      $        -0-      $       12,353      $      333,430
                                    ===============      ===============     =============     ===============     ===============

Income (loss), excluding
discontinued operations             $      (35,941)      $      (16,531)     $      2,047      $         (359)     $      (50,784)

Income (loss) from
   discontinued operations                     -0-                 -0-                -0-                  -0-                 -0-
                                    ---------------      ---------------     -------------    ----------------     ---------------

Net income (loss)                   $      (35,941)      $      (16,531)     $      2,047      $         (359)     $      (50,784)
                                    ===============      ===============    ==============     ===============     ===============

Total assets                        $      840,933       $      277,581      $     58,137      $       35,071      $    1,211,722
                                    ===============      ===============     =============     ===============     ===============

Three months ended
February 28, 2001(Page 3 of 3)
(Amounts in Thousands)
                                                          OUTPUT SEGMENTS
                                    ------------------------------------------------------------
                                                                                   Total
                                     Refrigerated          World                  Output
                                        Foods              Grain                 Segments
                                    ---------------    ---------------      --------------------
   Sales & transfers                $   1,432,603       $    650,900         $      2,083,503
   Transfers between segments            (214,589)          (117,994)                (332,583)
                                    ---------------    ---------------      --------------------
   Net sales                        $   1,218,014       $    532,906         $      1,750,920
                                    ===============    ===============      ====================

   Income (loss), excluding
   discontinued operations          $        (745)      $      (3,711)       $         (4,456)

   Income (loss) from
      discontinued operations                 -0-               2,936                   2,936
                                    ---------------    ---------------      --------------------

   Net income (loss)                $        (745)      $        (775)       $         (1,520)
                                    ===============    ===============      ====================

   Total assets                     $     814,952       $     970,274        $      1,785,226
                                    ===============    ===============      ====================

Three months ended
  February 28, 2002  (Page 3 of 3)
  (Amounts in Thousands)
                                                       OUTPUT SEGMENTS
                                  ----------------------------------------------------------
                                                                               Total
                                  Refrigerated          World                  Output
                                      Foods             Grain                 Segments
                                  --------------    ---------------      -------------------
Sales & transfers                 $   1,448,648      $          45       $   1,448,693
Transfers between segments             (225,001)                -0-           (225,001)
                                  --------------    ---------------      -------------------
Net sales                         $   1,223,647      $          45       $   1,223,692
                                  ==============    ===============      ===================

Income (loss), excluding
discontinued operations           $      12,078      $         951       $      13,029

Income (loss) from
   discontinued operations                   -0-           (11,303)            (11,303)
                                  --------------    ---------------      -------------------

Net income (loss)                 $      12,078      $     (10,352)      $       1,726
                                  ==============    ===============      ===================

Total assets                      $     825,164      $     325,350       $   1,150,514
                                  ==============    ===============      ===================
(12) Credit Facility

Effective February 8, 2002, Farmland and a syndicate of banks, including Bankers Trust Company, Rabobank, and CoBank, entered into a new credit facility (the “Credit Facility”). At inception, this Credit Facility consisted of a $350 million revolving loan and a $150 million term loan. We currently pay a commitment fee equal to 100 basis points on the unused portion of the revolving loan portion of the Credit Facility. Concurrent with the execution of this agreement, Farmland utilized approximately $190 million of this Credit Facility to purchase the nitrogen facility at Coffeyville, Kansas that we had previously leased.

Interest on the Credit Facility is variable and is based on a spread over the Eurodollar rate and/or the base rate, as each such rate is described in the Credit Agreement.

The $350 million revolving loan is collateralized by a first priority security interest in a substantial portion of our accounts receivable and inventories, a second priority security interest in a substantial portion of our property, plant and equipment, and a first priority security interest in a substantial portion of our intangible assets that is shared, on an equal priority basis, with the $150 million term loan described in the next paragraph. Availability under the revolving loan is reduced to $300 million effective February 28, 2005 and is further reduced to $250 million effective February 28, 2006. Also, depending on our level of accounts receivable and inventory, we may be unable to borrow the entire amount available. The revolving portion of the Credit Facility expires February 28, 2007.

The $150 million term loan is collateralized by a first priority security interest in a substantial portion of our property, plant and equipment, a second priority security interest in a substantial portion of our accounts receivable and inventories, and a first priority security interest in a substantial portion of our intangible assets that is shared, on an equal priority basis, with the $350 million revolving loan described in the preceding paragraph. Beginning with Farmland’s quarter-ended May 31, 2002, Farmland must make scheduled term loan principal payments of $10 million per quarter, with such amount increasing to $15 million per quarter beginning with the quarter ending May 31, 2003. A final term loan payment, representing the balance of the term loan ($65 million), is due and payable as of February 29, 2004.

At February 28, 2002, Farmland had $400.1 million of borrowings outstanding under the Credit Facility, of which $40.0 million is classified as short term. Additionally, $33.4 million of the Credit Facility was utilized to support letters of credit. As calculated at February 28, 2002, availability under the Credit Facility was approximately $27.2 million.

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

Critical Accounting Policies

The unaudited condensed consolidated financial statements of Farmland are prepared in conformity with accounting principles generally accepted in the United States for interim reporting purposes. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Farmland believes that of its significant accounting policies the following may involve a higher degree of judgments, estimates, and complexity:

  estimating the allowance for doubtful accounts;
  estimating an accrued environmental liability;
  accounting for income taxes;
  valuation of long-lived and intangible assets, including goodwill;
  valuation of derivative financial and commodity instruments;
  accounting for discontinued operations;
  inventory valuation; and
  pension cost and prepaid pension cost

Allowance for doubtful accounts. Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, including conditions in the industries in which our customers operate, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $485.0 million, net of allowance for doubtful accounts of $15.8 million, as of February 28, 2002.

Accrued environmental liability. We accrue a liability related to pending environmental investigation, remediation and monitoring costs which are probable and which can be reasonably estimated. As of February 28, 2002, we had recorded a liability of $16.4 million related to our estimate of environmental matters. This accrual may increase or decrease materially and may materially impact our results of operation and financial position as:

  additional information becomes known;
  technology available for clean-up and remediation improves;
  new environmental laws are enacted and/or existing environmental laws are amended or rescinded; and
  additional potentially responsible parties are identified and/or previously identified potentially responsible parties file for bankruptcy protection.

Accounting for income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense, estimating the portion of our results related to transactions with members, and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes relating to nonmember business. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income or through implementation of available tax planning strategies. To the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of February 28, 2002 we have not recorded a valuation allowance. However, future operating results or changes in tax laws may adversely affect our ability to recover some or all of our deferred tax assets and could materially impact our results of operations and financial position.

Valuation of long-lived and intangible assets, including goodwill. We assess the impairment of long-lived assets, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results; o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; o significant negative industry or economic trends;

When we determine that the carrying value of long-lived assets, identified intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Enterprise-wide software (our largest identified intangible asset), goodwill, and long-lived assets had net book values of $29.5 million, $51.7 million and $993.4 million, respectively, at February 28, 2002. A change in events or circumstances, including the decision to hold an asset for sale or to abandon an asset, resulting in an impairment charge to enterprise-wide software, goodwill or long-lived assets could have a material impact on our results of operations and financial position.

Management is currently evaluating the impact that SFAS No. 142 and SFAS No. 144 could have on our financial statements (see Recent Accounting Pronouncements).

Derivative financial and commodity instruments. Exchange traded instruments are valued at their closing price posted by the exchange. We use exchange closing prices, primarily the New York Mercantile Exchange, to value over-the-counter instruments. Volatility in commodity prices may materially impact the value of these instruments and may materially impact our results of operation and financial position.

We also hold a natural gas contract which has been deemed a derivative instrument and which expires in 2010. As an active market does not exist over this timeframe, we obtain forward price estimates from an independent third party. Based on these price estimates, we value this contract by calculating estimated cash flows and discounting these cash flows to a net present value. Changes in the estimated forward cash price or in the appropriate discount rate may materially impact the value of these instruments and may materially impact our results of operation and financial position.

Discontinued operations. During February 2002, we adopted a formal plan to dispose of our international grain trading subsidiaries, primarily through the orderly liquidation of our business. Under current applicable generally accepted accounting principles (APB No. 30), we are required to estimate and accrue estimated operating losses during the liquidation period as well as any estimated loss we will incur on final liquidation of assets and settlement of liabilities. As of February 28, 2002, we did not accrue either a loss for future operations or liquidation loss, as management estimates that the liquidation will not result in a gain or a loss. A change in events could have a material impact on our results of operations and financial position.

Inventory valuation. Our crude oil and refined petroleum products are valued at the lower of last-in, first-out (“LIFO”) cost or market. Valuing these products at the lower of first-in, first-out (“FIFO”) cost or market could have a material impact on our net income and financial position. During certain prior quarters, using FIFO inventory costing, applied on a consistent basis, would have increased or decreased pre-tax income for that quarter by as much as $20 million.

A lower of cost or market charge is not recognized for declines in inventory values of crude oil and refined petroleum products in our interim results of operations if management reasonably expects that market price decline is temporary and that the market price will exceed LIFO carrying values as of fiscal year end. However, given the volatility of market prices, no assurance can be provided that the market value of petroleum inventories will exceed their carrying value at our year-end.

Our other businesses value inventories at the lower of FIFO cost or market. During periods of significant price variability, valuation of these inventories at the lower of LIFO cost or market, applied on a consistent basis, would likely have a material impact on our results of operations and financial position.

All of our inventories, whether valued at the lower of LIFO or market or the lower of FIFO or market, involve commodity products which are subject to large price movements. Such large price movements could result in significant lower of cost or market write-downs to our inventories, which may have a material impact on our results of operations and financial position.

Pension cost and prepaid pension cost. Our pension cost and our prepaid pension cost are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may have a material impact on our results of operations and financial position.

Financial Condition, Liquidity and Capital Resources

As a general matter, Farmland's liquidity depends principally on cash flow from operations and our access to debt capital. At the present time, as explained below, our liquidity is significantly limited and subject to change on a daily basis. Contributing factors include:

  availability of funding, if any, under our Credit Facility;
  potential future defaults under our Credit Facility;
  the volatility of our cash flow from operations resulting from, among other things, (1) weather conditions in the Midwest which have affected and may continue to affect sales of nutrient products in our crop production business and (2) a delay until approximately April 12, 2002 in restarting our Coffeyville refinery after a planned shut down for repairs and maintenance in March 2002;
  the ability, or lack thereof, of our joint ventures to distribute their earnings in cash;
  cash requirements under demand and other obligations, and
  the time necessary to negotiate and consummate a plan of debt reduction through major asset sales or other transactions.

Farmland has historically maintained two primary sources for debt capital: (1) bank lines of credit and (2) a substantially continuous but, as noted below, now suspended public offering of its subordinated debt and demand loan securities (the "continuous debt program ").

Effective February 8, 2002, Farmland and a syndicate of banks, including Bankers Trust Company, Rabobank, and CoBank, entered into a new credit facility (the “Credit Facility”). At inception, this Credit Facility consisted of a $350 million revolving loan and a $150 million term loan. We currently pay a commitment fee equal to 100 basis points on the unused portion of the revolving loan portion of the Credit Facility. Concurrent with the execution of this agreement, Farmland utilized approximately $190 million of this Credit Facility to purchase the nitrogen facility at Coffeyville, Kansas that we had previously leased. As a result of this transaction, we extinguished approximately $220 million of off-balance sheet lease commitments.

Interest on the Credit Facility is variable and is based on a spread over the Eurodollar rate and/or the base rate, as each such rate is described in the Credit Agreement.

The $350 million revolving loan is collateralized by a first priority security interest in a substantial portion of our accounts receivable and inventories, a second priority security interest in a substantial portion of our property, plant and equipment, and a first priority security interest in a substantial portion of our intangible assets that is shared, on an equal priority basis, with the $150 million term loan described in the next paragraph. The maximum availability under the revolving loan is reduced to $300 million effective February 28, 2005 and is further reduced to $250 million effective February 28, 2006. Also, depending on our level of accounts receivable and inventory, we may be unable to borrow the entire amount potentially available. The revolving portion of the Credit Facility expires February 28, 2007.

The $150 million term loan is collateralized by a first priority security interest in a substantial portion of our property, plant and equipment, a second priority security interest in a substantial portion of our accounts receivable and inventories, and a first priority security interest in a substantial portion of our intangible assets that is shared, on an equal priority basis, with the $350 million revolving loan described in the preceding paragraph. Beginning with Farmland’s quarter-ended May 31, 2002, Farmland must make scheduled term loan principal payments of $10 million per quarter, with such amount increasing to $15 million per quarter beginning with the quarter ending May 31, 2003. A final term loan payment, representing the balance of the term loan ($65 million), is due and payable as of February 29, 2004.

At February 28, 2002, Farmland had $400.1 million of borrowings outstanding under the Credit Facility, of which $40.0 million is classified as short term. Additionally, $33.4 million of the Credit Facility was utilized to support letters of credit. As calculated at February 28, 2002, availability under the Credit Facility was approximately $27.2 million.

Subsequent to February 28, 2002, our Coffeyville refinery was temporarily shut down to complete necessary maintenance and repairs. The expenditures for completing the maintenance and repairs and the reduced inventory levels of refined products resulting from the shut down, together with a relatively low level of sales in our crop production business in March and early April 2002, which we attribute primarily to adverse weather conditions, have contributed to a reduction in the borrowing base under our Credit Facility. At April 12, 2002, only approximately $16.8 million was available for borrowing under the Credit Facility.

The borrowing base availability under the Credit Facility changes on a daily basis. We seek to maintain the ability to borrow under the Credit Facility primarily through the generation of cash flows from operations.

Cash flows from operations are difficult to predict. In the short-term, our cash flows from operations are highly dependent on the results of operations from our crop production and petroleum businesses. Crop nutrient application is dependent on the weather. Extremely dry conditions reduce the effect of crop nutrients and very wet conditions make it difficult to apply crop nutrients. These conditions existed in various parts of the Midwest during March and early April 2002, and if either condition continues, it would continue to adversely affect our liquidity. As regards the petroleum business, management believes that the restart of the Coffeyville refinery, which occurred on approximately April 12, 2002, will provide additional cash flow, not available in March and early April 2002. However, global variables which are outside our control affect the supply, demand and price of both crude oil and refined fuels, and our cash flows from crude oil refining operations are affected by these global variables. Given the foregoing as well as the other factors which affect our business, we can provide no assurance as to the amount of cash flow from operations that we will generate in our third quarter ending May 31, 2002 or as to our ability to maintain borrowing base availability under the Credit Facility in the third quarter.

The Credit Facility requires compliance with financial covenants, all as defined within the Credit Agreement, including:

  the ratio of earnings before interest, taxes, depreciation and amortization as compared with interest expense;
  the ratio of earnings before interest, taxes, depreciation and amortization as compared with total fixed charges;
  the ratio of total debt as compared with earnings before interest, taxes, depreciation and amortization;
  the ratio of senior debt as compared with earnings before interest, taxes, depreciation and amortization;
  a minimum level of earnings before interest, taxes, depreciation and amortization; and
  a minimum level of subordinated indebtedness outstanding.

We are required to be in compliance with these financial covenants beginning with our quarter ending May 31, 2002. Management believes, however, that, given Farmland’s past and anticipated earnings, Farmland may likely not be in compliance with the financial covenant requirements of the Credit Facility on May 31, 2002. Should we not be in compliance, we would be unable to borrow under the Credit Facility at May 31, 2002 and the bank syndicate would have the right to declare all of our borrowings under the Credit Facility and accrued interest immediately due and payable and to pursue its other remedies under the Credit Facility. Since we believe we may not have access to other financing facilities sufficient to repay the Credit Facility in that circumstance, we anticipate having discussions with the bank syndicate in the quarter ending May 31,2002 with regard to plans to resolve these issues. We expect to discuss with the bank syndicate, among other things, appropriate waivers and amendments of the financial covenants of the Credit Facility so as to avoid a default on May 31, 2002. We cannot assure you, however, that our lenders would grant any requested waivers and amendments. If the bank syndicate does not grant sufficient waivers and amendments, then we expect to be in default under the Credit Facility at May 31, 2002, and, as noted above, we would then be unable to borrow under the Credit Facility and the bank syndicate would have the right to declare our borrowings under the Credit Facility and accrued interest to be immediately due and payable and to pursue its other remedies under the Credit Facility.

It is also possible that, on or before May 31, 2002, persons that hold our demand certificates (see the discussion of our continuous debt program below) and other current obligations will seek payment to a greater extent than in the recent past. If that were to occur, our liquidity would be adversely affected.

Management is also working on plans to restore Farmland’s liquidity. The plans include repayment in full of the Credit Facility and reductions in other liabilities both from major asset sales and other transactions and from cash generated from operations. The plans will also include further efforts to reduce costs. We cannot assure you that we will be successful in our efforts to restore Farmland’s liquidity. If we do not succeed, there would be a material adverse impact on our operations, and, notwithstanding our belief that our assets exceed our liabilities, we could be required to seek protection from creditors in order to resolve our liquidity problems.

In August 2001, Farmland National Beef Packing Company, L.P. (“FNBPC”) established a five year, $225 million credit facility with a syndicate of banks. This facility provides for a line of credit for up to $100 million and a term loan of $125 million, both of which are nonrecourse to Farmland and not available to Farmland for general purposes. Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants. FNBPC was in compliance with all covenants at February 28, 2002. At February 28, 2002, FNBPC had borrowings of $134.5 million, and $17.2 million of the facility was being utilized to support letters of credit. At February 28, 2002, availability under the line of credit was approximately $67.1 million.

During February 2002, a decision was made to dispose of our international grain trading subsidiaries (collectively referred to as Tradigrain) through an orderly liquidation of assets and settlement of liabilities. The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables, and the settlement of trade and financing liabilities. We estimate that no gain or loss will result from the liquidation. Our Switzerland subsidiary, which held the primary credit facility to fund the operations of all Tradigrain subsidiaries, filed for creditor protection at that time and all unused lines of credit were rescinded. Continuing financing is negotiated with the banks on an as needed basis. All obligations of Tradigrain are nonrecourse to Farmland and Farmland’s other affiliates.

Other borrowing arrangements with banks and financial institutions are also maintained by certain of our subsidiaries. Under such arrangements, at February 28, 2002, $5.0 million was borrowed and an additional $2.6 million were being utilized to support letters of credit, which are nonrecourse to Farmland.

Under our continuous debt program, which, as noted below, was suspended on October 31, 2000, we offered unsecured debt securities on a best-efforts basis through our wholly owned broker-dealer subsidiary, Farmland Securities Company. The types of debt securities offered in the continuous debt program include certificates payable on demand and subordinated debenture bonds. The total amount of debt securities outstanding and the flow of funds to, or from, Farmland as a result of the continuous debt program were influenced by the rate of interest which we established for each type or series of debt security offered, by the option of Farmland to call for redemption certain of its outstanding debt securities, and by the option of holders, under certain circumstances, to request the early redemption of outstanding debt securities. On October 31, 2000, management determined that, given the short-term nature of the credit facility under which we operated at that time, it was appropriate to suspend sales under our debt program until the credit facility had been refinanced on a long-term basis. In November 2001 we filed a registration statement with the Securities and Exchange Commission to offer additional debt securities under our debt program, but we have not yet requested that this registration statement become effective. This report on Form 10-Q does not constitute an offer of securities; such an offering will only be made through a prospectus. During the six months ended February 28, 2002, the outstanding balance of demand certificates decreased by $0.9 million to $16.8 million, and the outstanding balance of subordinated debenture bonds decreased by $31.0 million to $504.4 million.

Leveraged leasing has been utilized to finance railcars and a significant portion of our crop production equipment.

Farmland has issued and outstanding two million shares of 8% Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”) with an aggregate liquidation preference of $100 million ($50 liquidation preference per share). The Preferred Shares are not redeemable prior to December 15, 2022. On and after December 15, 2022, the Preferred Shares may be redeemed for cash at our option, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends. The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other security.

As a cooperative, we cannot sell our voting common equity in traditional public or private markets. Instead, equity is raised largely from payment of the noncash portion of patronage refunds with common stock and associate member common stock, from offerings of preferred stock and from net income on transactions with nonmembers.

Although we had a net loss for the six months ended February 28, 2002 of $46.5 million, our operating activities generated $14.9 million in cash from continuing operations and $70.9 million in cash from discontinued operations. Cash from operating activities was largely generated by reducing our working capital, primarily as a result of exiting our petroleum marketing and distribution business and reducing the volume of our international grain trading activities. We generated $52.6 million of cash through the sale of non-strategic businesses, investments and assets. We also obtained cash by increasing borrowings, net of payments, by $100.0 million. The primary use of cash was to purchase the leased facility at Coffeyville, Kansas which produces nitrogen-based crop nutrients. The total purchase price of approximately $261 million included cash of approximately $206 million and the application of approximately $55 million of prepaid lease payments. Therefore, only $206 million is reflected as a capital expenditure in our unaudited Condensed Consolidated Statements of Cash Flows. Through this transaction, we also extinguished approximately $220 million of off-balance sheet lease commitments.

Results of Operations

General factors affecting results of operations

Seasonality

In view of the seasonality of Farmland’s businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

Volatility

We operate in the crop production, petroleum, feed, refrigerated foods and grain businesses. Our sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, and currency fluctuations, tariffs and other factors affecting United States imports and exports. In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals. Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations. Historically, changes in the cost of raw materials used in the manufacture of Farmland’s finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold. Management cannot determine the extent to which the factors mentioned above may impact our future operations. For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports. In addition, adverse weather conditions in the winter wheat areas in Oklahoma and Texas during the six months ended February 28, 2002 have adversely impacted our crop production business. Also, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.

Our financial success depends largely on factors which affect agricultural production and market conditions. These factors, many of which are outside of Farmland’s control, often change agricultural production and market conditions in an unpredictable manner. Therefore, we cannot determine the future impact on our operations from changes in these external factors. We expect demand for our products to continue to be volatile as agricultural conditions change.

Crop Production

In order to enhance the efficiency in marketing crop production products to our members, on January 1, 2000, Farmland, Land O’Lakes, and Cenex Harvest States combined their crop production marketing functions into a new venture, Agriliance. Farmland now sells 100% of our manufactured product to Agriliance.

To better manage our inventory costs, we placed our Lawrence, Kansas and Pollock, Louisiana nitrogen plants on a standby operational status during January 2002, after having operated these plants intermittently since July 2000. If market conditions improve, we believe our Lawrence plant can be reopened within 60 to 90 days at a minimal cost. Subsequent to February 28, 2002, the operating lease for the Pollock plant expired. We currently are in discussions with the owner of the Pollock plant to determine whether we will purchase this plant, enter into a new lease or discontinue operations at this facility. Also during the three months ended February 28, 2002, as a result of weak demand for nitrogen-based crop nutrients we temporarily idled part or all of our plants at Beatrice, Nebraska, Dodge City, Kansas, Enid, Oklahoma and Fort Dodge, Iowa in order to better balance our crop nutrient inventories with existing demand. As the spring season progresses and inventory levels and product demand become more clear, we will assess the need to operate these plants in order to provide an adequate volume of product to Agriliance.

Petroleum

Effective November 30, 2001, our sales mix has been affected by the sale of our equity interest in Country Energy to Cenex Harvest States. Previously, our sales included 41% of all sales sold through our agent, Country Energy. These sales included Cenex Harvest States’ portion of the output of the NCRA refinery at McPherson, Kansas, Cenex Harvest States’ refinery at Laurel, Montana, Farmland’s refinery at Coffeyville, Kansas, gasoline and distillates purchased from third parties for resale, and wholesale propane, lubricants and petroleum products. Subsequent to the sale of our interest in Country Energy, our petroleum sales consist of 100% of the output of our Coffeyville, Kansas refinery. We no longer participate in sales related to the refineries at McPherson, Kansas or Laurel, Montana; we no longer participate in the resale of petroleum products to third parties; and we have substantially discontinued selling wholesale propane, lubricants and petroleum equipment. The changes account for a decrease of approximately $120 million of sales compared with last year. Concurrent with the sale of our interest in Country Energy, we entered into an agreement with Cenex Harvest States whereby Cenex Harvest States will purchase all refined products produced at our Coffeyville, Kansas refinery. The selling price for this production is determined by reference to daily market prices within our geographic region.

During the first week of March 2002, our Coffeyville, Kansas refinery was shut down for a planned turnaround project in order to perform equipment inspections, repairs and capital improvements that could not be performed while the facility was normally operating. This turnaround project was completed and the refinery was placed back on line during the second week of April 2002. Under our accounting policy for planned major maintenance adopted September 1, 2000, we no longer accrue in advance for turnaround projects. As a result, the entire cost of this turnaround project, which we anticipate will be approximately $16 million, will be reflected as an expense primarily in our third quarter operating results.

Feed

Effective October 1, 2000 Farmland and Land O’Lakes each contributed substantially all their feed business assets to a newly formed venture (Land O’Lakes Farmland Feed). As a result of forming this venture, we did not record any sales for our feed business during the three and six months ended February 28, 2002 and the three months ended February 28, 2001. We recorded only one month’s sales during the six months ended February 28, 2001.

Refrigerated Foods

During August 2001, Farmland National Beef and DMV USA formed aLF Ventures, LLC. aLF Ventures is developing activated lactoferrin, an all-natural protein to be used to protect fresh meat against pathogenic bacteria including E. coli 0157:H7, Salmonella and Campylobacter. The United States Department of Agriculture (“USDA”) has approved activated lactoferrin for use on fresh beef. The commercialization of activated lactoferrin is still in the development stage.

World Grain

Effective May 4, 2001 we formed a grain marketing relationship with Archer Daniels Midland Company (ADM). ADM/Farmland, Inc., a wholly-owned subsidiary of ADM, purchased our United States grain inventories and Farmland Atwood, our wholly-owned grain commission subsidiary. ADM/Farmland leases and operates our grain elevators throughout the United States. These leases are in an amount adequate to reimburse us for our depreciation and other ownership expenses. ADM/Farmland obtains its grain from third party sources. Farmland also shares in 50% of the earnings or losses of ADM/Farmland. As a result, effective from the date of formation of this venture, sales, cost of sales, SG&A expenses and other income generated by this venture are no longer recorded in our Condensed Consolidated Statements of Operations. Our share of the net earnings of this venture is now included as a component of equity in net income of investees. During the six and three months ended February 28, 2001, for this operation we recognized the following in our unaudited Condensed Consolidated Statements of Operations:

                                      February 28, 2001             February 28, 2001
                                   ------------------------     ---------------------------
                                                       (Amounts in Millions)

Sales                                  $          1,056.4            $           532.9
Cost of Sales                          $          1,029.9            $           524.5
SG&A expenses                          $             15.3            $             5.8
Other expenses and interest            $             12.7            $             6.4

During February 2002, a decision was made to dispose of, within one year, our international grain trading subsidiaries (collectively referred to as Tradigrain) through an orderly liquidation of assets and settlement of liabilities. Accordingly, the results of our international grain operations, net of tax, are reflected as a single line item, “Results of discontinued operations,” on our unaudited Condensed Consolidated Statements of Operations for both the six months and the three months ended February 28, 2001 and 2002. International grain sales, cost of sales and operating expenses have been removed from the unaudited Condensed Consolidated Statements of Operations for all periods presented.

Results of Operations for Six Months Ended February 28, 2002 compared to Six Months Ended February 28, 2001.

Sales for the six months ended February 28, 2002 decreased approximately $1.3 billion, or 28%, compared with the same period last year. This decrease is primarily due to a decrease in sales recorded in Farmland’s financial statements resulting from the formation of our ADM/Farmland venture and the sale of our interest in Country Energy, both as described above, combined with a decrease in unit selling prices for refined fuels and crop nutrient products, partly offset by increased sales of refrigerated foods’ products.

For the six months ended February 28, 2002, we had a net loss of $46.5 million compared with a net income of $5.4 million for the same period last year. Factors which significantly affected earnings for the six months ended February 28, 2002, compared with the six months ended February 28, 2001 include:

  income for the six months ended February 28, 2001 included income of $19.8 million from the cumulative effect of our change in accounting for derivative financial and commodity instruments, as required by adoption of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), and planned major maintenance costs;
  net loss from discontinued operations of $14.2 million for the six months ended February 28, 2002 compared with net earnings from discontinued operations of $5.9 million for the six months ended February 28, 2001;
  lower margins for our nitrogen-based crop nutrients and refined fuels, partially offset by improved margins in our refrigerated foods segment;
  our results for the six month period ended February 28, 2001 included $17.5 million of gains recognized on derivative commodity instruments; and
  during the six months ended February 28, 2002, we had a pre-tax gain of $18.0 million from the sale of our interest in Country Energy.
Crop Production

For the six months ended February 28, 2002, our unit sales volume increased by 14% compared to the same period last year. The average unit selling prices of nitrogen-based plant foods for the six months ended February 28, 2002 decreased by 30%, or $58 per ton, compared with the same period last year. The net impact was a $51.5 million reduction in crop production sales to $287.8 million for the six months ended February 28, 2002 compared with crop production sales of $339.3 million for the same period last year.

During the six months ended February 28, 2001, relatively high natural gas prices caused industry-wide production of nitrogen-based crop nutrients to be curtailed, resulting in increased unit selling prices. During the six months ended February 28, 2002, relatively low natural gas prices encouraged manufacturers to increase production of nitrogen-based crop nutrients. As a result, average unit selling prices were $58 per ton lower during the six months ended February 28, 2002 as compared to the same period in the prior year. The average price of natural gas for the first six months of fiscal year 2002 was $2.89 per mmbtu compared to $4.25 per mmbtu for the same period last year, which translates to a decreased cost of producing anhydrous ammonia of approximately $46 per ton. During the six months ended February 28, 2002, use of nitrogen-based crop nutrients for wheat application was reduced as a result of drought conditions experienced in Texas and Oklahoma.

Significant factors which caused the loss of the crop production segment to increase by $75.9 million to a loss of $78.0 million for the six months ended February 28, 2002 compared with a loss of $2.1 million in the prior year included:

  margins decreased $31.9 million, primarily as a result of much lower average unit selling prices partly offset by reduced natural gas costs;
  during the six months ended February 28, 2001, derivative commodity instruments associated with idled facilities were sold, resulting in $18.7 million of income recognized;
  during the six months ended February 28, 2001, a $4.8 million gain was recognized from the sale of natural gas inventories due to the idled plants; and
  during the six months ended February 28, 2001, a nonrecurring gain of $14.6 million was recognized as a result of the change in accounting methods for derivative commodity instruments upon our required adoption of SFAS 133
These factors were partially offset by:
  during the six months ended February 28, 2002, compared with the same period in the prior year, we incurred $1.7 million less of costs associated with plant shutdowns;
  during the six months ended February 28, 2002, compared with the same period in the prior year, earnings from investees increased $2.6 million;
  during the six months ended February 28, 2002, $2.0 million of gains were realized from the sale of assets; and
  during the six months ended February 28, 2002, compared with the same period in the prior year, a $2.0 million increase in other income from subleasing of railcars which are no longer being used by our North American grain operations and which are now managed by our crop production business.
Petroleum

Sales of the petroleum segment decreased $270.9 million, or approximately 32%, for the six months ended February 28, 2002 compared with the same period last year. The decrease was primarily related to lower per unit selling prices for gasoline, distillates and diesel fuels partially offset by an 11% increase in units sold. The decrease in unit prices for refined fuels was a result of excess supplies across the country. The high inventory levels were the result of decreased demand after the September 11th terrorist attacks and a mild winter that affected usage of distillate heating oil. Also, during periods of relatively high natural gas prices, power plants will tend to switch from using natural gas to fuel oil to meet their energy requirements. Natural gas prices were significantly lower this winter than last winter, resulting in lower demand by power plants for fuel oil. Increased demand for distillates used in the production of jet fuels used for military operations was largely offset by a decrease in jet fuel demand by commercial aircraft.

Income of the petroleum segment increased $3.6 million during the six months ended February 28, 2002 as compared to the same period last year. Margins decreased by $20.2 million primarily due to the narrowing of the spread between crude oil costs and refined fuel selling prices. Although the spread had been very strong during early September, the subsequent decrease in demand and resulting oversupply of refined products forced the spread levels to five-year lows during our second quarter. This decrease in margins was largely offset by the recognition of a pre-tax gain of $18.0 million on the sale of our equity interest in Country Energy during November 2001. Other significant items affecting petroleum’s income included a $7.4 million decrease in net interest expense and an increase of $7.7 million in derivative income recognized, partly offset by a reduction of $8.4 million in income from investees, primarily as a result of the dissolution of Cooperative Refining and by a nonrecurring gain of $2.4 million recognized in the prior year as a result of the change in accounting methods for derivative commodity instruments as required to comply with SFAS 133.

Feed

Our feed segment recorded net income of $2.7 million during the six months ended February 28, 2002, an increase of $5.1 million as compared to a net loss of $2.4 million in the same period last year. The increase is primarily related to a $4.0 million increase in equity in earnings from LOLFF and a decrease in net interest expense of $2.1 million, partly offset by $0.6 million in write-offs related to uncollectible receivables. Equity earnings from LOLFF have improved over the six month period ended February 28, 2002 as compared to the same period last year due to the earnings from feed mills acquired through the acquisition of Purina Mills in October 2001 and partly as a result of the absence of charges recorded last year to increase LOLFF’s reserve for uncollectible receivables and to record restructuring costs related to plant closings and employee severance.

Refrigerated Foods

During the six months ended February 28, 2002, sales in the refrigerated foods segment increased $114.6 million, or 5%, compared with the same period last year. This increase is primarily due to a 6% increase in sales volume, partially offset by a 1% decrease in unit selling price. The increase in unit sales volume was primarily due to increased slaughter levels resulting from improved plant operations. Our Extra Tender pork product line has shown a volume increase of 16% over the last six months resulting from our continued focus on developing value added products.

Income in the refrigerated foods segment increased $19.1 million, or approximately 132%, during the six months ended February 28, 2002 compared with the same period last year. This increase is primarily attributable to increased unit volume of slaughter, improved yields, improved labor efficiency, and increased margins in our fresh pork sector. Our Case Ready product line showed improved margins as compared to the same period in the prior year. Case Ready refers to meat products which are prepared to the specifications of retailers and which do not require additional preparation work prior to sale by the retailer. These favorable margins were partly offset by increased costs to replace production lost as a result of the fire at our Albert Lea, Minnesota facility. Refrigerated foods’ selling, general and administrative expenses decreased approximately $2.9 million, or 3%, compared with the same period last year. Other income increased by $5.9 million in the six months ended February 28, 2002 as compared with the same period last year, partially the result of a $3.0 million reimbursement from our partner in aLF Ventures of expenses we incurred last year. Other income also increased by $1.9 million as a result of a nonrecurring loss recognized in the prior year as a result of the change in accounting methods for derivative commodity instruments as required to comply with SFAS 133.

World Grain

Sales of the world grain segment decreased $1.1 billion for the six months ended February 28, 2002 compared with the same period last year. The decrease was primarily a result of the formation of a contractual grain marketing relationship between Farmland and Archer Daniels Midland Company (ADM), effective May 4, 2001. As a result, we no longer record domestic grain sales, cost of sales or operating expenses in our unaudited Condensed Consolidated Statements of Operations.

World grain income suffered a loss of $14.7 million for the six months ended February 28, 2002, a decrease of $18.9 million compared with net income of $4.3 million in the same period last year. Our international grain operations had a loss or $14.2 million compared to income of $5.9 million last year, a decrease of $20.0 million. This decrease in income was primarily due to lower gross margins on wheat, corn, barley, sugar and freight, partly offset by improved margins in soya complex commodities. The decrease in income from international operations was offset slightly by a $1.1 million improvement in our North American operations, which is now a part of ADM/Farmland.

Other Operating Units

Segment income for other operating units was $6.9 million for the six months ended February 28, 2002, an increase of $10.7 million compared with a loss of $3.8 million in the prior year. During May 2001, we closed Heartland Wheat Growers, our subsidiary which produced wheat gluten at a facility in Russell, Kansas, because of prolonged depressed wheat gluten prices. When the decision was made to close the facility, we recorded an asset impairment and an accrual for anticipated shutdown costs. Subsequent to the plant closure, we sold the assets of the plant. As a result of the sale in October 2001, we recognized a gain on the sale of assets of $3.5 million and reversed part of the shutdown accrual in the amount of $2.7 million. Additionally, increased segment income was a result of a $1.3 million increase in equity income from investees, primarily from Heartland Grain Fuels, L.P., which is a 47% owned entity. This increase was due to higher ethanol production and selling prices and lower natural gas costs. Also, there was a reduction of $3.1 million in selling, general and administrative (“SG&A”) expenses due to Farmland’s decision to exit non-strategic businesses.

Selling, General and Administrative Expenses

For the six months ended February 28, 2002, SG&A expenses from continuing operations decreased $25.4 million, or approximately 14%, from the same period last year. SG&A expenses directly associated with business segments decreased approximately $26.1 million, primarily related to formation of our Land O’Lakes Farmland Feed and ADM/Farmland joint ventures and to decisions made by Farmland to close certain facilities and exit non-strategic businesses during the last fiscal year.

Other Income

Other income from continuing operations decreased $4.6 million for the six months ended February 28, 2002 compared with the same period last year. Other income directly associated with business segments increased $1.6 million, primarily due to a pre-tax gain of $18.0 million recognized on the sale of our equity interest in Country Energy, partly offset by a reduction of $17.5 million in income recognized on derivative commodity instruments, primarily as a result of discontinued cash flow hedges, during the same period in the prior year. Other income not directly associated with business segments decreased $6.2 million for the six months ended February 28, 2002 compared with the same period last year, primarily due to the $4.5 million gain recognized during the same period last year on the sale of our 50% equity interest in One System Group, LLC.

Interest Expense

Interest expense from continuing operations decreased $19.5 million for the six months ended February 28, 2002, compared with the same period last year due primarily to a decrease in average outstanding borrowings and a decrease in our average borrowing rate.

Tax Benefit

The income tax benefit from continuing operations increased $10.8 million for the six months ended February 28, 2002, compared with the same period last year primarily due to the increase in our loss from continuing operations before income taxes.

Results of Operations for Three Months Ended February 28, 2002 compared to Three Months Ended February 28, 2001.

Sales for the three months ended February 28, 2002 decreased approximately $836.8 million, or 35%, compared with the same period last year. This decrease was primarily due to a decrease in sales recorded in Farmland’s financial statements due to the formation of our ADM/Farmland venture, the sale of our interest in Country Energy, and decreases in unit selling prices for refined fuels and nitrogen-based crop nutrients.

For the three months ended February 28, 2002, we had net loss of $49.7 million compared with a net loss of $1.3 million for the same period last year. This increased loss was primarily due to lower margins for our nitrogen-based crop nutrients and refined fuels, partially offset by improved margins in our refrigerated foods segment. Also contributing to the increase in our net loss is a net loss from discontinued operations of $11.3 million during the six months ended February 28, 2002 compared to net earnings from discontinued operations of $2.9 million during the six months ended February 28, 2001.

Crop Production

Sales of the crop production segment were $121.0 million for the three months ended February 28, 2002 compared with sales of $182.1 million for the same period last year. The decrease was primarily due to a 43% decrease in unit selling prices, partially offset by 7% increase in unit sales. During the three months ended February 28, 2001, relatively high natural gas prices caused industry-wide production of nitrogen-based crop nutrients to be curtailed, resulting in increased unit selling prices. During the three months ended February 28, 2002, relatively low natural gas prices encouraged manufactures to increase production of nitrogen-based crop nutrients. As a result, average unit selling prices were lower during the three months ended February 28, 2002 as compared to the same period in the prior year. The average price of natural gas, which represents a major cost in the production of nitrogen-based crop nutrients, was $2.90 per mmbtu for the second quarter for the fiscal year 2002, as compared to $4.42 per mmbtu for the same period last year. This reduction translates to a decreased cost of producing anhydrous ammonia of approximately $52 per ton. During the three months ended February 28, 2002, use of nitrogen-based crop nutrients for wheat application was reduced as a result of drought conditions experienced in Texas and Oklahoma. We anticipate spring demand for nitrogen-based crop nutrients to be higher than last spring’s demand based on projections by the USDA that more acres of corn will be planted this year as compared with last year.

The loss of the crop production segment increased by $32.8 million to $35.9 million for the three months ended February 28, 2002 from a loss of $3.2 million in the prior year. Margins decreased $10.8 million primarily as a result of decreased per unit selling prices for products partly offset by reduced natural gas costs. In response to high natural gas prices combined with week crop nutrient demand, we idled production facilities during the three months ended February 28, 2001. As these production facilities were idled the derivative commodity instruments associated with the natural gas consumption at these facilities were sold. The sale of these derivative commodity instruments resulted in $14.4 million of income recognized during the three month period ended February 28, 2001. Additionally, we had a $4.8 million gain last year from the sale of natural gas inventories which was offset by $4.9 million in additional costs associated with plant shutdowns. During the three months ended February 28, 2002, we realized $2.4 million of gains from the sale of assets and, as compared with the same period in the prior year, equity earnings from investees increased a $1.5 million and net interest expense decreased $1.4 million.

Petroleum

Sales of the petroleum segment decreased $236.1 million, or approximately 54%, for the three months ended February 28, 2002 compared with the same period last year. The decrease was primarily the result of lower unit selling prices for gasoline, distillates and diesel fuels partially offset by a 5% increase in units sold. The decrease in unit prices for refined fuels was a result of excess supplies across the country. The high inventory levels were the result of decreased demand after the September 11th terrorist attacks and a mild winter that reduced usage of distillate heating oil. During periods of relatively high natural gas prices, power plants will tend to switch from using natural gas units to fuel oil to meet their energy requirements. Natural gas prices were significantly lower this winter than last winter, resulting in lower demand by power plants for fuel oil. Increased demand for distillates used in the production of jet fuels used for military operations was largely offset by a decrease in jet fuel demand by commercial aircraft.

The petroleum segment suffered a loss of $16.5 million during the three months ended February 28, 2002, a $28.0 million decrease as compared to income of $11.5 million in the same period last year. Margins decreased by $38.2 million primarily due to the narrowing of the spread between crude oil costs and refined fuel selling prices. An oversupply of refined products forced the spread levels to five-year lows during the quarter. This decrease in margins was partly offset by a $3.3 million reduction in selling, general and administrative expenses, a $4.1 million decrease in net interest expense, and an increase of $6.5 million in derivative commodity instrument income recognized, partly offset by a decrease of $3.5 million in income from investees. The decrease in income from investees was a result of the dissolution of Cooperative Refining on December 31, 2000.

Feed

Income for our feed segment increased $5.9 million during the three months ended February 28, 2002 to a profit of $2.0 million as compared to a loss of $3.9 million in the same period last year. The increase was primarily related to a $4.4 million increase in equity in earnings form LOLFF, a decrease in net interest expense of $1.0 million and a gain of $1.2 million from partial proceeds received from a settlement related to vitamin supplements for animal feed. Equity earnings from LOLFF have improved over the three-month period ended February 28, 2002 as compared to the same period last year due to the increased earnings from feed mills acquired through the acquisition of Purina Mills in October 2001 and the absence of charges recorded last year to increase LOLFF’s reserve for uncollectible receivables and to record restructuring costs related to plant closings and employee severance.

Refrigerated Foods

During the three months ended February 28, 2002, sales in the refrigerated foods segment increased $5.6 million, or 0.5%, compared with the same period last year. This increase was primarily due to a 5.2% increase in sales volume, partially offset by a 4.7% decrease in unit selling price. The increase in unit sales volume was primarily due to increased slaughter levels resulting from improved plant operations. Unit selling prices decreased in response to relatively weak Asian demand combined with reduced selling price for alternate proteins, primarily poultry.

Income in the refrigerated foods segment increased by $12.8 million during the three months ended February 28, 2002 to a profit of $12.1 million compared to a loss of $0.7 million in the same period last year. This increase was partly attributable to increased unit volume of slaughter and improved margins as a result of improvements in yields and labor efficiencies. Additionally, refrigerated foods’ selling, general and administrative expenses decreased approximately $3.0 million, or 6%, compared with the same period last year. Other income increased by $1.2 million in the three months ended February 28, 2002 as compared with the same period last year, primarily the result of a $3.0 million reimbursement from our partner in aLF Ventures of expenses incurred in a prior year, partly offset by a $1.4 million decrease in equity income from investees.

World Grain

World grain’s loss increased by $9.6 million during the three months ended February 28, 2002 to a loss of $10.4 million compared with a loss of $0.8 million in the same period last year. Our international grain operations suffered a loss of $11.3 million, representing a decrease of $14.2 million from the income of $2.9 million earned last year. This decrease was primarily due to lower gross margins on corn, barley and sugar offset by improved margins in wheat and soya complex commodities. The decrease in income from international operations was partly offset by a $4.6 million improvement in our North American operations, which are now a part of ADM/Farmland.

Other Operating Units

Segment loss for other operating units was reduced to $0.4 million during the three months ended February 28, 2002 from $2.3 million in the prior year. This improvement was primarily due to a reduction in SG&A expenses resulting from Farmland’s decision to exit non-strategic businesses.

Selling, General and Administrative Expenses

For the three months ended February 28, 2002, SG&A expenses from continuing operations decreased $10.2 million, or approximately 12%, from the same period last year. SG&A expenses directly associated with business segments decreased approximately $14.6 million, primarily related to formation of ADM/Farmland joint venture and to decisions made by Farmland to close certain facilities and exit non-strategic businesses during last fiscal year. SG&A expenses not identified to business segments increased by $4.4 million, primarily as a result of adjustments made last year to reduce our Mexico reserve for uncollectible receivables and to transfer certain reserves from corporate cost centers to the appropriate business segments.

Other Income

Other income from continuing operations decreased $19.7 million for the three months ended February 28, 2002 compared with the same period last year. Other income directly associated with business segments decreased $16.0 million. The discussion of this decrease is contained within the Management Discussion and Analysis of each segment. Other income not directly connected to segments decreased $3.7 million for the three months ended February 28, 2002 compared with the same period last year, primarily due to the $4.5 million gain recognized last year on the sale of our 50% equity interest in One System Group, LLC.

Interest Expense

Interest expense from continuing operations decreased $12.8 million for the three months ended February 28, 2002 compared with the same period last year due primarily to a decrease in average outstanding borrowings and a decrease in our average borrowing rate.

Tax Benefit

The income tax benefit from continuing operations increased $11.8 million for the three months ended February 28, 2002 compared with the same period last year primarily due to the increase in our loss from continuing operations before income taxes.

Recent Accounting Pronouncements

SFAS No. 141 “Business Combinations” is effective for business combinations with non-cooperative enterprises initiated after June 30, 2001. A business combination occurs when an enterprise acquires net assets that constitute a business or equity interests of one or more other enterprises and obtains control over that enterprise or enterprises. For purposes of the final Statement, the formation of a joint venture is not a business combination. Business combinations involving a non-cooperative enterprise which are initiated after June 30, 2001 must use the purchase method of accounting, and the pooling of interest method of accounting is prohibited. Business combinations involving cooperative enterprises had been excluded from the scope of SFAS No. 141 pending issuance of interpretative guidance from the FASB. The FASB recently issued interpretive guidance stating that business combinations involving cooperative enterprises also must use the purchase method of accounting and the pooling of interest method of accounting is prohibited. We do not anticipate that adoption of this statement will have a material effect on Farmland’s financial position or our results of operations.

SFAS No. 142 “Goodwill and Other Intangible Assets” was issued during June 2001 by the FASB. On adoption of this standard, goodwill and other intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment. For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142, will be effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003). For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB. For the six month period ended February 28, 2002, Farmland recognized goodwill amortization of $0.6 million arising from business combinations with non-cooperatives and $1.3 million from business combinations with cooperatives. Management is currently reviewing what other, if any, impact that the provisions of this statement will have on our financial statements and results of operations.

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

Legal Proceedings

In November 1999, Farmland commissioned a voluntary audit at its Coffeyville, Kansas petroleum refinery to verify compliance with the construction permitting requirements of the state and federal Clean Air Acts. We submitted a report detailing the audit findings to Region VII of the United States Environmental Protection Agency (“EPA”) on September 19, 2000. In order to satisfy procedural prerequisites to resolve the findings, on January 17, 2002, EPA issued us a notice of violation. The notice of violation seeks both injunctive relief in the form of installation of additional pollution control equipment and monetary sanctions. At this point, it is not possible to determine the cost of control device installations necessary to satisfy EPA; however, we believe it is reasonably possible that the costs may eventually exceed $10 million. Also, at this stage of these proceedings it is not possible to predict the final amount of monetary sanctions that will be necessary to resolve this matter. However, it is reasonably possible that the associated monetary sanctions may exceed $100,000.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Form to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland. The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted and proposed regulations related to low sulfur gasoline and diesel fuel, our ability to qualify for a delay in implementation of enacted and proposed low sulfur rules, the status of nitrogen plants which have been temporarily closed, our ability to obtain the waivers and amendments of the Credit Facility necessary to avoid default as of May 31, 2002, our ability to achieve commercial production of lactoferrin, the level of capital expenditures and monetary sanctions which will be required as a result of EPA proceedings, our ability to maintain compliance with our Credit Facility covenants, our ability to generate operating cash flows during the three months ended May 31, 2002, our ability to sell assets to generate cash, our ability to delay capital expenditures to conserve cash, the impact on our financial statements and results of operations of financial accounting standards that have been issued but which are not yet effective for Farmland, and our ability to liquidate our Tradigrain operation without incurring losses. Discussion containing such forward-looking statements is found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

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

PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

At Farmland’s annual meeting held on December 4 through 6, 2001, in Kansas City, Missouri, the following directors were re-elected to the Board of Directors for a term of three years: Lyman Adams, Steven Erdman, Ben Griffith, Ronald Jurgens and Frank Wilson. The following directors were newly elected to the Board of Directors for a term of three years: Douglas Kuhlman and Larry Shriver. The following directors’ terms of office continued after the meeting: Ronald Amundson, Baxter Ankerstjerne, Donald Anthony, Jody Bezner, Larry Dahlsten, Harry Fehrenbacher, Donald Gales, Thomas Gist, Barry Jensen, William Kuhlman, Greg Pfenning, Monte Romohr, Joe Royster, E. Kent Stamper and Eli Vaughn.

Resolution #1 amending the Articles and Bylaws to change Farmland’s business address and add states to director districts was ratified as follows: for 442,751, against 5,566, abstain 766.

Resolution #2 amending the Articles and Bylaws to change restrictions on eligible candidates for election to the Board of Directors was ratified as follows: for 387,994, against 61,385, abstain 0.

Item 6.        Exhibits and Reports on Form 8-K.

 (a) Exhibits
The exhibit listed below is filed as part of Form 10-Q for quarter ended February 28, 2002.

Exhibit No.                             Description of Exhibit
________        _______________________________________________________________________
4.(ii) D           Credit Agreement between Farmland Industries, Inc. and various financial institutions dated
                      February 7, 2002

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                       FARMLAND INDUSTRIES, INC.
                                                              (Registrant)

                                By:                        /s/  JOHN BERARDI
                                                             John Berardi
                                                       Executive Vice President
                                                      and Chief Financial Officer

Date:  April 15, 2002

                                       EXHIBIT INDEX

Exhibit No.                                Description of Exhibit

4.(ii) D       Credit Agreement between Farmland Industries, Inc. and various financial institutions dated February 7, 2002