Form 10-Q
period 2002-05-31
FARMLAND INDUSTRIES INC
filed 2002-07-15
CIK 34616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

or

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number:   001-11629

FARMLAND INDUSTRIES, INC.
Debtor-in-Possession as of May 31, 2002
(Exact name of registrant as specified in its charter)

Kansas	44-0209330
(State of incorporation)	(I.R.S. Employer Identification No.)

12200 North Ambassador Drive
Kansas City, Missouri	64163-1244
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 816-713-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

PART I - FINANCIAL INFORMATION

(Debtor-in-Possession)

Item 1.     FINANCIAL STATEMENTS

FARMLAND INDUSTRIES, INC.
(Debtor-in-Possession)

CONDENSEDCONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	August 31	May 31
	2001	2002
	(Amounts in Thousands)

Accounts receivable - trade	$352,956	$315,065
Inventories (Note 3)	539,275	343,250
Other current assets	153,530	126,398
Current assets from discontinued operations (Note 10)	307,083	144,832

Total Current Assets	$1,352,844	$929,545

Investments and Long-Term Receivables (Note 4)	$371,358	$334,961

Property, Plant and Equipment:
Property, plant and equipment, at cost	$1,679,313	$1,831,468
Less accumulated depreciation and
amortization	947,693	890,297

Net Property, Plant and Equipment	$731,620	$941,171

Other Assets	$238,994	$219,376

Long-term assets from discontinued operations (Note 10)	32,728	17,261

Total Assets	$2,727,544	$2,442,314

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC.
(Debtor-in-Possession)

CONDENSEDCONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND EQUITIES

	August 31	May 31
	2001	2002
	(Amounts in Thousands)
Current Liabilities:
Short-term notes payable (Note 13)	$253,524	$-0-
Current maturities of long-term debt (Note 13)	48,054	13,668
Accounts payable - trade	264,809	37,856
Other current liabilities	268,835	98,856
Current liabilities from discontinued operations (Note 10)	279,903	135,614

Total Current Liabilities	$1,115,125	$285,994

Liabilities Subject to Compromise (Note 2)	$-0-	$943,841

Long-Term Liabilities:
Long-term borrowings (excluding current maturities) (Note 13)	$700,996	$549,360
Other long-term liabilities	38,702	2,751
Long-term liabilities from discontinued operations (Note 10)	9,980	290

Total Long-Term Liabilities	$749,678	$552,401

Deferred Income Taxes	$70,906	$74,361

Minority Owners' Equity in Subsidiaries	$29,311	$36,649

Net (loss)(Note 1)	$-0-	$(236,013)

Capital Shares and Equities:
Preferred shares, authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated
at redemption value, $50 per share	$100,000	$100,000
Common shares, authorized
50,000,000 shares, $25 par value	527,563	527,419
Accumulated other comprehensive income (loss)
(net of deferred tax benefit (expense) of $3,806 at August 31, 2001 and $(746) at May 31, 2002) (Notes 5 and 6)	(21,342)	4,307
Earned surplus and other equities	156,303	153,355

Total Capital Shares and Equities	$762,524	$785,081

Contingent Liabilities and Commitments (Note 7)

Total Liabilities and Equities	$2,727,544	$2,442,314

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC.
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	May 31	May 31
	2001	2002
	(Amounts in Thousands)

Sales	$7,305,887	$4,998,021
Cost of sales	6,967,706	4,850,565

Gross income	$338,181	$147,456

Selling, general and administrative expenses	278,084	247,511

Restructuring and other charges (Note 8)	79,788	49,237

Other income (expense):
Interest expense	(92,810)	(68,214)
Interest income	10,773	1,515
Other, net (Notes 6 and 9)	22,219	(1,312)
Total other income (expense)	$(59,818)	$(68,011)

Loss before equity in net income of investees, minority owners' interest in net (income) of subsidiaries, reorganization expenses, income tax benefit, discontinued operations and cumulative effect of changes in accounting principles	$(79,509)	$(217,303)

Equity in net income of investees (Note 4)	22,265	22,572

Minority owners' interest in net (income)
of subsidiaries	(15,807)	(11,870)

Loss before reorganization expenses, income tax benefit, discontinued operations and cumulative effect of changes in accounting principles	$(73,051)	$(206,601)

Reorganization expenses (Note 2)	-0-	54,719

Income tax benefit	17,243	60,590

Loss from continuing operations before discontinued operations and cumulative effect of changes in accounting principles	$(55,808)	$(200,730)

Discontinued operations (Note 10): Loss from operations of discontinued international grain division (net of applicable income tax benefit (expense) of $1,712 at May 2001 and of $(4,779) at May 2002)	(1,031)	(35,283)

Loss before cumulative effect of changes in accounting principles	$(56,839)	$(236,013)

Cumulative effect of changes in accounting for derivative financial instruments and planned major maintenance costs, net of $3,333 income tax expense (Notes 6 and 12)	19,776	-0-

Net loss	$(37,063)	$(236,013)

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC.
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	May 31	May 31
	2001	2002
	(Amounts in Thousands)

Sales	$2,569,507	$1,592,706
Cost of sales	2,432,595	1,581,127

Gross income	$136,912	$11,579

Selling, general and administrative expenses	98,558	93,408

Restructuring and other charges (Note 8)	79,788	55,577

Other income (expense):
Interest expense	(28,853)	(23,730)
Interest income	5,985	456
Other, net (Notes 6 and 9)	(1,821)	(20,704)
Total other income (expense)	$(24,689)	$(43,978)

Loss before equity in net income of investees, minority owners' interest in net (income) of subsidiaries, reorganization expenses, income tax benefit and discontinued operations	$(66,123)	$(181,384)

Equity in net income of investees (Note 4)	21,121	21,253

Minority owners' interest in net (income)
of subsidiaries	(6,717)	(2,282)

Loss before reorganization expenses, income tax benefit and discontinued operations	$(51,719)	$(162,413)

Reorganization expenses (Note 2)	-0-	54,719

Income tax benefit	16,170	48,734

Loss from continuing operations before discontinued operations	$(35,549)	$(168,398)

Discontinued operations (Note 10): Loss from operations of discontinued international grain division (net of applicable income tax benefit (expense) of $722 at May 2001 and $(3,918) at May 2002)	(6,883)	(21,119)

Net loss	$(42,432)	$(189,517)

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC.
(Debtor-in-Possession)

CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31 2001	May 31 2002
	(Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,063)	$(236,013)
Reorganization expenses		54,719
Adjustments to reconcile (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,266	88,047
Equity in net (income) of investees	(22,265)	(22,572)
Asset impairment	67,567	61,211
Deferred tax benefit	(3,275)	(52,430)
(Gain) loss on sale of investments and fixed assets	3,291	(20,419)
Other	21,255	9,405
Changes in assets and liabilities:
Accounts receivable	17,482	139,049
Inventories	195,581	230,864
Other assets	(5,373)	(6,480)
Accounts payable	(6,357)	(27,705)
Other liabilities	(27,021)	7,905
Net cash provided by operating activities before reorganization items	$286,088	$225,581

Reorganization items:
Reorganization expenses	$-0-	$(54,719)
Asset impairments	-0-	52,996
Net cash used by reorganization items	$-0-	$(1,723)

Net cash provided by operating activities	$286,088	$223,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(79,667)	$(256,782)
Distributions from joint ventures	21,429	16,223
Additions to investments and notes receivable	(14,242)	(3,380)
Acquisition of other long-term assets	(12,782)	(2,194)
Proceeds from disposal of investments and collection of notes receivable	24,099	43,435
Proceeds from sale of fixed assets	7,977	25,291
Net cash (used in) investing activities	$(53,186)	$(177,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of dividends	$(6,000)	$(4,000)
Proceeds from bank loans and notes payable	2,805,623	1,681,346
Payments on bank loans and notes payable	(2,982,175)	(1,599,944)
Proceeds from issuance of subordinated debt certificates	15,328	-0-
Payments for redemption of subordinated debt certificates	(37,962)	(59,358)
Debt issuance cost	(7,361)	(15,960)
Net decrease in checks and drafts outstanding	(5,672)	(43,139)
Net decrease in demand loan certificates	(7,382)	(5,661)
Other increase (decrease)	(7,301)	265
Net cash (used in) financing activities	$(232,902)	$(46,451)

Net decrease in cash and cash equivalents	$-0-	$-0-
Cash and cash equivalents at beginning of period	-0-	-0-
Cash and cash equivalents at end of period	$-0-	$-0-

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

During February 2002, approximately $55.0 million of lease payments, which were prepaid during fiscal year 2001, were applied as a portion of the total $261 million consideration to purchase the Coffeyville, Kansas nitrogen facility.

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)     Interim Financial Statements

(A)                The Company and Basis of Presentation

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in Farmland's Annual Report on Form 10-K for the year ended August 31, 2001.

Certain amounts pertaining to the three month and nine month periods ended May 31, 2001 have been reclassified to conform with the current year presentation.

The unaudited Condensed Consolidated Balance Sheets and Statements of Operations have been restated to present our international grain trading subsidiaries (collectively referred to as "Tradigrain") as a discontinued operation.  The international grain sales and related cost of sales and operating expenses have been reclassified as discontinued operations for all periods presented.

Our sales, gross margins and net income or loss depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, currency fluctuations, tariffs and other factors affecting United States imports and exports.  In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations.  Historically, changes in the costs of raw materials used in the manufacturing of Farmland's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold.  For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports.  In addition, earlier this year, use of nitrogen-based crop nutrients for wheat application was reduced as a result of drought conditions experienced in Oklahoma and Texas, and use of nitrogen-based crop nutrients for corn application was reduced as a result of excessively wet weather in Illinois and Indiana.  Also, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.  Management cannot determine the extent to which the factors mentioned above may impact our future operations.

In accordance with the bylaws of Farmland, we determine annually the members' portion of income or loss before income taxes.  From this amount, patronage refunds, if any, are distributed or losses are allocated to our members.

During 1997 and 1998, Farmland issued approximately $111 million of nonqualified patronage refunds in the form of common shares, associate member common shares, or capital credits. Farmland is not allowed an income tax deduction in the year a nonqualified patronage refund is issued.  However, the nonqualified patronage refund is deductible in the year when it is redeemed.  As a result of our policy and historical practice of subsequently redeeming patronage refunds and our intention to continue such redemptions, we previously recorded a deferred tax asset in an amount of approximately $42 million related to such nonqualified equities issued and outstanding.  The recoverability of this deferred tax asset depends on a number of factors, including actions to be taken by our Board, our plan of reorganization and related decisions by the Court  in  our bankruptcy filing, and the results of our future operations.  We will continue to evaluate the recoverability of this deferred tax asset in light of the aforementioned factors.  We have not provided a valuation allowance for this deferred tax asset as of May 31, 2002.

Farmland does not provide for patronage refunds in our interim financial statements as:

·         we determine the amount of members' income and the amount of members' loss only after the end of the fiscal             year;

·         after consideration of members' losses (if any), the Board of Directors, in its sole discretion, then determines the            amount of patronage refund to be paid in cash and the portion to be paid in Farmland equity (common shares,            associate member common shares and capital credits); and

·         the amount of income appropriated to earned surplus is dependent on the amount of patronage refunds and the             handling of members' losses (if any).

Therefore, the amount of net loss for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of May 31, 2002.

Effective March 1, 2002, Farmland adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  The Statement updates, clarifies and simplifies existing accounting pronouncements.  The Statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.  Adoption of this statement had no effect on Farmland's previously reported financial position or our results of operations.

(B)                Bankruptcy Proceedings

On May 31, 2002 (the "Petition Date"), Farmland Industries, Inc. and four of its subsidiaries, Farmland Foods, Inc., Farmland Pipe Line Company, Farmland Transportation Inc., and SFA, Inc. (collectively, the "Debtors"), filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, Western District of Missouri (the "Court") (Joint Case Number 02-50557-JWV).  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt and other obligations.  The Debtors are currently operating their business as debtors-in-possession.  As debtors-in-possession, the Debtors are authorized to operate their business but may not engage in transactions outside the ordinary course of business without the approval of the Court.  Subsequent to May 31, 2002, the Court approved the Debtors' request to enter into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtors-in-possession financing (see Note 13).

The Debtors sought relief under Chapter 11 of the Bankruptcy Code because of a lack of sufficient liquidity.  Operating losses in our crop production and petroleum businesses, coupled with planned maintenance on our Coffeyville, Kansas refinery, significantly hampered our cash flow during the spring of 2002.  As a result, in our Form 10-Q for the quarter ended February 28, 2002, filed with the Securities and Exchange Commission, we stated that we might be forced to seek protection from creditors if conditions did not improve.  Concerns regarding our financial condition led to increased cash demands and more restrictive payment terms from our trade creditors, as well as increased demands for early redemptions of subordinated debt, which adversely affected our liquidity and our ability to fund our ongoing operations and service our debt.

As a result of the filing on May 31, 2002 of petitions under Chapter 11 of the Bankruptcy Code by the Debtors, Farmland's unaudited Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and generally accepted accounting principles applicable to a going concern which, unless otherwise noted, assumes the realization of assets and the payment of liabilities in the ordinary course of business.

SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in Farmland's unaudited Condensed Consolidated Balance Sheet as Liabilities Subject to Compromise and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the Debtors be reported separately as Reorganization expenses in the unaudited Condensed Consolidated Statements of Operations.  As a result of the reorganization proceedings under Chapter 11, the Debtors may be required to take actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the unaudited Condensed Consolidated Financial Statements.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts, and, as a result, no allowance has been recorded for these items.

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization.  The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which permits Farmland to continue as a viable business organization.  The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days of the Chapter 11 cases, or such longer or shorter time as the Court orders.  Although management expects to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, that the plan will be approved by the various classes of creditors and equity holders, or that it will be approved or confirmed by the Court.  If the exclusivity period were to expire or be terminated, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization.  The Debtors' plan of reorganization could substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited Condensed Consolidated Financial Statements.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the development and confirmation of a plan of reorganization, continued access to adequate sources of capital, the continued compliance with all debt covenants under the debtor-in-possession credit facility, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 bankruptcy proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

(2)                 Liabilities Subject to Compromise

As a result of the Chapter 11 filings, substantially all pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  These claims are reflected in the May 31, 2002 unaudited Condensed Consolidated Balance Sheet as Liabilities Subject to Compromise.  Pre-petition claims secured by the Debtors' assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay.  Pre-petition secured claims (primarily representing amounts borrowed under the Debtors' pre-petition credit facility) are secured by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.  These secured claims have not been reflected as Liabilities Subject to Compromise.  Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Court, the Court approved Debtors' motions to pay certain pre-petition obligations essential for the ongoing operation of the Debtors' business.  Employee wages, benefits and reimbursements, all of which were approved for payment as a part of first day orders, have not been reflected as Liabilities Subject to Compromise.  The Debtors have been and intend to continue to pay undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of May 31, 2002, the Debtors have Liabilities Subject to Compromise of approximately $943.8 million which include the following:

Liabilities Subject to Compromise
May 31, 2002
(Amounts in Thousands)

Accounts payable -- trade	$230,234
Other current liabilities	162,040
Subordinated debt and demand loan certificates	487,842
Other borrowings	25,600
Other long-term liabilities	43,657
Less liabilities due to subsidiaries not in reorganization	(5,532)

Liabilities Subject to Compromise	$943,841

Under SOP 90-7 any revenue, expenses, interest income or realized gains and losses resulting from the reorganization are classified as "Reorganization expenses" on the statement of operations.  During the three and nine months periods ended May 31, 2002 we recorded $54.7 million in Reorganization expenses.  Reorganization expenses include $53.0 million for the recognition of asset impairments, primarily related to goodwill and other assets associated with businesses that will be closed or discontinued, the remaining balances of deferred debt issuance costs and security commissions, and $1.7 million in professional fees.  For segment reporting, Reorganization expenses have been included as a component of unallocated corporate expenses.  The following tables summarize unaudited financial information for Farmland's non-bankruptcy and bankruptcy filing operations.

Condensed Consolidated Balance Sheet
As of May 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets	$586,857	$380,283	$(37,595)	$929,545
Property, plant and equipment, net	775,883	165,288	-0-	941,171
Other long-term assets	648,645	35,945	(112,992)	571,598

Total assets	$2,011,385	$581,516	$(150,587)	$2,442,314

Current liabilities	$44,965	$273,761	$(32,732)	$285,994
Liabilities subject to compromise	949,373	-0-	(5,532)	943,841
Long-term liabilities	385,794	167,297	(690)	552,401
Deferred income taxes	74,364	(3)	(5,532)	74,361
Minority owners' equity in subsidiaries	36,415	234	-0-	36,649
Capital shares and equities	520,474	140,227	(111,633)	549,068

Total liabilities and equity	$2,011,385	$581,516	$(150,587)	$2,442,314

Condensed Consolidated Statement of Operations
For the Nine Months Ended May 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Total sales	$3,700,803	$2,508,507	$(1,211,289)	$4,998,021
Total cost of sales	3,630,148	2,431,706	(1,211,289)	4,850,565
Gross income	$70,655	$76,801	$-0-	$147,456

Restructuring expenses	$55,431	$(6,194)	$-0-	$49,237
Reorganization expenses	54,719	-0-	-0-	54,719
Other operating, non-operating and tax expenses	236,544	7,685	-0-	244,230

Income (loss) from continuing operations	$(276,039)	$75,309	$-0-	$(200,730)

Loss from discontinued operations	-0-	(35,283)	-0-	(35,283)

Net income (loss)	$(276,039)	$40,026	$-0-	$(236,013)

Condensed Consolidated Statement of Operations
For the Three Months Ended May 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations		Consolidated
	(Amounts in Thousands)

Total sales	$985,840	$854,855		$(247,989)	$1,592,706
Total cost of sales	995,486	833,630		(247,989)	1,581,127
Gross income	$(9,646)	$21,225		$-0-	$11,579

Restructuring expenses	$55,577	$-0-		$-0-	$55,577
Reorganization expenses	54,719	-0-		-0-	54,719
Other operating, non-operating and tax expenses	89,379	(19,698)		-0-	69,681

Income (loss) from continuing operations	$(209,321)	$40,923	$		$(168,398)

Loss from discontinued operations	-0-	(21,119)		-0-	(21,119)

Net income (loss)	$(209,321)	$19,804		$-0-	$(189,517)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended May 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Consolidated
(Amounts in Thousands)

Cash flows from operating activities:
Net income (loss)	$(276,039)	$40,026	$(236,013)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Non-cash items, net	110,675	5,563	116,238
Changes in other assets and liabilities	293,260	50,373	343,633
Net cash provided by operating activities	$127,896	$95,962	$223,858

Net cash (used in) investing activities	$(158,979)	$(18,428)	$(177,407)

Net cash provided by (used in) financing activities	$62,074	$(108,525)	$(46,451)

(3)     Inventories

Major components of inventories are as follows:

	August 31	May 31
	2001	2002
	(Amounts in Thousands)

Finished and in-process products	$382,207	$245,292
Materials	98,167	58,176
Supplies	58,901	39,782
	$539,275	$343,250

At May 31, 2002, the carrying value of crude oil and refined petroleum inventories, stated at LIFO costs, was $60.5 million, which is approximately $5.8 million lower than the market value of such inventories.

During December 2001, we liquidated our purchased gasoline and purchased distillate LIFO pools.   The effect of this layer liquidation was to increase cost of goods sold and decrease income before income taxes during the nine months ended May 31, 2002 by approximately $8.7 million.

(4)     Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method is as follows:

	Nine Months Ended		Three Months Ended
	May 31 2001	May 31 2002	May 31 2001	May 31 2002
	(Amounts in Thousands)
Net sales	$5,582,556	$6,375,340	$2,415,646	$2,608,590
Net income	$44,805	$104,752	$74,993	$113,523
Farmland's equity in net income	$22,265	$22,572	$21,121	$21,253

Our investments accounted for by the equity method consist principally of :

·         50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P., SF Phosphates             Limited Company and Farmland MissChem Limited;

·         an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an            agronomy distribution and marketing venture;

·         beginning May 4, 2001, a 50% contractual share of the earnings or losses of ADM/Farmland, a grain storage             and marketing company;

·         from September 1, 1999 through December 31, 2000, an equity interest in Cooperative Refining, LLC, which             operated two refineries; and

·         beginning October 1, 2000, an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and             marketer of feed products.

At May 31, 2002, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $63.2 million.

In May 2002, we signed a non-binding letter of intent to sell our 50% ownership interest in Farmland Hydro, L.P.  Based on our intent to sell our investment in this venture, we have recorded a $22.0 million impairment to reduce the carrying value of our investment and other long-term assets to their net realizable value, which is included in restructuring and other charges in the accompanying unaudited Condensed Consolidated Statements of Operations for the three month and nine month periods ended May 31, 2002.

(5)     Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) during the nine months ended May 31, 2001 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2000	$-0-	$111	$111
Foreign currency translation adjustment	-0-	(18)	(18)
Transition adjustment, net of tax	25,653	-0-	25,653
Net gain on cash flow hedges, net of tax	17,138	-0-	17,138
Reclassification adjustments, net of tax	(58,248)	-0-	(58,248)
Balance at May 31, 2001	$(15,457)	$93	$(15,364)

Changes in accumulated other comprehensive income (AOCI) during the nine months ended May 31, 2002 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2001	$(21,436)	$94	$(21,342)
Foreign currency translation adjustment	-0-	13	13
Net gain on cash flow hedges, net of tax	2,357	-0-	2,357
Reclassification adjustments, net of tax	23,279	-0-	23,279
Balance at May 31, 2002	$4,200	$107	$4,307

Comprehensive loss for the nine months ended May 31, 2001 and 2002 is as follows:

	Nine Months Ended
	May 31, 2001	May 31, 2002
	(Amounts in Thousands)

Net loss	$(37,063)	$(236,013)
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative transition gain	$30,208	$-0-
Net derivative gains during period	20,181	2,775
Reclassification adjustment	(68,591)	27,413
Foreign currency translation adjustment	(18)	13
Other comprehensive income (loss) before tax	$(18,220)	$30,201
Income tax benefit (expense) related to items of
other comprehensive income	$2,745	$(4,552)
Other comprehensive income (loss)	$(15,475)	$25,649
Comprehensive loss	$(52,538)	$(210,364)

Comprehensive loss for the three months ended May 31, 2001 and 2002 is as follows:

	Three Months Ended
	May 31, 2001	May 31, 2002
	(Amounts in Thousands)

Net loss	$(42,432)	$(189,517)
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative gains (losses) during period	$(21,319)	$3,833
Reclassification adjustment	(33,031)	11,124
Foreign currency translation adjustment	2	3
Other comprehensive income (loss) before tax	$(54,348)	$14,960
Income tax benefit (expense) related to items of
other comprehensive income	8,195	(2,255)
Other comprehensive income (loss)	$(46,153)	$12,705
Comprehensive loss	$(88,585)	$(176,812)

(6)     Derivative Financial Instruments

Farmland is exposed to market risk, such as changes in commodity prices, currency exchange rates and interest rates.  In Farmland's various production processes, we are subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors.  To manage volatility associated with these exposures, Farmland may enter into various derivative transactions pursuant to our established policies.  Generally, Farmland hedges a portion of its anticipated consumption of commodity inputs for periods up to twelve months.  We may enter into longer term contracts if deemed appropriate.

Effective September 1, 2000, we adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.  This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge.  As a result, certain of our segments hold derivative instruments, such as exchange traded grain, crude oil and live hog futures, certain natural gas contracts and foreign currency forward positions that we believe provide an economic hedge of future transactions, but have not been designated as a hedge.  Gains or losses related to the change in fair value of these derivative instruments are recognized as a component of other income during that period.  The cumulative effect of this change in accounting principle at September 1, 2000 was to increase income by $13.5 million (net of income tax expense of $2.2 million).  All derivative instruments are recorded in our balance sheet at fair value.  At May 31, 2002, we recorded receivables of $9.0 million and $7.3 million in other current assets and other long-term assets, respectively, related to unrealized gains on derivative instruments, and we recorded payables of $13.0 million in other current liabilities related to unrealized losses on derivative instruments.

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

In this hedging activity, our objective is to use derivative commodity instruments to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products.  To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk.  The instruments we use may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  The amount of hedge ineffectiveness, which is recognized as a component of other income, was immaterial for the three and nine months ended May 31, 2001 and May 31, 2002.

As of May 31, 2002, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately six months.  Gains and losses recorded in AOCI are reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold.  As a result, we anticipate that an approximate gain of $2.1 million deferred in AOCI as of May 31, 2002 will be reclassified into earnings (loss) within the next twelve months.  Gains and losses in AOCI may fluctuate until the related contract is closed.  During the nine month period ended May 31, 2001, approximately $18.7 million was reclassified into earnings as other income as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur.

In order to reduce exposures related to changes in interest rates, Farmland may use derivative instruments, including interest rate swaps.  As of May 31, 2002, Farmland had an interest rate swap agreement outstanding with a notional amount of $25.0 million expiring on September 14, 2003, effectively converting a portion of the Farmland's variable rate debt to a fixed rate debt.  The interest rate swap is accounted for at fair value with gains or losses recorded as a component of interest expense.  As a result of our filing petitions for protection under Chapter 11 of the United States Bankruptcy Code, the financial institution that we entered into the interest rate swap with cancelled the swap agreement in June 2002.

(7)     Contingencies

SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued during June 2001, by the FASB.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss would be recognized on settlement.

Farmland is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending November 30, 2002 (our fiscal year 2003).  To accomplish this, Farmland must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption.  The determination of fair value is complex and will require Farmland to gather market information and develop cash flow models.  Additionally, Farmland will be required to develop processes to track and monitor these obligations.  Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

Farmland has been designated by the Environmental Protection Agency as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.  In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made.  Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $22.1 million and $17.2 million at May 31, 2002 and August 31, 2001, respectively.  We periodically review and, as appropriate, revise our environmental accruals.  Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown.  It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and which can be reasonably estimated at May 31, 2002.  In the opinion of management, it is reasonably possible for such additional costs to approximate an additional $8.5 million.

Under the Resource Conservation Recovery Act of 1976 (''RCRA''), Farmland has four closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for four landfills and two injection wells as required by state regulations. Such closure and post-closure costs are estimated to be $10.0 million at May 31, 2002, of which $4.9 million has been accrued (and are in addition to the $22.1 million accrual and the $8.5 million discussed in the prior paragraphs).  These liabilities are accrued when plans for termination of plant operations are made.  Recognition of a liability under generally accepted accounting principles may not be determinative regarding the status of such claim under the bankruptcy laws.  During the three months ended May 31, 2002, a determination was made to close our fertilizer plant at Pollock, Louisiana and to maintain our Lawrence, Kansas plant for limited use as a terminal for the foreseeable future.  As a result, we accrued $4.6 million as an estimate for closure costs related to these plants.  These closure costs are included in other net expense in our accompanying unaudited Condensed Consolidated Statements of Operations for the three month and nine month periods ended May 31, 2002.  Environmental exit costs have not been accrued for locations at which operations are being conducted and for which we do not plan to terminate operations in the foreseeable future.

The Environmental Protection Agency has issued new rules limiting sulfur in gasoline to 30 parts per million and in diesel fuel to 15 parts per million.  The rules affecting gasoline have a January 1, 2004 compliance date.  The EPA has issued Farmland a regulatory extension of the gasoline deadline until January 1, 2008.  The rules affecting diesel fuel have a June 1, 2006 compliance date.  Based on information currently available, we anticipate that expenditures of approximately $90.0 million will be required to achieve compliance with these rules.  Our ability to make these expenditures is contingent on our ability to successfully implement a plan of reorganization.

As more fully described in Note 2 to these unaudited Condensed Consolidated Financial Statements, on the Petition Date, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court.

The Debtors are currently operating as debtors-in-possession under the supervision of the Court.  As debtors-in-possession, the Debtors, subject to any required court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims relating to any rejected contracts and as a result, no allowance for these items has been made.

Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and equity holders will be substantially altered.  As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  The ultimate amount of the allowed claims against the Debtors and the manner in which those claims might be resolved in a plan of reorganization are not presently determinable.

Although management expects to file a plan of reorganization, there can be no assurance at this time as to whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, that the plan will be approved by the various classes of creditors and equity holders or that it will be approved or confirmed by the Court.  The plan of reorganization could substantially change the amounts and characterization of liabilities currently presented in our unaudited Condensed Consolidated Financial Statements.

Because of the ongoing nature of the Debtors' Chapter 11 cases, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, our unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

Farmland is involved in various lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our unaudited Condensed Consolidated Financial Statements.

(8)     Restructuring and Other Charges

In the third quarter of fiscal year 2001, Farmland recognized a reserve as a result of restructuring activities.  As of August 31, 2001, the balance in the restructuring reserve was $7.9 million.  During the three months ended May 31, 2002, we added $0.8 million to the restructuring reserve related to closing our Pollock, Louisiana fertilizer plant.  During the nine months ended May 31, 2002, adjustments to the reserve reduced the balance by $2.8 million.  These adjustments were recorded as a reduction to restructuring and other charges in our accompanying unaudited Condensed Consolidated Statements of Operations for the nine month period ended May 31, 2002.  The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant located in Russell, Kansas at a price in excess of its previously estimated net realizable value.  This sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining the idle plant and property.  Deductions to the reserve, in the amounts of $0.5 million for the three months ended May 31, 2002 and $1.8 million for the nine months ended May 31, 2002, represent severance payments and ongoing maintenance costs associated with closed facilities.  As of May 31, 2002, the balance in the restructuring reserve was $4.1 million.

During the three months ended May 31, 2002, we reduced the carrying amounts of fixed assets at two of our fertilizer plants to their net realizable values in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  The affected plants were our plants in Lawrence, Kansas, and Pollock, Louisiana, which have recently been operated only during periods when we anticipated high near-term demand.  During the three months ended May 31, 2002, management decided to close the Pollock plant and to maintain the Lawrence plant for limited use as a terminal due to a combination of factors, including weak product demand, inefficient plant operations, and logistical problems.  Fixed assets were reduced by $21.1 million and the carrying amounts of inventories, primarily for supplies and catalyst at these facilities which did not have alternative uses, were reduced by $10.0 million.  In addition, as noted above, we accrued $0.8 million of estimated cost to closing our Pollock, Louisiana fertilizer facility.  These adjustments were recorded in restructuring and other charges in our accompanying unaudited Condensed Consolidated Statements of Operations for the three month and nine month periods ended May 31, 2002.

During the three months ended May 31, 2002, a determination was made to sell our long-term investments in Farmland Hydro, L.P. and Rocky Mountain Milling.  In accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock", the carrying values of these investments and other long-term assets were reduced by $22.4 million to their estimated fair value, which is the estimated net sales proceeds.  Other impairment charges totaling $1.3 million were recorded to reduce the carrying value of certain investments for which the investment carrying value exceeded expected future cash flows.

During the three months ended May 31, 2001 the Board of Directors approved a plan to close certain facilities and exit nonstrategic businesses.  Accordingly, we recorded a charge to operations of approximately $79.8 million.  Our wheat gluten plant located in Russell, Kansas was closed during May 2001 due to low market prices.  To improve our refrigerated foods cost structure, we closed unprofitable meat facilities.  We also sold our wholly-owned grain marketing subsidiary, Farmland-Atwood, to Archer Daniels Midland Co.  As a result of these facility closings, we recognized approximately $28.0 million of impairment charges on the related long-lived assets.  Assets which could be readily sold, were revalued at their used market value and assets which could not be used or sold were valued at their salvage value, if any.  Goodwill associated with facilities closed or businesses sold was written-off from our balance sheet, resulting in a $12.6 million charge to expense.  Over the past few years, we implemented enterprise-wide software for operational and financial reporting.  The software was configured to support nearly all of our domestic operations.  In accordance with GAAP, certain software development and implementation costs were capitalized.  During this period, we charged to expense approximately $26.3 million of capitalized software costs related to operations which have been closed, sold or contributed to ventures.  We also accrued $12.9 million in other expenses related to restructuring activities, including plant closure costs and employee severance costs.

The following is the effect of our restructuring charges (income) on segment income:

	Nine Months Ended		Three Months Ended
	May 31	May 31	May 31	May 31
	2001	2002	2001	2002
	(Amounts in Millions)

Crop Production	$-0-	$55.2	$-0-	$55.2
Petroleum	2.7	-0-	2.7	-0-
Feed	-0-	-0-	-0-	-0-
Refrigerated Foods	17.2	-0-	17.2	-0-
World Grain	12.0	-0-	12.0	-0-
Other	47.9	(6.0)	47.9	0.4
Restructuring and other charges	$79.8	$49.2	$79.8	$55.6

As part of the restructuring costs incurred in fiscal year 2001, we recorded an asset impairment related to the closure of our wheat gluten plant to its estimated net realizable value.  During October 2001, as noted above,  the assets of the plant were sold and a gain on the sale of assets was recorded in the amount of $3.5 million, representing the excess of the net proceeds over the plant's estimated net realizable value.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to May 31, 2002:

Type of Cost	Aug. 31, 2001 Balance	Additions	Adjustments	Deductions	May 31, 2002 Balance
(Amounts in Thousands)

Employee separations	$1,602	$16	$(228)	$(1,362)	$28
Facility closings	3,830	800	(2,598)	(459)	1,573
Other	2,500	-0-	-0-	-0-	2,500
Total	$7,932	$816	$(2,826)	$(1,821)	$4,101

The following table displays the activity and balances of the restructuring reserve account from February 28, 2002 to May 31, 2002:

Type of Cost	Feb. 28, 2002 Balance	Additions	Adjustments	Deductions	May 31, 2002 Balance
(Amounts in Thousands)

Employee separations	$333	$-0-	$-0-	$(305)	$28
Facility closings	946	800	-0-	(176)	1,573
Other	2,500	-0-	-0-	-0-	2,500
Total	$3,779	$800	$-0-	$(481)	$4,101

(9)     Other Income

Other income for the nine months ended May 31, 2002 included $34.0 million in shutdown costs associated with fertilizer plants we temporarily idled, partially offset by a gain of $18.0 million recognized on the sale of our equity interest in Country Energy to Cenex Harvest States and $4.0 million in rental income.  Other income for the nine months ended May 31, 2001 included net gains of $12.6 million related to derivative financial instruments held by certain of our segments that we believe provide an economic hedge of future transactions, but were not designated as a hedge under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities".  During the nine months ended May 31, 2001, we recognized a $4.4 million gain on the sale of our 50% ownership interest in One System Group, LLC, a provider of information services.

Other income for the three months ended May 31, 2002 included $16.2 million in shutdown costs associated with fertilizer plants we temporarily idled compared with a cost of $7.4 million for the same period last year.  During the three months ended May 31, 2002 we also accrued $6.6 million in additional environmental remediation expenses in our crop production segment ($4.6 million associated with plant closures costs at Lawrence, Kansas and Pollock, Louisiana, and $2.0 million for revised remediation estimates at our facility in Bartow, Florida).

(10)     Discontinued Operations

During February 2002, a decision was made to liquidate our international grain trading subsidiaries, Tradigrain.  Tradigrain was acquired in 1993 and provides international grain marketing and brokerage services to our customers.  The formation of ADM/Farmland, our domestic grain joint venture, the changing environment which limited the availability of bank credit for trading businesses, and our continuing focus on core businesses were the primary reasons for exiting this business.

The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables, and the settlement of trade and financing liabilities.  The disposal of Tradigrain operations represents the disposal of a business segment under APB Opinion No. 30.  Accordingly, the accompanying unaudited Condensed Consolidated Statements of Operations have been restated to reflect Tradigrain as discontinued operations for all periods presented.  For business segment reporting purposes, Tradigrain business results are reported as discontinued operations within the "World Grain" segment.  Proceeds from the liquidation of Tradigrain are being used to pay Tradigrain's operating expenses and to repay Tradigrain's debt obligations.

Under current applicable generally accepted accounting principles, we are required to estimate and accrue estimated operating losses during the liquidation period as well as any estimated loss we will incur on final liquidation of assets and settlement of liabilities.  As of May 31, 2002, we did not accrue either a loss for future operations or liquidation loss, as management estimates that the liquidation will not result in a loss in a future period.  However, Tradigrain's remaining assets primarily consist of trade and insurance receivables.  Such receivables may be difficult to fully collect during the windup of operations.  As a part of our accounting process we have established reserves to reduce these receivables to our best estimate of net proceeds.  Furthermore, the length of time required to liquidate our operations could vary from our estimate, which would affect total general and administrative expenses incurred during the liquidation.  If actual events differ from our estimates, there could be a material impact on our results of operations and financial position.

The following tables summarize unaudited financial information as of and for the three and nine month periods ended May 31, 2002 for Farmland's discontinued operations.

Balance sheet of discontinued operations:

	August 31 2001	May 31 2002
	(Amounts in Thousands)
Assets

Accounts receivable - trade	$197,335	$93,468
Inventories	49,532	4,492
Other current assets	60,216	46,872
Total current assets	$307,083	$144,832

Property, plant and equipment, net	$24,009	$2,247
Other long-term assets	8,719	15,014
Total long-term assets	$32,728	$17,261

Total assets	$339,811	$162,093

Liabilities

Short-term notes payable	$88,035	$22,916
Accounts payable - trade	77,503	46,517
Other current liabilities	114,365	66,181
Total current liabilities	$279,903	$135,614

Long-term borrowings	$9,980	$290

Intercompany liabilities due to Farmland	190	11,287

Total liabilities	$290,073	$147,191

Net assets of discontinued operations	$49,738	$14,902

Net sales and income from discontinued operations:

	Nine Months Ended		Three Months Ended
	May 31 2001	May 31 2002	May 31 2001	May 31 2002
(Amounts in Thousands)

Net sales	$ 1,991,279	$ 965,158	$ 691,816	$ 197,440
Pretax loss from discontinued operations	$ (2,743)	$ (30,504)	$ (7,605)	$ (17,201)
Income tax benefit (expense)	1,712	(4,779)	722	(3,918)
Net loss from discontinued operations	$ (1,031)	$ (35,283)	$ (6,883)	$ (21,119)

Cash flows related to discontinued operations:

	Nine Months Ended
	May 31, 2001	May 31, 2002
	(Amounts in Thousands)

Net cash provided by operating activities	$ 74,715	$ 124,898
Net cash provided by (used in) investing activities	(2,899)	4,984
Net cash used in financing activities	(50,272)	(125,006)
Net increase in cash and cash equivalents	$ 21,544	$ 4,876
Cash and cash equivalents at beginning of period	17,352	8,708

Cash and cash equivalents at end of period	$ 38,896	$ 13,584

(11)     Industry Segment Information

Effective September 1, 2001, Truck Operations and Transportation and Warehousing Services are presented in the operating results of the segment they primarily serve rather than as a component of Other Operating Units and Unallocated Corporate Expenses.  Segment results for the three months and nine months ended May 31, 2001 were reclassified to conform to our current operational structure.

Unallocated includes income and expense items which are not directly attributed to or allocated to any operating segment.  Examples of such items include certain interest, legal, human resources and finance expenses.

Nine months ended
May 31, 2001 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
	Combined Segments	Unallocated Corporate Expenses	Consolidated
Sales & transfers	$9,691,987	$-0-	$9,691,987
Transfers between segments	(2,386,100)	-0-	(2,386,100)
Net sales	$7,305,887	$-0-	$7,305,887

Income (loss) from continuing operations	$2,086	$(38,118)	$(36,032)

Loss from discontinued operations	(1,031)	-0-	(1,031)

Net income (loss)	$1,055	$(38,118)	$(37,063)

Total assets	$2,701,964	$275,330	$2,977,294

Nine months ended
May 31, 2002 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
	Combined Segments	Unallocated Corporate Expenses	Consolidated
Sales & transfers	$6,923,041	$-0-	$6,923,041
Transfers between segments	(1,925,020)	-0-	(1,925,020)
Net sales	$4,998,021	$-0-	$4,998,021

Income (loss) from continuing operations	$(166,623)	$(34,107)	$(200,730)

Loss from discontinued operations	(35,283)	-0-	(35,283)

Net income (loss)	$(201,906)	$(34,107)	$(236,013)

Total assets	$2,124,545	$317,769	$2,442,314

Nine months ended
May 31, 2001 (Page 2 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$652,465	$1,313,635	$50,262	$1,584,220	$3,600,582
Transfers between segments	(16,516)	(15,366)	(5,191)	(1,489,269)	(1,526,342)
Net sales	$635,949	$1,298,269	$45,071	$94,951	$2,074,240

Income (loss) from continuing operations	$(5,956)	$54,708	$(1,836)	$(26,413)	$20,503

Loss from discontinued operations	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$(5,956)	$54,708	$(1,836)	$(26,413)	$20,503

Total assets	$769,799	$442,387	$55,191	$56,807	$1,324,184

Nine months ended
May 31, 2002 (Page 2 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$476,087	$742,048	$-0-	$1,278,726	$2,496,861
Transfers between segments	(6,651)	(7,495)	-0-	(1,226,793)	(1,240,939)
Net sales	$469,436	$734,553	$-0-	$51,933	$1,255,922

Income (loss) from continuing operations	$(164,719)	$(36,425)	$3,257	$4,510	$(193,377)

Loss from discontinued operations	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$(164,719)	$(36,425)	$3,257	$4,510	$(193,377)

Total assets	$766,092	$272,774	$59,168	$24,302	$1,122,336

Nine months ended
May 31, 2001 (Page 3 of 3)
(Amounts in Thousands)
	OUTPUT SEGMENTS
			Total
	Refrigerated	World	Output
	Foods	Grain	Segments
Sales & transfers	$4,306,971	$1,784,434	$6,091,405
Transfers between segments	(687,597)	(172,161)	(859,758)
Net sales	$3,619,374	$1,612,273	$5,231,647

Income (loss) from continuing operations	$5,468	$(23,885)	$(18,417)

Loss from discontinued operations	-0-	(1,031)	(1,031)

Net income (loss)	$5,468	$(24,916)	$(19,448)

Total assets	$796,753	$581,027	$1,377,780

Nine months ended
May 31, 2002 (Page 3 of 3)
(Amounts in Thousands)
	OUTPUT SEGMENTS
			Total
	Refrigerated	World	Output
	Foods	Grain	Segments
Sales & transfers	$4,423,847	$2,333	$4,426,180
Transfers between segments	(684,081)	-0-	(684,081)
Net sales	$3,739,766	$2,333	$3,742,099

Income (loss) from continuing operations	$29,648	$(2,894)	$26,754

Loss from discontinued operations	-0-	(35,283)	(35,283)

Net income (loss)	$29,648	$(38,177)	$(8,529)

Total assets	$790,766	$211,443	$1,002,209

Three months ended
May 31, 2001 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$3,255,217	$-0-	$3,255,217
Transfers between segments	(685,710)	-0-	(685,710)
Net sales	$2,569,507	$-0-	$2,569,507

Income (loss) from continuing operations	$(17,621)	$(17,928)	$(35,549)

Loss from discontinued operations	(6,883)	-0-	(6,883)

Net income (loss)	$(24,504)	$(17,928)	$(42,432)

Total assets	$2,701,964	$275,330	$2,977,294

Three months ended
May 31, 2002 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$2,055,761	$-0-	$2,055,761
Transfers between segments	(463,055)	-0-	(463,055)
Net sales	$1,592,706	$-0-	$1,592,706

Income (loss) from continuing operations	$(149,920)	$(18,478)	$(168,398)

Loss from discontinued operations	(21,119)	-0-	(21,119)

Net income (loss)	$(171,039)	$(18,478)	$(189,517)

Total assets	$2,124,545	$317,769	$2,442,314

Three months ended
May 31, 2001 (Page 2 of 3)
(Amounts in Thousands)
	INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$299,783	$449,889	$-0-	$517,251	$1,266,923
Transfers between segments	(3,122)	(4,908)	-0-	(478,398)	(486,428)
Net sales	$296,661	$444,981	$-0-	$38,853	$780,495

Income (loss) from continuing operations	$(3,891)	$39,575	$570	$(22,580)	$13,674

Loss from discontinued operations	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$(3,891)	$39,575	$570	$(22,580)	$13,674

Total assets	$769,799	$442,387	$55,191	$56,807	$1,324,184

Three months ended
May 31, 2002 (Page 2 of 3)
(Amounts in Thousands)
	INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$183,216	$153,251	$-0-	$272,569	$609,036
Transfers between segments	(1,561)	(1,135)	-0-	(252,533)	(255,229)
Net sales	$181,655	$152,116	$-0-	$20,036	$353,807

Income (loss) from continuing operations	$(86,717)	$(55,131)	$596	$(2,358)	$(143,610)

Loss from discontinued operations	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$(86,717)	$(55,131)	$596	$(2,358)	$(143,610)

Total assets	$766,092	$272,774	$59,168	$24,302	$1,122,336

Three months ended
May 31, 2001 (Page 3 of 3)
(Amounts in Thousands)
	OUTPUT SEGMENTS
			Total
	Refrigerated	World	Output
	Foods	Grain	Segments
Sales & transfers	$1,478,518	$509,776	$1,988,294
Transfers between segments	(245,405)	46,123	(199,282)
Net sales	$1,233,113	$555,899	$1,789,012

Income (loss) from continuing operations	$(9,001)	$(22,294)	$(31,295)

Loss from discontinued operations	-0-	(6,883)	(6,883)

Net income (loss)	$(9,001)	$(29,177)	$(38,178)

Total assets	$796,753	$581,027	$1,377,780

Three months ended
May 31, 2002 (Page 3 of 3)
(Amounts in Thousands)
	OUTPUT SEGMENTS
			Total
	Refrigerated	World	Output
	Foods	Grain	Segments
Sales & transfers	$1,446,725	$-0-	$1,446,725
Transfers between segments	(207,826)	-0-	(207,826)
Net sales	$1,238,899	$-0-	$1,238,899

Income (loss) from continuing operations	$(3,934)	$(2,376)	$(6,310)

Loss from discontinued operations	-0-	(21,119)	(21,119)

Net income (loss)	$(3,934)	$(23,495)	$(27,429)

Total assets	$790,766	$211,443	$1,002,209

(12)     Planned Major Maintenance Costs

Effective September 1, 2000, Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its manufacturing and processing facilities from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because, prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to perform such services. The effect of this change at September 1, 2000 was a $6.3 million benefit (net of income taxes of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine months ended May 31, 2001.

(13)     Credit Facility

(A)                Pre-petition Credit Facility

On February 7, 2002, Farmland and a syndicate of banks, including Deutsche Bank Trust Company Americas, Rabobank, and CoBank, entered into a five-year $500 million credit facility (the "Pre-petition Credit Facility").  The Chapter 11 petition filings constituted an event of default under the terms of our Pre-petition Credit Facility.  As of the Petition Date, the Debtors were indebted under the Pre-petition Credit Facility in the amount of $399.7 million (consisting of $233.0 million in revolving loans, $31.7 million of letters of credit obligations and a $135.0 million term loan) plus additional fees and expenses.  The Pre-petition Credit Facility was collateralized by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.

Subsequent to the Petition Date, the Debtors requested and received approval from the Court to use cash proceeds received from collections of pre-petition accounts receivable for working capital needs on an interim basis, up to a maximum amount of $3.0 million, until such time as debtor-in-possession financing could be arranged.

(B)                Debtor-In-Possession Credit Facility

Subsequent to May 31, 2002, the Debtors and a syndicate of banks including Deutsche Bank Trust Company Americas entered into a debtor-in-possession credit facility, which was subsequently revised and approved by the Court (the" DIP Credit Facility"), to provide up to $306.0 million in post-petition financing.  The DIP Credit Facility expires on the occurrence of an event that constitutes commitment termination date as defined in the agreement or, if no such event has occurred, on November 30, 2003.  All outstanding borrowings under the DIP Credit Facility are due and payable on the commitment termination date.

The DIP Credit Facility is collateralized by a first priority priming lien in all assets of the Debtors, both tangible and intangible, but excluding rights in respect to avoidance actions approved by the Court under the Bankruptcy Code.  The DIP Credit Facility also allows for super priority administrative expense claim status in the Chapter 11 cases with priority over certain other administrative expenses of the kind specified or ordered pursuant to any provision of the Bankruptcy Code.  By terms of the DIP Credit Facility, Farmland must file a plan of reorganization no later than November 27, 2002.  The DIP Credit Facility includes various restrictive covenants prohibiting the Debtors from, among other things, incurring additional indebtedness, permitting any liens or encumbrances to be placed on property or assets, making investments, or becoming liable for any contingent obligations, all as defined in the agreement.

The $306.0 million DIP Credit Facility is comprised of two components: a $25.0 million Tranche A component and a $281.0 million Tranche B component.  Our ability to borrow under the DIP Credit Facility is limited by several factors, including:

·         the maximum aggregate amount of each of Tranche A and Tranche B of the DIP Credit Facility  is limited to $306.0 million;

·         the amount available under Tranche B is determined periodically through the use of a borrowing base formula based on the amount and nature of our inventory, receivables and required reserves;

·         we are subject to two budget covenants contained in the DIP Credit Facility, one that specifies the maximum amount of the DIP Credit Facility that can be utilized and the second that requires a minimum amount of excess availability under the borrowing base, all as described in the agreement; and

·         we are required to comply with all of the other terms and conditions of the DIP Credit Facility.

Interest on the DIP Credit Facility is variable and is based on a 2.50% spread over the higher of (1) the Prime Rate or (2) the rate which is 50 basis points in excess of the Federal Funds Effective Rate.  Commitment fees of up to 100 basis points are allowed on the unused portion of the DIP Credit Facility.

Subsequent to execution of the DIP Credit Facility, cash received by the Debtors from their operations is generally applied to pay the Pre-petition Credit Facility and may then be advanced under the DIP Credit Facility as liquidity needs dictate.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland's Annual Report on Form 10-K for the year ended August 31, 2001.

Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

On May 31, 2002 (the "Petition Date"), Farmland Industries, Inc. and four of its subsidiaries, Farmland Foods, Inc., Farmland Pipe Line Company, Farmland Transportation, Inc., and SFA, Inc., (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, Western District of Missouri (the "Court") (Joint Case Number 02-50557-JWV).  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  As a part of this process, the Debtors arranged debtor-in-possession financing which management believes is adequate to enable them to maintain their properties and assets and continue to manage the operations of their businesses as debtors-in-possession under the supervision of the Court.  As debtors-in-possession, the Debtors are authorized to operate their business  but  may not engage in transactions outside the ordinary course of business without the approval of the Court.

The Debtors sought relief under Chapter 11 of the Bankruptcy Code because of a lack of sufficient liquidity.  Operating losses in our crop production and petroleum businesses, coupled with planned maintenance on our Coffeyville, Kansas refinery, significantly hampered our cash flow during the spring of 2002.  In our Form 10-Q for the quarter ended February 28, 2002, filed with the Securities and Exchange Commission, we stated that we might be forced to seek protection from creditors if conditions did not improve.  Concerns regarding our financial condition led to increased cash demands and more restrictive payment terms from our trade creditors, as well as increased demands for early redemptions of subordinated debt, which adversely affected our liquidity and our ability to fund our ongoing operations and service our debt.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts and, as a result, no allowance has been recorded for these items.

Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and equity holders will be substantially altered.  As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  Subsequent to the Petition Date, the Court approved payment by the Debtors of certain pre-petition claims, including employee wages and benefits.  Subsequent to the Petition Date, the Court approved the Debtors entering into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtor-in-possession financing (see Financial Condition, Liquidity and Capital Resources included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Pursuant to the provisions of the Bankruptcy Code, the Debtors are currently developing a plan of reorganization.  The principal objective of the plan of reorganization will be to restructure the Debtors' obligations to creditors in a manner which permits Farmland to continue as a viable business.  The Bankruptcy Code allows the Debtors the exclusive right to file a plan of reorganization during the first 120 days of the Chapter 11 cases, or such longer or shorter time as the Court orders.  Although management expects to file a plan of reorganization, there can be no assurance at this time whether or when a plan of reorganization will be proposed by the Debtors, how liabilities and equity interests will be treated in the plan, that it will be approved by the various classes of creditors and equity holders, or that it will be approved or confirmed by the Court.  If the exclusivity period were to expire or be terminated, other interested parties, such as creditors, would have the right to propose alternative plans of reorganization.  The plan of reorganization could substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited Condensed Consolidated Financial Statements.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the development and confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all debt covenants under the debtor-in-possession credit facility, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

Critical Accounting Policies

The unaudited Condensed Consolidated Financial Statements of Farmland are prepared in conformity with accounting principles generally accepted in the United States for interim reporting purposes.  The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Farmland believes that of its significant accounting policies the following may involve a higher degree of judgments, estimates, and complexity:

·            going concern;

·            estimating the allowance for doubtful accounts;

·            estimating an accrued environmental liability;

·            accounting for bankruptcy proceedings;

·            accounting for income taxes;

·            valuation of long-lived and intangible assets, including goodwill;

·            valuation of derivative financial and commodity instruments;

·            accounting for discontinued operations;

·            inventory valuation; and

·            pension cost and prepaid pension cost.

Going Concern.  Continuation of an entity, commonly referred to as a "going concern", is assumed in financial reporting.  The going concern assumption is fundamental when assessing whether assets are valued at an amount which will be realized through normal operations and whether liabilities will be paid in the ordinary course of business.  If this assumption were to change, the impact on our results of operations and financial position could be material.

Allowance for doubtful accounts.  Our management must make estimates of the uncollectability of our accounts receivables.  Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, including conditions in the industries in which our customers operate, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance from continuing operations was $315.1 million, net of allowance for doubtful accounts of $15.5 million, as of May 31, 2002.

Accrued environmental liability.  We accrue a liability related to pending environmental investigation, remediation and monitoring costs which are probable and which can be reasonably estimated.  As of May 31, 2002, we had recorded a liability of $22.1 million related to our estimate of environmental matters at various National Priority List sites and other sites where no claim or assessment has been made.  We have also accrued $4.9 million in environmental costs associated with plant closures.  These accruals may increase or decrease materially and may materially impact our results of operations and financial position as:

·         additional information becomes known;

·         technology available for clean-up and remediation improves;

·         management decides to close certain facilities which have environmental closure plans in effect;

·         new environmental laws are enacted and/or existing environmental laws are amended or  rescinded; and

·         additional potentially responsible parties are identified and/or previously identified potentially             responsible parties file for bankruptcy protection.

Bankruptcy Proceedings.  As a result of the filing of Debtors' petitions under Chapter 11 of the Bankruptcy Code, Farmland's unaudited Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".  SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements.  However, it does require that the financial statements for the periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in Farmland's unaudited Condensed Consolidated Balance Sheet as Liabilities Subject to Compromise and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the Debtors be reported separately as Reorganization expenses in our unaudited Condensed Consolidated Statements of Operations.  As a result of the reorganization proceedings under Chapter 11, the Debtors may be required to take actions which may cause assets  to be realized, or liabilities to be liquidated, for amounts other than those reflected in the unaudited Condensed Consolidated Financial Statements.

The plan of reorganization being developed by the Debtors is subject to approval by various creditors and must be approved and confirmed by the Court.  Once the plan of reorganization has been confirmed, the amounts and characterization of liabilities currently disclosed in our unaudited Condensed Consolidated Financial Statements could change materially.  As of May 31, 2002, our Liabilities Subject to Compromise balance was $943.8 million.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  We cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts and, as a result, no allowance has been recorded for these items.

Accounting for income taxes.  As part of the process of preparing our unaudited Condensed Consolidated Financial Statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax expense, estimating the portion of our results related to transactions with members, and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes relating to nonmember business.  These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income or through implementation of available tax planning strategies.  To the extent we believe that recovery is not likely, we establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  As of May 31, 2002, we have not recorded a valuation allowance.  However, future decisions made by our Board, future decisions made by the Court, future operating results or changes in tax laws may adversely affect our ability to recover some or all of our deferred tax assets and could materially impact our results of operations and financial position.

Valuation of long-lived and intangible assets, including goodwill.  We assess the impairment of long-lived assets, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

·         significant underperformance relative to expected historical or projected future operating results;

·         significant changes in the manner of our use of the acquired assets or the strategy for our overall             business; and

·         significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets, identified intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  A change in events or circumstances, including the decision to hold an asset for sale or to abandon an asset, resulting in an impairment charge to enterprise-wide software, goodwill or other long-lived assets could have a material impact on our results of operations and financial position.  Changes in circumstances may occur as a result of decisions made by our Board, or as a result of decisions made by the Court.  Enterprise-wide software (our largest identified intangible asset), goodwill, and property, plant and equipment had net book values of $28.5 million, $29.4 million and $943.4 million, respectively, at May 31, 2002.  Significant components of property, plant and equipment included our refinery, our crop production manufacturing plants, and our meat slaughtering and processing facilities.  If the Board or the Court determines that any of these assets should be held for sale, the estimated net realizable proceeds from the sale of these assets may be materially less than the current net book value of these assets.  The resulting change to reduce the asset from net book value to net realizable value could have a material impact on our results of operations and financial position.

Events and changes in circumstances, including a continued downturn in our crop production, liquidity issues, and our filing under Chapter 11 of the Bankruptcy Code, resulted in our assessment that the carrying value of certain long-term assets and intangible assets were impaired.  The carrying values of goodwill, other intangible assets and property, plant and equipment were impaired by $21.4 million, $3.8 million, and $23.3 million, respectively during the three month period ended May 31, 2002.

Management is currently evaluating the impact that Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" could have on our financial statements (see Recent Accounting Pronouncements).

Derivative financial and commodity instruments.  Exchange traded instruments are valued at their closing price posted by the exchange.  We use exchange closing prices, primarily the New York Mercantile Exchange, to value over-the-counter instruments.  Volatility in commodity prices may materially impact the value of these instruments and may materially impact our results of operations and financial position.

We also hold a natural gas contract which has been deemed a derivative instrument and which expires in 2010.  As an active market does not exist over this timeframe, we obtain forward price estimates from an independent third party.  Based on these price estimates, we value this contract by calculating estimated cash flows and discounting these cash flows to a net present value.  Changes in the estimated forward cash price or in the appropriate discount rate may materially impact the value of these instruments and may materially impact our results of operations and financial position.

Discontinued operations.  During February 2002, we adopted a formal plan to dispose of our international grain trading subsidiaries, primarily through the orderly liquidation of our business.  Tradigrain's remaining assets primarily consist of trade and issuance receivables.  Such receivables may be difficult to fully collect during the windup of operations.  As a part of our accounting process we have established reserves to reduce these receivables to our best estimate of net proceeds.  However, we may collect more or less proceeds than we have estimated.  Collection of more or less proceeds than estimated could have a material effect on our results of operations and financial position.  Furthermore, the length of time required to liquidate our operations could vary from our estimate, which would affect total general and administrative expenses incurred during this liquidation. Either acceleration or delay of the liquidation could have a material impact on our results of operations.  Under current applicable generally accepted accounting principles (Accounting Principles Board ("APB") Opinion No. 30), we are required to estimate and accrue estimated operating losses during the liquidation period as well as any estimated loss we will incur on final liquidation of assets and settlement of liabilities.  As of May 31, 2002, we did not accrue either a loss for future operations or liquidation loss, as management estimates that the liquidation will not result in a loss in a future period.  If actual events differ from our estimates, there could be a material impact on our results of operations and financial position.

Inventory valuation.  Our crude oil and refined petroleum products are valued at the lower of last-in, first-out ("LIFO") cost or market.  Valuing these products at the lower of first-in, first-out ("FIFO") cost or market could have a material impact on our net income and financial position.  During certain prior quarters, using FIFO inventory costing, applied on a consistent basis, would have increased or decreased pre-tax income for that quarter by as much as $20.0 million.

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

Pension cost and prepaid pension cost.  Our pension cost and our prepaid pension cost are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors.  In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods.  After evaluation of the number of employee terminations we have made in the last 24 months, during the three months ended May 31, 2002 we determined that a partial plan termination had occurred.  This resulted in a $3.2 million charge to reflect in vesting for certain unvested employees, primarily former employees at our closed Dubuque, Iowa pork plant, who were terminated with less than five years of employment.  While management believes that the assumptions used to record pension expense and prepaid pension cost are appropriate, differences in actual experience or changes in assumptions may have a material impact on our results of operations and financial position.

Financial Condition, Liquidity and Capital Resources

As a general matter, Farmland's liquidity depends principally on cash flow from operations and our access to debt capital.  On May 31, 2002, due to significantly limited liquidity, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code.  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  The Debtors are currently operating as debtors-in-possession under the supervision of the Court.  (See Management's Discussion and Analysis of Financial Condition and Results of Operations--Petition for Relief Under Chapter 11 of the United States Bankruptcy Code.)

Farmland has historically maintained two primary sources for debt capital: (1) bank lines of credit and (2) a historically substantially continuous but, as noted below, now suspended public offering of its subordinated debt and demand loan securities.

On February 7, 2002, Farmland and a syndicate of banks, including Deutsche Bank Trust Company Americas, Rabobank, and CoBank, entered into the Pre-petition Credit Facility.  The Chapter 11 petition filings constituted an event of default under the terms of our Pre-petition Credit Facility.  As of the Petition Date, the Debtors were indebted under the Pre-petition Credit Facility in the amount of $399.7 million (consisting of $233.0 million in revolving loans, $31.7 million of letters of credit obligations and a $135.0 million term loan) plus additional fees and expenses.  The Pre-petition Credit Facility was collateralized by a substantial portion of our accounts receivable, inventories, property plant and equipment and intangible assets.

Subsequent to the Petition Date, the Debtors requested and received approval from the Court to use cash proceeds received from collections of pre-petition accounts receivable for working capital needs on an interim basis, up to a maximum amount of $3.0 million, until such time as debtor-in-possession financing could be arranged.

Subsequent to May 31, 2002, the Debtors and a syndicate of banks, including Deutsche Bank Trust Company Americas, entered into the DIP Credit Facility, which was subsequently revised and approved by the Court, to provide up to $306.0 million in post-petition financing.  The DIP Credit Facility expires on the occurrence of an event that constitutes commitment termination date as defined in the agreement or, if no such event has occurred, on November 30, 2003.  All outstanding borrowings under the DIP Credit Facility are due and payable on the commitment termination date.

The DIP Credit Facility is collateralized by a first priority priming lien in all assets of the Debtors including all real, personal and mixed property, both tangible and intangible, but excluding rights in respect to avoidance actions approved by the Court under the Bankruptcy Code.  The DIP Credit Facility also allows for super priority administrative expense claim status in the Chapter 11 cases with priority over certain other administrative expenses of the kind specified or ordered pursuant to any provision of the Bankruptcy Code.  By terms of the DIP Facility, Farmland must file a plan of reorganization no later than November 27, 2002.  The DIP Credit Facility includes various restrictive covenants prohibiting the Debtors from, among other things, incurring additional indebtedness, permitting any liens or encumbrances to be placed on property or assets, making investments, or becoming liable for any contingent obligations, all as defined in the agreement.

The $306.0 million DIP Credit Facility is comprised of two components: a $25.0 million Tranche A component and a $281.0 million Tranche B component.  Our ability to borrow under the DIP Credit Facility is limited by several factors, including:

·         the maximum aggregate amount of each of Tranche A and Tranche B of the DIP Credit Facility  is limited to $306.0 million;

·         the amount available under Tranche B is determined periodically through the use of a borrowing  base formula based on the amount and nature of our inventory, receivables and required   reserves;

·         we are subject to two budget covenants contained in the DIP Credit Facility, one that specifies  the maximum amount of the DIP Credit Facility that can be utilized and the second that requires a minimum amount of excess availability under the borrowing base, all as described in the agreement; and

·         we are required to comply with all of the other terms and conditions of the DIP Credit Facility.

Interest on the DIP Credit Facility is variable and is based on a 2.50% spread over the higher of (1) the Prime Rate or (2) the rate which is 50 basis points in excess of the Federal Funds Effective Rate.  Commitment fees of up to 100 basis points are allowed on the unused portion of the DIP Credit Facility.

Commitment fees up to 100 basis points are allowed on the unused portion of  Tranche A of the DIP Credit Facility.  Subsequent to the execution of the DIP Credit Facility, cash received by the Debtors from their operations is generally applied to pay the revolving loans outstanding under  the Pre-petition Credit Facility and may then be advanced under the DIP Credit Facility as liquidity needs dictate.  As calculated at June 30, 2002, availability under the DIP Credit Facility was approximately $57.4 million.

In August 2001, Farmland National Beef Packing Company, L.P. ("FNBPC") established a five year, $225.0 million credit facility with a syndicate of banks.  This facility provides for a line of credit for up to $100.0 million and a term loan of $125.0 million, both of which are nonrecourse to Farmland and not available to Farmland for general purposes.  Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants.  FNBPC was in compliance with all covenants at May 31, 2002.  At May 31, 2002, FNBPC had borrowings of $149.8 million, and $17.2 million of the facility was being utilized to support letters of credit.  At May 31, 2002, availability under the line of credit was approximately $82.8 million.  FNBPC was not included in the Chapter 11 reorganization filings.

During February 2002, a decision was made to dispose of our international grain trading subsidiaries, Tradigrain, through an orderly liquidation of assets and settlement of liabilities.  The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables, and the settlement of trade and financing liabilities.  Our Switzerland subsidiary, which held the primary credit facility to fund the operations of all Tradigrain subsidiaries, filed for creditor protection at that time and all unused lines of credit were rescinded.  Continuing financing is negotiated with the banks on an as needed basis.  All obligations of Tradigrain are nonrecourse to Farmland and Farmland's other affiliates.

Other borrowing arrangements with banks and financial institutions are also maintained by certain of our subsidiaries that were not included in the Chapter 11 filings. Under such arrangements, at May 31, 2002, $4.3 million was borrowed, and an additional $2.6 million was utilized to support letters of credit.  These liabilities are nonrecourse to Farmland.

Under our subordinated debt and demand loan program, which was suspended on October 31, 2000, we offered unsecured debt securities on a best-efforts basis through our wholly-owned broker-dealer subsidiary, Farmland Securities Company.  The types of debt securities offered in this debt program included certificates payable on demand and subordinated debenture bonds. Holders of the subordinated debenture bonds, under certain circumstances, had the option to request the early redemption of outstanding debt securities.  During the nine months ended May 31, 2002, as a result of demands for payment of demand loan securities, regular maturities and early requests for redemptions of subordinated debenture bonds, the outstanding balance of demand certificates decreased by $5.6 million to $12.0 million, and the outstanding balance of subordinated debenture bonds decreased by $59.5 million  to $475.8 million.  As a result of the May 31, 2002 petition filings by the Debtors under Chapter 11 of the Bankruptcy Code, all payments of unsecured debt securities of the Debtors, including the demand loan certificates and the subordinated debenture bonds, and accumulated interest thereon have been suspended and we are no longer accruing interest on the outstanding balances.  The balances outstanding as of the Petition Date are considered pre-petition claims, and as such all future distributions will be subject to the final terms established in the Debtors' plan of reorganization as confirmed by the Court.

Leveraged leasing has been utilized to finance railcars and a significant portion of our crop production equipment.

Farmland has issued and outstanding two million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") with an aggregate liquidation preference of $100.0 million ($50 liquidation preference per share).  The Preferred Shares are not redeemable prior to December 15, 2022.  On and after December 15, 2022, the Preferred Shares may be redeemed for cash at our option, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends.  The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other security.  We did not make the May 1, 2002 dividend payment on the Preferred Shares that was previously declared by our Board of Directors.  The status of the Preferred Shares will be subject to the final terms established in the Debtors' plan of reorganization as confirmed by the Court.

As a cooperative, we could not sell our voting common equity in traditional public or private markets.  Instead, equity was raised largely from payment of the noncash portion of patronage refunds with common stock and associate member common stock and from net income on transactions with nonmembers.

Farmland's operating activities provided $223.9 million in net cash ($99.0 million from continuing operations and $124.9 million from discontinued operations) during the nine months ended May 31, 2002, a $62.2 million decrease as compared to $286.1 million provided in the same period last year.  The decrease in net cash provided by operations is primarily due to a net loss of $236.0 million recognized during the nine months ended May 31, 2002 as compared to a $37.1 million loss during the same period last year.  This increase in net loss is partially offset by a $169.3 million improvement related to changes in our working capital requirements, primarily from decreased accounts receivable and inventory.  The decreases in our working capital requirements are primarily related to our decision to exit our petroleum marketing and distribution business, the formation of our ADM/Farmland venture and discontinuing our international grain trading activities.

Farmland's investing activities used $177.4 million in net cash during the nine months ended May 31, 2002, a $124.2 million increase as compared to $53.2 million in the same period last year.  The primary use of cash was to purchase the leased facility at Coffeyville, Kansas which produces nitrogen-based crop nutrients.  The total purchase price of approximately $261 million included cash of approximately $206 million and the application of $55 million of prepaid lease payments.  Therefore, only $206 million is reflected as a capital expenditure in our unaudited Condensed Consolidated Statements of Cash Flows.  Through this transaction, we also extinguished approximately $220 million of off-balance sheet lease commitments.

Farmland's financing activities used $46.5 million in net cash during the nine months ended May 31, 2002, a $186.5 million decrease as compared to $232.9 million used in the same period last year.  Due to decreases in cash provided by operations and increased cash used for investing activities we had significantly less cash remaining to use toward reducing our debt then we did during the same period last year.

Results of Operations

General factors affecting results of operations

     Seasonality

In view of the seasonality of Farmland's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

     Volatility

We operate in the crop production, petroleum, feed, refrigerated foods and grain businesses.  Our sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, production efficiencies, and currency fluctuations, tariffs and other factors affecting United States imports and exports.  In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations.  Historically, changes in the cost of raw materials used in the manufacture of Farmland's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold.  Management cannot determine the extent to which the factors mentioned above may impact our future operations.  For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports.  In addition, earlier this year, use of nitrogen-based crop nutrients for wheat application was reduced as a result of drought conditions experienced in Oklahoma and Texas, and use of nitrogen-based crop nutrients for corn application was reduced as a result of excessively wet weather in the eastern corn-belt.  Also, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.

     Crop Production

To enhance the efficiency in marketing crop production products to our members, on January 1, 2000, Farmland, Land O'Lakes, and Cenex Harvest States combined their crop production marketing functions into a new venture, Agriliance.  Farmland now sells most of our manufactured product to Agriliance.

To better manage our crop nutrient inventories with existing demand, we temporarily idled part or all of our plants at Beatrice, Nebraska, Dodge City, Kansas, Enid, Oklahoma and Fort Dodge, Iowa for approximately half of our third quarter.  During June 2002, all plants, except Dodge City, Kansas and Coffeyville, Kansas were temporarily idled.  We resumed production at the Beatrice, Nebraska and Fort Dodge, Iowa plants and part of the Enid, Oklahoma plant on July 1, 2002.  We currently plan to resume production at the remaining ammonia plant, in Enid, Oklahoma, during September 2002.  In an effort to increase our cost efficiency, we have ceased manufacturing operations at our plant in Lawrence, Kansas, which produced high cost UAN and was our oldest and most inefficient plant.  We have also closed our plant in Pollock, Louisiana, which was geographically distant from Agriliance's primary marketing area.  Earlier this year, use of nitrogen-based crop nutrients for wheat application was reduced as a result of drought conditions experienced in Texas and Oklahoma.  During the spring season, application of nitrogen-based crop nutrients for corn planting was less than forecasted due to wet weather in the eastern corn-belt.

     Petroleum

Effective November 30, 2001, our sales mix has been affected by the sale of our equity interest in Country Energy to Cenex Harvest States.  Previously, our sales included 41% of all sales sold through our agent, Country Energy.  These sales included Cenex Harvest States' portion of the output of the NCRA refinery at McPherson, Kansas, Cenex Harvest States' refinery at Laurel, Montana, and Farmland's refinery at Coffeyville, Kansas, as well as gasoline and distillates purchased from third parties for resale, and wholesale propane, lubricants and petroleum products.  Subsequent to the sale of our interest in Country Energy, our petroleum sales consist of 100% of the output of our Coffeyville, Kansas refinery.  We no longer participate in sales related to the refineries at McPherson, Kansas or Laurel, Montana; we no longer participate in the resale of petroleum products to third parties; and we have substantially discontinued selling wholesale propane, lubricants and petroleum equipment.  These changes account for a decrease of approximately $160 million in sales for the nine months ended May 31, 2002 as compared with the same period last year.  Concurrent with the sale of our interest in Country Energy, we entered into an agreement with Cenex Harvest States whereby Cenex Harvest States will purchase all refined products produced at our Coffeyville, Kansas refinery.  The selling price for this production is determined by reference to daily market prices within our geographic region.

During the first week of March 2002, our Coffeyville, Kansas refinery was shut down for planned major maintenance activities, also referred to as a turnaround, in order to perform equipment inspections, repairs and capital improvements that could not be performed while the facility was normally operating.  This turnaround project was completed and the refinery was placed back on line during the second week of April 2002.  Under our accounting policy for planned major maintenance adopted September 1, 2000, we no longer accrue in advance for turnaround projects.  As a result, we included in our third quarter operating results expenses of $16.6 million related to the cost of this turnaround project.

     Feed

Effective October 1, 2000, Farmland and Land O'Lakes each contributed substantially all their feed business assets to a newly formed venture (Land O'Lakes Farmland Feed).  As a result of forming this venture, we did not record any sales for our feed business during the three and nine months ended May 31, 2002 and the three months ended May 31, 2001.  We recorded only one month's sales during the nine months ended May 31, 2001.

     World Grain

Effective May 4, 2001, we formed a grain marketing relationship with Archer Daniels Midland Company (ADM).  ADM/Farmland, Inc., a wholly-owned subsidiary of ADM, purchased our United States grain inventories and Farmland Atwood, our wholly-owned grain commission subsidiary.  ADM/Farmland leases and operates our grain elevators throughout the United States.  These leases are in an amount adequate to reimburse us for our depreciation and other ownership expenses.  ADM/Farmland obtains its grain from third party sources.  Farmland also shares in 50% of the earnings or losses of ADM/Farmland.  As a result, effective from the date of formation of this venture, sales, cost of sales, selling, general and administrative (SG&A) expenses and other income generated by this venture are no longer recorded in our unaudited Condensed Consolidated Statements of Operations.  Our share of the net earnings of this venture is now included as a component of equity in net income of investees.  During the nine and three months ended May 31, 2001, for this operation we recognized the following in our unaudited Condensed Consolidated Statements of Operations:

	Nine Months Ended May 31, 2001	Three Months Ended May 31, 2001
(Amounts in Millions)

Sales	$ 1,612.3	$ 555.9
Cost of Sales	$ 1,582.0	$ 552.1
SG&A expenses	$ 24.0	$ 8.7
Other expenses and interest	$ 29.8	$ 17.1

During February 2002, a decision was made to dispose of, within one year, our international grain trading subsidiaries, Tradigrain, through an orderly liquidation of assets and settlement of liabilities.  Accordingly, the results of our international grain operations, net of tax, are reflected as a single line item, "Discontinued Operations," on our unaudited Condensed Consolidated Statements of Operations for both the nine months and the three months ended May 31, 2001 and 2002.  International grain sales, cost of sales and operating expenses are all reflected within the loss from discontinued operations in the unaudited Condensed Consolidated Statements of Operations for all periods presented.

Results of Operations for Nine Months Ended May 31, 2002 Compared to Nine Months Ended May 31, 2001.

Sales for the nine months ended May 31, 2002 decreased approximately $2.3 billion, or 32%, compared with the same period last year.  This decrease is primarily due to a decrease in sales recorded in Farmland's unaudited Condensed Consolidated Statements of Operations resulting from the formation of our ADM/Farmland venture and the sale of our interest in Country Energy, both as described above, combined with a decrease in unit selling prices for refined fuels and crop nutrient products, partly offset by increased sales of refrigerated foods' products.

For the nine months ended May 31, 2002, we had a net loss of $236.0 million compared with a net loss of $37.1 million for the same period last year.  Factors which significantly affected earnings for the nine months ended May 31, 2002, compared with the nine months ended May 31, 2001 include:

·         gross margins decreased $190.7 million primarily as a result of lower margins for our nitrogen-based crop nutrients, refined fuels and refrigerated foods;

·         as a result of filing our petitions under Chapter 11 of the Bankruptcy Code, we recognized $54.7 million in reorganization expenses during the nine months ended May 31, 2002;

·         during the nine month period ended May 31, 2002 we recognized asset impairments and net restructuring costs of $49.2 million (current period impairments of $55.6 million less recoveries and reversals related to prior period impairments of $6.4 million) compared to $79.8 million recognized in the nine month period ended May 31, 2001;

·         a net loss from discontinued operations of $35.3 million (net of income tax expense of $4.8 million) for the nine months ended May 31, 2002 compared with net loss from discontinued operations of $1.0 million (net of income tax benefit of $1.7 million) for the nine months ended May 31, 2001;

·         income for the nine months ended May 31, 2001 included income of $19.8 million (net of income tax expense of $3.3 million) from the cumulative effect of our change in accounting for derivative financial and commodity instruments, as required by adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"), and planned major maintenance costs;

·         our results for the nine month period ended May 31, 2001 included $12.6 million of gains recognized on derivative commodity instruments compared with loss of $4.2 million for the same period this year; and

·         during the nine months ended May 31, 2002, we had a pre-tax gain of $18.0 million from the sale of our interest in Country Energy.

     Crop Production

For the nine months ended May 31, 2002, our unit sales volume increased by 2% compared with the same period last year.  The average unit selling prices of nitrogen-based plant foods for the nine months ended May 31, 2002 decreased by 27%, or $57 per ton, compared with the same period last year.  The net impact was a $166.5 million reduction in crop production sales to $469.4 million for the nine months ended May 31, 2002 compared with crop production sales of $635.9 million for the same period last year.

During the nine months ended May 31, 2001, relatively high natural gas prices caused industry-wide production of nitrogen-based crop nutrients to be curtailed, resulting in increased unit selling prices.

During the nine months ended May 31, 2002, relatively low natural gas prices encouraged manufacturers to increase production of nitrogen-based crop nutrients.  As a result, the average unit selling price was 27% lower during the nine months ended May 31, 2002 as compared to the same period in the prior year.  The decline in selling price was partially offset by a 20% decline in cost of production, of which natural gas cost is the major component.

Significant factors which caused the loss of the crop production segment to increase by $158.8 million to a loss of $164.7 million for the nine months ended May 31, 2002 compared with a loss of $6.0 million in the prior year included:

·         margins decreased $41.4 million, primarily as a result of much lower average unit selling prices partly offset by reduced natural gas costs;

·         during the nine months ended May 31, 2002, compared with the same period in the prior year, we incurred $10.5 million additional costs associated with temporary plant shutdowns;

·         during the nine months ended May 31, 2002, $31.9 million was recorded as asset impairments related to ceasing manufacturing operations at of our Lawrence, Kansas plant and to closing our Pollock, Louisiana plant;

·         during the nine months ended May 31, 2002, $4.6 million in additional environmental accruals were recorded as a result of plant closures;

·         during the nine months ended May 31, 2002, $25.5 million was recorded as an impairment as a result of reducing investments to their net realizable value;

·         during the nine months ended May 31, 2001, derivative commodity instruments associated with idled facilities were sold, resulting in $18.7 million of income recognized;

·         during the nine months ended May 31, 2001, a $4.8 million gain was recognized from the sale of natural gas inventories due to the idled plants; and

·         during the nine months ended May 31, 2001, a nonrecurring gain of $14.6 million was recognized as a result of the change in accounting methods for derivative commodity instruments upon our required adoption of SFAS 133.

These factors were partially offset by:

·         during the nine months ended May 31, 2002, compared with the same period in the prior year, earnings from investees increased $3.9 million; and

·         during the nine months ended May 31, 2002, $3.3 million of gains were realized from the sale of assets.

     Petroleum

Sales of the petroleum segment decreased $563.7 million, or approximately 43%, for the nine months ended May 31, 2002 compared with the same period last year.  The decrease was primarily related to lower per unit selling prices for gasoline, distillates and diesel fuels combined with a 12% decrease in units sold.  The decrease in unit prices for refined fuels was a result of excess supplies across the country.  These excess supplies were primarily the result of decreased demand after the terrorist attacks on September 11, 2001 and a mild winter that affected usage of distillate heating oil.  Also, during periods of relatively high natural gas prices, power plants will tend to switch from using natural gas to fuel oil to meet their energy requirements.  Natural gas prices were significantly lower this winter than last winter, resulting in lower demand by power plants for fuel oil.  Increased demand for distillates used in the production of jet fuels used for military operations was largely offset by a decrease in jet fuel demand by commercial aircraft.  The decrease in units sold resulted primarily from the shutdown of our Coffeyville, Kansas refinery during March 2002 and a part of April 2002 in order to perform planned major maintenance activities.  These planned major maintenance activities are also referred to as a turnaround.

Income of the petroleum segment decreased $91.1 million during the nine months ended May 31, 2002 as compared to the same period last year.  Margins decreased by $110.7 million primarily due to the narrowing of the spread between crude oil costs and refined fuel selling prices.  Although the spread had been very strong during early September 2001, the subsequent decrease in demand and resulting oversupply of refined products forced the spread levels to five-year lows during our second quarter and remained at low levels through the third quarter.  Margins were also reduced because we were unable to produce product during the turnaround period and because we incurred turnaround expenses, included in cost of sales of approximately $16.6 million.

Other significant factors affecting the decrease in income included:

·         during the nine months ended May 31, 2002, as compared with the same period in the prior year, our income from investees decreased $8.3 million, primarily as a result of the dissolution of Cooperative Refining, LLC effective December 31, 2000; and

·         during the nine months ended May 31, 2001, a nonrecurring gain of $2.4 million was recognized as a result of the change in accounting methods for derivative commodity instruments as required to comply with SFAS 133.

These factors were offset by:

·         during the nine months ended May 31, 2002, a pre-tax gain of $18.0 million on the sale of our equity interest in Country Energy to Cenex Harvest States during November 2001; and

·         a decrease of $10.5 million in net interest expense for the nine months ended May 31, 2002, as             compared with the same period in the prior year.

     Feed

Our feed segment recorded net income of $3.3 million during the nine months ended May 31, 2002, an increase of $5.1 million as compared to a net loss of $1.8 million in the same period last year.  The increase is primarily related to non-recurring changes associated with LOLFF's rationalization of its manufacturing facilities during the nine months ended May 31, 2001.

     Refrigerated Foods

During the nine months ended May 31, 2002, sales in the refrigerated foods segment increased $120.4 million, or 3%, compared with the same period last year.  This increase is primarily due to an 8% increase in unit sales volume, partially offset by a 4% decrease in unit selling price.  The increase in unit sales volume was primarily due to increased slaughter levels resulting from a surplus of cattle and hogs and increased plant efficiencies.  Unit selling prices in our fresh pork product lines declined primarily as a result of competing proteins on the domestic market due to the Russian import ban on poultry products.

Income in the refrigerated foods segment increased by $24.2 million during the nine months ended May 31, 2002 to an income of $29.6 million compared to an income of $5.5 million in the same period last year.  Margins decreased $6.2 million during the nine months ended May 31, 2002 as compared with the same period last year due to lower per unit margins for beef partly offset by higher unit margins for pork and increased unit volumes.  Margins have been adversely affected by a surplus of competing proteins on the domestic market due to the Russian import ban on poultry products.  Our Case Ready product line continues to show improved margins.  Case Ready refers to meat products which are prepared to the specifications of retailers and which do not require additional preparation work prior to sale by the retailer.  This decrease in margins was offset by a $4.9 million decrease in SG&A expenses (net of $3.2 million expense recognized as a result of a partial plan termination, see Critical Accounting Policies - Pension cost and prepaid pension cost), a $24.6 million increase in other income and a $3.9 million decrease in minority owners' interest in net income of subsidiaries.  The increase in other income is primarily related to a $17.7 million reduction in plant shutdown cost incurred last year, a $6.6 million increase in income from derivative commodity instruments and a $3.0 million reimbursement from our partner in aLF Ventures of expenses incurred in a prior year, partly offset by a $3.1 million loss from the sale of our 50% ownership interest in a feedlot in Liberal, Kansas.

     World Grain

Sales of the world grain segment, excluding our international grain operations which are classified as discontinued operations, decreased $1.6 billion for the nine months ended May 31, 2002 compared with the same period last year.  The decrease was primarily a result of the formation of a contractual grain marketing relationship between Farmland and ADM, effective May 4, 2001.  As a result, we no longer record domestic grain sales, cost of sales or operating expenses in our unaudited Condensed Consolidated Statements of Operations.

World grain incurred a net loss of $38.2 million for the nine months ended May 31, 2002 compared with a net loss of $24.9 million in the same period last year.  Our international grain operations incurred a loss of $35.3 million (net of income tax expense of $4.8 million) for the nine months ended May 31, 2002, compared to a loss of $1.0 million (net of income tax benefit of $1.7 million) last year.  Prior to our decision to discontinue our international grain operations in February 2002, we had recognized a loss of $13.3 million for the six month period ended February 28, 2002, a decrease in income of $18.2 million compared to the same period last year, primarily as a result of decreased gross margins on commodities sold.  Since that time we have been winding down our operations by liquidating our inventories, collecting our accounts receivable, paying our liabilities, selling property plant and equipment and closing down our trading offices.  In the last three months we have recognized a loss of $17.2 million related to these activities.  Results of our international grain operations are included in the loss from discontinued operations, net of tax, in our unaudited Condensed Consolidated Statements of Operations.  The decrease in income from international operations was partly offset by a $21.0 million improvement, when compared to last year, in our North American operations, which are now a part of ADM/Farmland.  This improvement is primarily the result of improving our cost structure and reducing interest costs through placing our operations in the ADM/Farmland venture.

     Other Operating Units

Segment income for other operating units was $4.5 million for the nine months ended May 31, 2002, an increase of $30.9 million compared with a loss of $26.4 million in the prior year.  This improvement is primarily a result of our decision in May 2001 to close Heartland Wheat Growers, our subsidiary that produced wheat gluten at a facility in Russell, Kansas.  When the decision was made to close the facility because of prolonged depressed wheat gluten prices, we recorded an asset impairment of $15.5 million and an accrual for anticipated shutdown costs of $4.9 million.  Subsequent to the plant closure, we sold the assets of the plant.  As a result of the sale in October 2001, we recognized a gain on the sale of assets of $3.5 million and reversed part of the shutdown accrual in the amount of $2.7 million.  Also, there was a reduction of $4.1 million in SG&A expenses due to Farmland's decision to exit non-strategic businesses, partially offset by reorganization expense of $3.3 million recognized as a result of closing, concurrent with our bankruptcy filing, our wholly-owned subsidiary, Northeast Arkansas Oil Company LLC (NEA).  NEA leased and operated 16 convenience stores in northeast Arkansas.

     Selling, General and Administrative Expenses

For the nine months ended May 31, 2002, SG&A expenses from continuing operations decreased $30.6 million, or approximately 11%, from the same period last year.  SG&A expenses directly associated with business segments decreased $27.6 million.  The decrease is primarily related to the formation of our Land O'Lakes Farmland Feed and ADM/Farmland joint ventures and to our exiting of certain non-strategic businesses.  This decrease is partly offset by a $8.7 million increase in crop production's SG&A expense primarily from the $3.8 million write down of deferred software costs and the recognition of $4.6 million in additional environmental closure expense related to our Lawrence, Kansas and Pollock, Louisiana plants.

     Restructuring and Other Charges

We incurred restructuring and other charges of $49.2 million (current period restructuring costs of $55.6 million less recoveries and reversals related to prior period restructuring costs of $6.4 million) for the nine months ended May 31, 2002, a decrease of $30.6 million compared with restructuring and other charges of $79.8 million in the same period last year.  Restructuring and other charges directly associated with business segments decreased by $4.2 million primarily related to our decision to close certain facilities and exit non-strategic businesses, as more fully described in the above segment discussion.  Restructuring and other charges not directly associated with business segments decreased by $26.3 million, as we recorded a charge last year to write-off a portion of our enterprise-wide integrated software system associated with businesses which have been closed, sold or contributed to ventures.

The following is the effect of our restructuring charges (income) on segment income:

	Nine Months Ended
	May 31	May 31
	2001	2002
	(Amounts in Millions)

Crop Production	$-0-	$55.2
Petroleum	2.7	-0-
Feed	-0-	-0-
Refrigerated Foods	17.2	-0-
World Grain	12.0	-0-
Other	47.9	(6.0)
Restructuring and other charges	$79.8	$49.2

     Interest Expense

Interest expense from continuing operations decreased $24.6 million for the nine months ended May 31, 2002, compared with the same period last year due primarily to decrease in our average outstanding borrowings and our average borrowing rate.

     Other Income

Other income decreased $23.5 million for the nine months ended May 31, 2002 compared with the same period last year.  Other income directly associated with business segments decreased $19.7 million, as more fully described in the above segment discussion.  Other income not directly associated with business segments decreased $4.5 million for the nine months ended May 31, 2002 compared with the same period last year, primarily related to the $4.4 million gain recognized during the same period last year on the sale of our 50% equity interest in One System Group, LLC, a provider of information services.

     Reorganization Expenses

Reorganization expenses of $54.7 million during the nine months ended May 31, 2002 consist of cost associated with the Chapter 11 proceedings that are not directly attributable to the on-going operations of Farmland.  Such costs include $53.0 million for the recognition of asset impairments, primarily related to goodwill and other assets associated with businesses that will be closed or discontinued, the remaining balances of deferred loan origination fees and security commissions, and $1.7 million in professional fees.  For segment reporting, Reorganization expenses have been included as a component of unallocated corporate expenses.

     Tax Benefit

The income tax benefit from continuing operations increased $43.3 million for the nine months ended May 31, 2002, compared with the same period last year primarily due to the increase in our loss from continuing operations before income taxes, partly offset by a decrease in our estimated effective tax rate.  The decrease in the effective tax rate is a result of our current estimate of the percentage of annual loss which will be patronage-sourced in 2002 compared to 2001.

Results of Operations for Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001.

Sales for the three months ended May 31, 2002 decreased approximately $976.8 million, or 38%, compared with the same period last year.  This decrease was primarily due to a decrease in sales recorded in Farmland's unaudited Condensed Consolidated Statements of Operations resulting from the formation of our ADM/Farmland venture, the sale of our interest in Country Energy, and decreases in unit selling prices for refined fuels and nitrogen-based crop nutrients.

For the three months ended May 31, 2002, we had net loss of $189.5 million compared with a net loss of $42.4 million for the same period last year.  Factors which significantly affected earnings for the three months ended May 31, 2002, compared with the three months ended May 31, 2001 included:

·         gross margins decreased $125.3 million primarily as a result of lower margins for our nitrogen-based crop nutrients, refined fuels and refrigerated foods;

·         as a result of filing our petitions under Chapter 11 of the Bankruptcy Code, we recognized $54.7 million in reorganization expenses during the three months ended May 31, 2002;

·         during the three month period ended May 31, 2002 we recognized asset impairments and restructuring costs of $55.6 million compared to $79.8 million recognized in the three month period ended May 31, 2001; and

·         a net loss from discontinued operations of $21.1 million (net of income tax expense of $3.9 million) for the three months ended May 31, 2002 compared with net loss from discontinued operations of $6.9 million (net of income tax benefit of $0.7 million) for the three months ended May 31, 2001.

     Crop Production

Sales of the crop production segment were $181.7 million for the three months ended May 31, 2002 compared with sales of $296.7 million for the same period last year.  The decrease was primarily due to a 29% decrease in unit selling prices, combined with a 13% decrease in unit sales, primarily because of adverse weather conditions.  During the three months ended May 31, 2001, relatively high natural gas prices caused industry-wide production of nitrogen-based crop nutrients to be curtailed, resulting in increased unit selling prices.  During the three months ended May 31, 2002, relatively low natural gas prices encouraged manufacturers to increase production of nitrogen-based crop nutrients.  As a result, average unit selling prices were lower during the three months ended May 31, 2002 as compared to the same period in the prior year.  The decline in selling price was partially offset by a decline in the cost of production, of which the cost of natural gas is a major component.

Significant factors which caused the loss of the crop production segment to increase by $82.8 million to a loss of $86.7 million for the three months ended May 31, 2002 compared with a loss of $3.9 million in the prior year included:

·         margins decreased $9.5 million, primarily as a result of much lower average unit selling prices partly offset by reduced natural gas costs;

·         during May 2002, $35.5 million was recorded as asset impairments related ceasing manufacturing operations at our Lawrence, Kansas plant and to closing our Pollock, Louisiana plant;

·         during May 2002, $23.3 million was recorded as an impairment as a result of reducing our equity investments in Farmland Hydro L.P., Frontier Fertilizer and Chemical Co. and Pinnacle Barge Company to their estimated net realizable values;

·         during May 2002, $4.6 million in additional environmental accruals were recorded as a result of plant closures; and

·         during the three months ended May 31, 2002, compared with the same period in the prior year, we incurred $8.8 million in additional costs associated with temporary plant shutdowns.

     Petroleum

Sales of the petroleum segment decreased $292.9 million, or approximately 66%, for the three months ended May 31, 2002 compared with the same period last year.  The decrease was primarily the result of a 51% decrease in units sold combined with lower unit selling prices for gasoline, distillates and diesel fuels.  The decrease in units sold was a result of shutting down the refinery for a part of our third quarter in order to perform a planned turnaround project.  The decrease in unit prices for refined fuels was a result of excess supplies across the country.  These excess supplies were the result of decreased demand after the terrorist attacks on September 11, 2001 and a mild winter that reduced usage of distillate heating oil.  Also, during periods of relatively high natural gas prices, power plants will tend to switch from using natural gas to fuel oil to meet their energy requirements.  Natural gas prices were significantly lower this winter than last winter, resulting in lower demand by power plants for fuel oil.  Increased demand for distillates used in the production of jet fuels used for military operations was largely offset by a decrease in jet fuel demand by commercial aircraft.

The petroleum segment incurred a loss of $55.1 million during the three months ended May 31, 2002, a $94.7 million decrease as compared to income of $39.6 million in the same period last year.  Margins decreased by $90.5 million primarily due to the narrowing of the spread between crude oil costs and refined fuel selling prices resulting from an oversupply of refined products.  Margins were also reduced because we were unable to produce product during the turnaround period and because we incurred turnaround expenses, included in cost of sales, of approximately $16.6 million.  In addition to the decrease in margins, we incurred a decrease of $8.1 million in derivative income recognized, partly offset by a $3.1 million decrease in net interest expense.

     Feed

Income for our feed segment was $0.6 million during both the three months ended May 31, 2002 and the three months ended May 31, 2001.  Changes in components of feed's earnings include a $1.1 million decrease in equity in earnings form LOLFF, partly offset by a decrease in net interest expense of $0.5 million and a gain of $0.4 million from partial proceeds received from a settlement related to vitamin supplements for animal feed.

     Refrigerated Foods

During the three months ended May 31, 2002, sales in the refrigerated foods segment increased $5.8 million, or 0.5%, compared with the same period last year.  This increase was primarily due to an 11% increase in unit sales volume, mostly offset by a 10% decrease in unit selling price.  The increase in unit sales volume was primarily due to increased slaughter levels resulting from a surplus of cattle and hogs and increased plant efficiencies.  Unit selling prices in our fresh pork product lines declined primarily as a result of competing proteins on the domestic market due to the Russian import ban on poultry products.

The refrigerated foods' segment incurred a loss of $3.9 million during the three months ended May 31, 2002, a $5.1 million improvement as compared with a loss of $9.0 million in the same period last year.  Margins decreased $18.9 million during the three months ended May 31, 2002 as compared with the same period last year due to higher variable costs as a result of increased unit volumes and lower per unit selling prices.  Margins have been adversely affected by a surplus of competing proteins on the domestic market due to the Russians import ban on poultry products.  This decrease in margins is offset by a $2.0 million decrease in SG&A expenses (net of $3.2 million expense recognized as a result of a partial plan termination, see Critical Accounting Policies - Pension cost and prepaid pension cost), a $19.2 million increase in other income, and a $4.4 million decrease in minority owners' interest in net income of subsidiaries.  The increase in other income is primarily related to a $15.4 million reduction in plant shutdown cost incurred last year and a $3.5 million increase in income from derivative commodity instruments.

     World Grain

Sales of the world grain segment decreased $555.9 million for the three months ended May 31, 2002 compared with the same period last year.  The decrease was primarily a result of the formation of a contractual grain marketing relationship between Farmland and ADM, effective May 4, 2001.  As a result, we no longer record domestic grain sales, cost of sales or operating expenses in our unaudited Condensed Consolidated Statements of Operations.

World grain's loss decreased by $5.7 million during the three months ended May 31, 2002 to loss of $23.5 million compared with a loss of $29.2 million in the same period last year.  Our international grain operations incurred a loss of $21.1 million (net of income tax expense of $3.9 million) during the three months ended May 31, 2002, compared with a loss of $6.9 million (net of income tax benefit of $0.7 million) in the same period last year, primarily as a result of our activities related to winding down of our international grain operations, including liquidating inventories, collecting accounts receivables, paying liabilities, selling property plant and equipment, and closing our trading offices.  The decrease in income from international operations was offset by a $19.9 million improvement in our North American operations, which are now a part of ADM/Farmland.  This improvement is primarily the result of improving our cost structure and reducing interest costs through placing our operations in the ADM/Farmland venture.

     Other Operating Units

Segment loss for other operating units was $2.4 million for the three months ended May 31, 2002, an improvement of $20.2 million compared with a loss of $22.6 million in the prior year.  This improvement was primarily due to significant losses recognized last year as Farmland made decisions to close certain facilities and exit non-strategic businesses.  During May 2001, we closed Heartland Wheat Growers, our subsidiary which produced wheat gluten at a facility in Russell, Kansas, because of prolonged depressed wheat gluten prices.  When the decision was made to close the facility, we recorded an asset impairment of $15.5 million and an accrual of $4.9 million for anticipated shutdown costs.  These improvements were partially offset by reorganization expense of $3.3 million recognized as a result of the closing, concurrent with our bankruptcy filing, of our wholly-owned subsidiary, NEA in May 2002.  NEA leased and operated 16 convenience stores in northeast Arkansas.

     Selling, General and Administrative Expenses

For the three months ended May 31, 2002, SG&A expenses decreased $5.2 million, or approximately 5% from the same period last year.  SG&A expenses directly associated with business segments decreased $1.5 million.  The decrease is primarily related to the formation of our ADM/Farmland joint venture and to our exiting of certain non-strategic businesses.  This decrease is partly offset by a $9.5 million increase for crop production primarily from the $3.8 million write down of deferred software costs and the recognition of $4.6 million in additional environmental closure expense related to the Lawrence, Kansas and Pollock, Louisiana plants.    SG&A expenses not directly associated with business segments decreased by $3.6 million.

     Restructuring and Other Charges

We incurred restructuring and other charges of $55.6 million for the three months ended May 31, 2002, a decrease of $24.2 million compared with restructuring and other charges of $79.8 million in the same period last year.  Restructuring and other charges directly associated with business segments increased by $2.1 million primarily related to our decision to close certain facilities and exit non-strategic businesses, as more fully described in the above segment discussion.  Restructuring and other charges not directly associated with business segments decreased $26.3 million, as we recorded a charge last year to write-off a portion of our enterprise-wide integrated software system associated with businesses which have been closed, sold or contributed to ventures.

The following is the effect of our restructuring charges on segment income:

	Three Months Ended
	May 31	May 31
	2001	2002
	(Amounts in Millions)

Crop Production	$-0-	$55.2
Petroleum	2.7	-0-
Feed	-0-	-0-
Refrigerated Foods	17.2	-0-
World Grain	12.0	-0-
Other	47.9	0.4
Restructuring and other charges	$79.8	$55.6

     Interest Expense

Interest expense from continuing operations decreased $5.1 million for the three months ended May 31, 2002 compared with the same period last year due primarily to a decrease in our  average outstanding borrowings and our average borrowing rate.

     Other  Income

Other income decreased $18.9 million for the three months ended May 31, 2002 compared with the same period last year.  Other income directly associated with business segments decreased $19.6 million, as more fully described in the above segment discussion.  Other income not directly associated with business segments increased $0.7 million for the three months ended May 31, 2002 compared with the same period last year.

     Reorganization Expenses

Reorganization expenses of $54.7 million during the three months ended May 31, 2002 consist of costs associated with the Chapter 11 proceedings that are not directly attributable to the on-going operations of Farmland.  Such costs include $53.0 million for the recognition of asset impairments, primarily related to goodwill and other assets associated with businesses that will be closed or discontinued, the remaining balances of deferred loan origination fees and security commissions, and $1.7 million in professional fees.  For segment reporting, Reorganization expenses have been included as a component of unallocated corporate expenses.

     Tax Benefit

The income tax benefit from continuing operations increased $32.6 million for the three months ended May 31, 2002 compared with the same period last year primarily due to the increase in our loss from continuing operations before income taxes, partly offset by a decrease in our estimated effective tax rate.  The decrease in the effective tax rate is a result of our current estimate of the percentage of annual loss which will be patronage-sourced in 2002 compared to 2001.

Recent Accounting Pronouncements

SFAS No. 141 "Business Combinations" is effective for business combinations initiated after June 30, 2001.  A business combination occurs when an enterprise acquires net assets that constitute a business or equity interests of one or more other enterprises and obtains control over that enterprise or enterprises.  For purposes of the final Statement, the formation of a joint venture is not a business combination.  Business combinations, which are initiated after June 30, 2001, must use the purchase method of accounting, and the pooling of interest method of accounting is prohibited.  We do not anticipate that adoption of this statement will have a material effect on Farmland's financial position or our results of operations.

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued during June 2001 by the FASB.  On adoption of this standard, goodwill and other intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets will need to be tested annually for impairment.  For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142, will be effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003).  For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  At May 31, 2002 the carrying value of goodwill in our unaudited Condensed Consolidated Balance Sheets was $29.4 million.  For the nine month period ended May 31, 2002, Farmland recognized goodwill amortization of $0.8 million arising from business combinations with non-cooperatives and $1.9 million from business combinations with cooperatives.  Management is currently reviewing what, if any, impact the provisions of this statement will have on our financial statements and results of operations.

SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued during June 2001, by the FASB.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss would be recognized on settlement.

Farmland is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending November 30, 2002 (our fiscal year 2003).  To accomplish this, Farmland must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption.  The determination of fair value is complex and will require Farmland to gather market information and develop cash flow models.  Additionally, Farmland will be required to develop processes to track and monitor these obligations.  Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued during October 2001, by the FASB.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement.

This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.  However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.

This statement is effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003).  Management is currently reviewing the impact that the provisions of this statement will have on our financial statements and results of operations.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Farmland's grain trading commodity contracts have been materially reduced since August 31, 2001.  Market risk exposure related to grain trading contracts, as measured using sensitivity analysis, has been reduced from $15.8 million as of August 31, 2001 to $1.5 million as of May 31, 2002.  Except as described above, Farmland's market exposure for derivative transactions entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk has not materially changed since August 31, 2001.  Quantitative and qualitative disclosures about market risk are contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2001.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Form to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland.  The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.  Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes the assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis will almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances.  Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, the expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted regulations related to low sulfur gasoline and diesel fuel, the level of capital expenditures and monetary sanctions which will be required as a result of EPA proceedings, Court approval of a plan of reorganization, our ability to successfully implement any Court approved plan of reorganization, the adequacy of the DIP Credit Facility to satisfy our liquidity requirements, our ability to sell assets held for sale at their estimated net realizable value, our ability to realize our deferred tax assets, and our ability to liquidate our Tradigrain operation without incurring future losses.  Discussion containing such forward-looking statements is found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In November 1999, Farmland commissioned a voluntary audit at its Coffeyville, Kansas petroleum refinery to verify compliance with the construction permitting requirements of the state and federal Clean Air Acts.  We submitted a report detailing the audit findings to Region VII of the United States Environmental Protection Agency ("EPA") on September 19, 2000.  In order to satisfy procedural prerequisites to resolve the findings, on January 17, 2002, EPA issued us a notice of violation.  The notice of violation seeks both injunctive relief in the form of installation of additional pollution control equipment and monetary sanctions.  At this point, it is not possible to determine the cost of control device installations necessary to satisfy the EPA; however, we believe it is reasonably possible that the costs may eventually exceed $15 million.  Also, at this stage of these proceedings it is not possible to predict the final amount of monetary sanctions that will be necessary to resolve this matter.  However, it is reasonably possible that the associated monetary sanctions may exceed $100,000.

On May 31, 2002, Farmland and certain of our subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.  This action is described in detail in Note 1 of the unaudited Condensed Consolidated Financial Statements, and is incorporated herein by reference.

Item 3.     Defaults Upon Senior Securities

(a)            Farmland defaulted on a $9.6 million term loan principal payment due May 31, 2002.  By terms of the governing Credit Agreement, as of May 31, 2002 we were in default in respect to $264.7 million of revolving loans (including $31.7 million of letters of credit obligations), and a $135.0 million term loan.  By terms of their respective indentures, as of May 31, 2002 we were in default on $556.9 million of subordinated debenture bonds (including $76.3 million of accumulated interest) and $12.0 million of demand loan certificates.  As of May 31, 2002 we were also in default in respect to $6.2 million of accrued interest on the above securities.

(b)            Farmland did not pay a $2 million dividend, due May 1, 2002, related to our Series A cumulative redeemable preferred shares.

Item 6.          Exhibits and Reports on Form 8-K.

     (a)     Exhibits

The exhibit listed below is filed as part of Form 10-Q for quarter ended May 31, 2002.

Exhibit No.	Description of Exhibit
10.(iii)H	Employment agreement between Farmland and Mr. Robert Terry, dated May 10, 2002

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMLAND INDUSTRIES, INC.

(Registrant)

By:        /s/  STEVEN R. RHODES

Steven R. Rhodes

Executive Vice President

and Chief Financial Officer

Date:  July 15, 2002

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.(iii)H	Employment agreement between Farmland and Mr. Robert Terry, dated May 10, 2002