Form 10-K
period 2002-08-31
FARMLAND INDUSTRIES INC
filed 2002-11-27
CIK 34616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2002
OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-11629

Farmland Industries, Inc.
Debtors-in-Possession as of May 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ X ]

Farmland Industries, Inc. is a cooperative.  Its voting stock can only be held by its members.  No public market for voting stock of Farmland Industries, Inc. is established and it is unlikely, in the foreseeable future, that a public market for such voting stock will develop.

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently second fiscal quarter. $0

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ] Not Applicable

Documents incorporated by reference:     None

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

Farmland Industries, Inc., founded in 1929 and formally incorporated in Kansas in 1931, is a farm supply cooperative and a processing and marketing cooperative.  Its principal executive offices are at 12200 N. Ambassador Dr., Kansas City, Missouri  64163 (telephone 816-713-7000).  Unless the context suggests otherwise, (i) "Farmland", "we", "us", or "our" refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31, and (iii) the term "member" means (a) any voting member, (b) any associate member, or (c) any other non-member individuals, cooperatives or other entities doing business with Farmland under an agreement to accept qualified patronage refunds as taxable income in the year received.  See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings."

Recent Developments

     Bankruptcy Proceedings

On May 31, 2002 (the "Petition Date"), Farmland Industries, Inc. and four of its subsidiaries, Farmland Foods, Inc., Farmland Pipe Line Company, Farmland Transportation, Inc., and SFA, Inc., (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, Western District of Missouri (the "Court") (Joint Case Number 02-50557-JWV).  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  We continue to manage the business, as debtors-in-possession, but may not engage in transactions outside the ordinary course of business without the approval of the Court.

The Debtors sought relief under the Bankruptcy Code due to insufficient liquidity.  Operating losses in our crop production and petroleum businesses, coupled with planned maintenance on our Coffeyville, Kansas refinery, significantly hampered our cash flow during the spring of 2002.  In our Form 10-Q for the quarter ended February 28, 2002, filed with the Securities and Exchange Commission, we stated that we might be forced to seek protection from creditors if conditions did not improve.  Concerns regarding our financial condition led to increased cash demands and more restrictive payment terms from our trade creditors, as well as increased demands for early redemptions of subordinated debt, which adversely affected our liquidity and our ability to fund our ongoing operations and service our debt.  These factors primarily led to our filing for protection under the Bankruptcy Code.

On June 4, 2002, the Court appointed a committee to represent the interests of unsecured creditors (the "Creditors' Committee") and a committee to represent the interests of bondholders (the "Bondholders' Committee").  The Creditors' Committee and the Bondholders' Committee are comprised of representatives of the Debtors' unsecured creditors and bondholders, respectively.  Both committees review and gather information about the Debtors' financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of each committee, including fees for attorneys and other professionals, to the extent allowed by the Court.

Subsequent to May 31, 2002, the Court approved the Debtors' request to enter into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtors-in-possession financing ("the DIP Credit Facility").  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources" for additional information regarding the DIP Credit Facility.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  Damages related to rejected contracts are a pre-petition claim.  We have estimated and accrued our liability resulting from contracts rejected through August 31, 2002 and this estimated liability, in the amount of $14.2 million, is included in our Consolidated Balance Sheets as Liabilities Subject to Compromise.

As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  The Court has set January 10, 2003 (the "Bar Date"), as the date on which creditors must file proof of claims against the Debtors.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors' liabilities and equity interests would be restructured.  This plan of reorganization identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and do not have a right to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes of creditors include holders of demand loan certificates and holders of subordinated debenture bonds, as well as general unsecured creditors of Farmland Industries, Inc.  The equity interests in Farmland, including its preferred stock interests, are also impaired.  As a general matter, each impaired class is entitled to vote as a class to accept or reject the plan of reorganization.  Although management filed a plan of reorganization, there can be no assurance at this time whether it will be contested by any impaired class or whether it will be approved or confirmed by the Court.

The plan of reorganization, as filed, in effect contemplates that the Debtors will reorganize around our Refrigerated Foods business, with other assets being sold, or that the Debtors will sell all or substantially all of their assets.  The plan of reorganization also provides for the payment of obligations under the DIP Credit Facility and certain prepetition liabilities under a prior bank credit agreement in full in cash on the effective date of the plan of reorganization.  As to various impaired classes, including the classes pertaining to the holders of our demand loan certificates and our subordinated debenture bonds, as well as our general unsecured creditors, the plan provides that these classes will receive cash and /or securities of the reorganized entity.  The amounts to be received by any particular class are subject to further negotiation and will depend, in part, on the amounts we realize from potential sales of assets.  As a result, we will need to amend the plan of reorganization before it is confirmed.  The plan of reorganization, if accepted and confirmed, will substantially change the amounts and characterization of liabilities currently disclosed in the accompanying Consolidated Financial Statements.

As provided in the DIP Credit Facility, under certain circumstances it is an event of default if the Debtors fail to file a plan of reorganization approved by all lenders under the DIP Credit Facility (the "DIP Lenders") (such approval not to be unreasonably withheld) by November 27, 2002.  Farmland believes, based on consultation with counsel, that, notwithstanding that approval of the plan of reorganization, as filed on November 27, 2002, has not been received from the DIP Lenders, the plan should be sufficient to satisfy the requirements of the DIP Credit Facility and that it would be unreasonable for the DIP Lenders to take a contrary position.  Nonetheless, the DIP Lenders may take such a contrary position and, if they were successful in doing so, they might seek to declare all unpaid loans under the DIP Credit Facility, and accrued interest on such loans, to be due and payable and might seek to terminate their obligation to make future loans under the DIP Credit Facility.  Based on consultation with counsel, Farmland believes that if the DIP Lenders were to attempt to exercise those remedies, the Court, if presented with the issue, should not permit the DIP Lenders, in the present circumstances, to do so.

Given the uncertainties inherent in Chapter 11 proceedings, language expressing substantial doubt about the ability of Farmland and its subsidiaries to continue as a going concern appears in the auditors' report covering the accompanying Consolidated Financial Statements.  The DIP Credit Facility requires that the auditors' report covering Farmland's Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern.   Based on consultation with counsel, Farmland is, nonetheless, of the view that the DIP Lenders, in the present circumstances, should not be able to exercise remedies, as described in the preceding paragraph, under the DIP Credit Facility by reason of the inclusion of such language and that the Court, if presented with the issue, should not permit the DIP Lenders to do so.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all  covenants under the DIP Credit Facility, the ability to secure new financing adequate to support our remaining businesses if and when we emerge from our Chapter 11 proceedings, retention of key suppliers, customers and employees, and the ability to generate cash flows to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying Consolidated Financial Statements are subject to material uncertainties.

     Disposition of Assets

In conjunction with our reorganization proceedings, we are evaluating the potential sale or repositioning of a number of assets.  Through this process, Farmland intends to achieve the following benefits:

  generate cash for the benefit of our creditors;

  conserve available capital; and

  manage our core business, Refrigerated Foods, to its fullest potential.

However, our Board of Directors must authorize the sale or repositioning of any material asset or group of assets.

     Crop Production Nitrogen Assets

Subsequent to August 31, 2002, the Board authorized management to initiate a bid process for our crop production nitrogen assets (including property, plant and equipment and an investment in a venture with total carrying value of approximately $472 million), but did not commit to a plan to sell the assets.   During mid-November 2002, we received various bids to purchase our crop production nitrogen assets.  Management is currently evaluating the bids and, following negotiations regarding terms and conditions, will determine which, if any, bid or bids to recommend to the Board.  The Board will determine whether to:

  reject the bid or bids;

  direct management to work with one or more bidders to restructure the bid or bids;

  pursue another alternative; or

  approve the acceptance of a bid and commit to a plan to gain Court approval to sell our crop production assets.

Any sale of significant assets outside the normal course of business must be reviewed by our creditor committees and approved by the Court.  If the Board approves the acceptance of a bid, then we would present the bid to the creditor committees for review, with a view, ultimately, to presenting the bid to the Court for approval.

As of August 31, 2002, our crop production nitrogen assets were classified as held for operations.  Consistent with this classification, the assets were tested for impairment at August 31, 2002 using projected undiscounted cash flows.  Based on this test, the crop production nitrogen assets were not impaired at August 31, 2002.  Based on a preliminary evaluation of bids received during mid-November 2002, it appears that, if the Board authorizes management to dispose of the crop production nitrogen assets and if the Court ultimately approves the sale of the assets, we could incur a significant loss, primarily related to our Coffeyville, Kansas nitrogen facility and  likely in the range of $200 million to $300 million, but possibly more or less.

     Crop Production Phosphate Assets

Prior to August 31, 2002, our Board of Directors authorized a plan to commit Farmland to the sale of substantially all of the assets of Farmland Hydro.  Accordingly, we determined that our investment in Farmland Hydro should be classified as held for sale, and during 2002 we recognized an approximate $22 million charge to earnings to reduce our investment in Farmland Hydro to its net realizable value.  Subsequent to August 31, 2002, Farmland and Norsk Hydro a.s, the other 50% owner of Farmland Hydro, signed an agreement with Cargill Fertilizer, Inc. under which Cargill agreed to purchase substantially all the assets and assume substantially all the liabilities of Farmland Hydro.  The Court approved the sales agreement in October 2002.  This transaction was consummated in November 2002 and we anticipate that total proceeds from the sale will approximate our estimated net realizable value.

     Petroleum Assets

Subsequent to August 31, 2002, the Board authorized management to initiate a bid process for our petroleum assets (including property, plant and equipment with a total carrying value of approximately $168 million), but did not commit to a plan to sell the assets.   Subsequent to August 31, 2002, we received letters of interest to purchase our petroleum assets.  Management is currently evaluating the bids and, following negotiations regarding terms and conditions, will determine which, if any, bid or bids to recommend to the Board.  The Board will determine whether to:

  reject the bid or bids;

  direct management to work with one or more bidders to restructure the bid or bids;

  pursue another alternative; or

  approve the acceptance of a bid and commit to a plan to gain Court approval to sell our petroleum assets.

Any sale of significant assets outside the normal course of business must be reviewed by our creditor committees and approved by the Court.  If the Board approves the acceptance of a bid, then we would present the bid to the creditor committees for review, with a view, ultimately, to presenting the bid to the Court for approval.

As of August 31, 2002, our petroleum assets were classified as held for operations.  Consistent with this classification, the assets were tested for impairment at August 31, 2002 using projected undiscounted cash flows.  Based on this test, the petroleum assets were not impaired at August 31, 2002.  Based on a preliminary evaluation of bids received during mid-November 2002, it appears that, if the Board authorizes management to dispose of the petroleum assets and if the Court ultimately approves the sale of the assets, we could incur a significant loss, possibly in excess of $100 million, on the sale of our petroleum assets.

     North America Grain Assets

Our Board of Directors has authorized management to negotiate the possible sale of substantially all of our North America Grain assets.  At August 31, 2002, the carrying value of our North American Grain assets, consisting primarily of property, plant and equipment, as well as goodwill, totaled approximately $47 million.  These assets are currently leased to ADM/Farmland, an operating unit of the Archer Daniels Midland Company ("ADM").  Farmland receives 50% of the earnings of the ADM/Farmland unit as a component of the lease.

Any sale of significant assets outside the normal course of business must be reviewed by our creditor committees and approved by the Court.  If management successfully negotiates a proposed transaction, and if our Board then approves the proposed transaction, we would then present the proposed transaction to the creditor committees for review, with a view, ultimately, to presenting the transaction to the Court for approval.

As of August 31, 2002, our grain assets were classified as held for operations.  Consistent with this classification, the assets were tested for impairment at August 31, 2002 using projected undiscounted cash flows.  Based on this test, the grain assets were not impaired at August 31, 2002.

Membership

Farmland operates on a cooperative basis and is primarily owned by its members.  Requirements for membership in the cooperative are established by the Articles of Incorporation of Farmland and by the Board of Directors.

As of August 31, 2002, Farmland's membership, associate membership and holders of capital credits consisted of approximately 2,400 cooperative associations of farmers and ranchers and 8,700 pork or beef producers or associations of such producers.  See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings."

BUSINESS AND PROPERTIES

General

We conduct business primarily in two operating areas.  First, on the output side of the agricultural industry, we operate as a processing and marketing cooperative. Second, on the input side of the agricultural industry, we operate as a farm supply cooperative.

The output side of our business consists of the processing and marketing of meat and the storage and marketing of grain.  In 2002, approximately 73% of the hogs processed and 23% of the cattle processed by us were supplied to us by our members.  Substantially all the pork and beef products we sold in 2002 were processed in plants we own or lease.  Effective May 4, 2001, our grain operations are conducted through our grain marketing relationship with ADM/Farmland, Inc.  as described under "Business and Properties - Business - World Grain".  In 2002, approximately 71% of the domestic grain marketed by ADM/Farmland was supplied to ADM/Farmland by our members.  During February 2002, a decision was made to dispose of  our international grain trading subsidiaries, Tradigrain, through an orderly liquidation of assets and settlement of liabilities.  See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

Our farm supply operations consist of three principal product divisions:  crop production, petroleum, and feed. Principal products of the crop production division are nitrogen and phosphate-based fertilizers ("plant foods") and, through an ownership interest in a joint venture, a complete line of insecticides, herbicides and mixed chemicals.  Principal products of the petroleum division are refined fuels, propane and petroleum refining by-products .  Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds, feed ingredients and supplements, animal health products and livestock services.  Effective October 1, 2000, our feed operations are conducted through our equity participation in Land O'Lakes Farmland Feed, LLC, as described under "Business and Properties - Business - Feed".  We manufactured approximately 80% of the dollar value of our crop production and petroleum products sold in 2002.  Approximately 40% of the farm supply products we sold in 2002 were sold through our ventures to farm cooperative associations which are members of Farmland and who, in turn, distribute these products primarily to farmers and ranchers.

Our crop nutrient manufacturing facilities sold approximately 97% of their output to our 25%-owned crop protection and crop nutrient marketing venture, Agriliance.  Agriliance, in turn, sells product to numerous local cooperatives and other crop protection and crop nutrient retailers and to resellers.  Effective December 2001, our petroleum refinery sells all of its refined fuels and propane output to Cenex Harvest States.  Approximately 9% of our refrigerated foods sales are to a single retail customer.  Except as discussed above, no material part of the business of any segment of Farmland is dependent on a single customer or a few customers.

Financial information about our industry segments is presented in Note 23 of the Notes to Consolidated Financial Statements.

The farm supply businesses of Farmland have been highly seasonal.  Historically, the majority of sales of crop production products occur in the spring and fall.  Demand for refined petroleum fuels historically has been concentrated in the summer, and summer is the period of lowest demand for the feed business.

Farmland competes for market share with numerous participants of various sizes and with various levels of vertical integration, and product and geographical diversification. Competitors in the crop production industry include global producers of nitrogen- and phosphate-based fertilizers, major chemical companies, and product importers and brokers.  In the petroleum industry, competitors include major oil companies and independent refiners.  The feed, grain, and meats industries are comprised of a large variety of competitive participants.

Business Risk Factors

     Environmental Matters

Farmland is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, which may impose liability for cleanup of environmental contamination.  Farmland uses hazardous materials and generates hazardous wastes in the ordinary course of our manufacturing processes.  See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Matters Involving the Environment."

     Bankruptcy Proceedings

The Debtors are currently operating their businesses as Debtors-in-Possession under the supervision of the Court.  Our ability to successfully emerge from our bankruptcy proceedings is dependent on several factors including:  the confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all covenants under the DIP Credit Facility, the ability to secure new financing adequate to support our remaining businesses if and when we emerge from our Chapter 11 proceedings, retention of key suppliers, customers and employees, and the ability to generate cash flows to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying Consolidated Financial Statements are subject to material uncertainties.

     External Risk Factors That May Affect Farmland

Farmland's revenues, margins, net income and cash flow may be volatile due to factors beyond our control.  External factors that affect agricultural conditions and Farmland's results of operations include:

1.       Regulatory: Farmland's ability to dispose of assets through sale or contribution of assets to ventures can be adversely affected by regulatory delays or other unforeseen factors beyond our control.  Various federal and state regulations can affect the amount of crop nutrient and crop protection products used.

2.       Competition: Competitors may have better access to capital markets and may offer more varied products or possess greater resources than Farmland.

3.       Imports and Exports:  Factors which affect the level of agricultural products imported or exported include  foreign trade and monetary policies, laws and regulations, strikes and lockouts, political and governmental changes, inflation, exchange rates, taxes, operating conditions and world demand.  Fluctuations in the level of agricultural product imports and exports will likely impact our operations.

4.       Weather:  Weather conditions, both domestic and global, affect Farmland's operations.  Weather conditions may either increase or decrease demand for our farm supply products.  Changes in demand affect selling prices and the income of these business segments.  Weather conditions also may increase or decrease the cost of feed grains and the availability of pasture for cattle.  These changes may affect costs related to Farmland's meat processing, marketing, and livestock production.

5.       Raw Materials Cost: Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.

6.       Labor Issues: Longshoremen along the Pacific coast have returned to work under a temporary order.  A resumption of the lockout by management, or a strike by the union, would limit meat exports to Asia.  A significant limitation on meat exports would likely result in excess domestic meat supply and lower domestic meat prices, which would have an adverse effect on Farmland.

7.       Food Safety:  Occurences of contaminated meat reaching consumers and resulting in sickness or death may have an adverse effect on general meat consumption, which would unfavorably impact Farmland's refrigerated foods' operations.  Furthermore, occurrences of Bovine Spongiform Encephalopathy may significantly decrease demand for beef products and would likely have an unfavorable impact on our refrigerated foods operations.

8.       Other Factors: Domestic variables, such as crop failures and federal agricultural programs, and global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities, terrorist activities, local conflicts and other incidents, affect, among other things, the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland's operations.

Management cannot determine the extent to which these factors may impact our future operations.  Farmland's revenues, margins, net income and cash flow are likely to be volatile as conditions affecting agriculture and as markets for our products change.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for Years Ended August 31, 2000, 2001 and 2002."

     Limited Access to Equity Capital Markets

As a cooperative, Farmland cannot sell its voting common equity to traditional public or private markets. Instead, equity has been historically raised largely from payment of the noncash portion of patronage refunds with common stock, associate member common stock and capital credits, from offerings of preferred stocks and from net income on transactions with nonmembers.  See ''Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings'' and '' - Equity Redemption Plans."

Refrigerated Foods

     Raw Materials and Processing

Farmland's meat processing and marketing business is primarily conducted through Farmland National Beef Packing Company, L.P. ("National Beef"), Farmland Foods, Inc. ("Foods"), and Southern Farm Fish Processors ("SFFP").  As of August 31, 2002, our voting ownership interests in National Beef, Foods, and SFFP were 71%, 99%, and 100%, respectively.  During 2000, 2001 and 2002, we slaughtered approximately 2.7 million, 2.8 million and 3.1 million cattle, respectively, and approximately 7.4 million, 6.4 million, and 6.9 million hogs, respectively.  During 2000, 2001, and 2002, we processed approximately 32.9 million, 31.6 million, and 27.6 million pounds of catfish, respectively.

The refrigerated foods slaughtering facilities are located in Liberal, Kansas; Dodge City, Kansas; Denison, Iowa; Monmouth, Illinois and Crete, Nebraska.  Facilities to further process primal beef and pork cuts are located in Springfield, Massachusetts; New Riegel, Ohio; Wichita, Kansas; and Carroll, Iowa.  The slaughtering facilities also have additional capabilities for further processing meat.  Refrigerated foods also owns and operates one case ready facility in Hummels Wharf, Pennsylvania and and leases and operates four facilities in Salt Lake City, Utah; Omaha, Nebraska; Madison, Wisconsin and Moultrie, Georgia.  Case ready refers to meat products which are prepared to the specifications of retailers and which do not require additional preparation work prior to sale by the retailer.  The catfish processing facility is located in Eudora, Arkansas and processes catfish into fillets, nuggets, whole and further processed catfish products.

The profitability of our refrigerated foods business is affected by changes in the prices we pay for our raw materials and the prices we are able to charge for our finished product.  We manage our exposure to the changing prices to acquire raw materials, primarily live hogs and cattle, through long-term purchase contracts and through the use of futures and options contracts.  Our long-term purchase contracts are purchases made in the normal course of business.  Therefore, these contracts are not marked to market and, to the extent the contract is advantageous or disadvantageous compared to current market prices, any gain or loss is recognized as a component of cost of sales when the finished product is sold.  Futures contracts are contracts purchased on a national exchange, such as the Chicago Mercantile Exchange, and do not have a risk of counterparty default.  Our utilization of futures contracts will vary based on our view of near-term and long-term market conditions.  Furthermore, the volume, duration and pricing of our long-term purchase contracts are taken into consideration when we assess our exposure to changing raw material prices and our need, if any, to enter into futures or forward contracts to hedge that exposure.  Although these futures and forward contracts are intended to serve as an economic hedge, we do not designate the contracts as an accounting hedge.  As a result, gains and losses related to these future contracts are recorded as a component of other income (expense).

Farmland also manages a part of our price risk related to procurement of raw materials by producing market hogs for processing.  We currently have approximately 240 contracts with producers in eight states to finish hogs from our own production or from the production of Alliance Farms, an affiliate.  The risks associated with the growing and finishing of hogs include disease and genetic changes, as well as the general market price risk for hogs.  In 2002, our integrated hog production operations provided approximately 12% of our total hog processing requirements.

During August 2001, Farmland National Beef and DMV USA entered into aLF Ventures, LLC to manufacture and market activated lactoferrin, a new food safety technology designed to protect consumers from harmful bacteria that may be found in meat.  aLF Ventures, which is 47.5% owned by Farmland National Beef, holds the worldwide exclusive rights to activated lactoferrin for use in meat safety.  Lactoferrin is an all natural protein found in milk and dairy products.  Activated lactoferrin, when applied to meat, inhibits the growth of approximately 30 different types of pathogenic bacteria, including E. coli O157:H7, Salmonella and Campylobacter, and prevents these pathogenic bacteria from attaching to meat surfaces.  Activated lactoferrin has been designated as Generally Recognized as Safe (GRAS) by the U.S. Food and Drug Administration, and in January 2002, was approved by the U.S. Department of Agriculture ("USDA") for commercial use on fresh beef.  Currently, aLF Ventures is working with the USDA to resolve labeling issues.  If these issues are satisfactorily resolved, we believe lactoferrin will begin to be used on a commercial basis.  However, we can offer no assurance that this will occur.

     Marketing

Refrigerated Foods' products include fresh and frozen beef, boxed beef, case ready beef and pork, fresh pork, fabricated pork, smoked meats, ham, bacon, fresh sausage, dry sausage, hot dogs, packing house by-products, and fresh and frozen catfish products.  These products are marketed under a variety of brand names including:  Farmland, Black Angus Beef, Farmstead, OhSe, Maple River, Carando, Roegelein and Springwater Farms.  Product distribution is through national and regional retail and food service chains, distributors and in international markets.

Beef, pork, and fish marketing are highly competitive industries with many suppliers of fresh and processed products.  Other meat products also compete directly with beef, pork, and fish products.  Competitive methods in this industry include price, product quality, brand and product differentiation and customer service.

World Grain

     Marketing

Effective May 4, 2001, we consummated the formation of a grain marketing relationship with ADM.  Based on arms-length negotiations, ADM/Farmland, Inc., a wholly-owned subsidiary of ADM, purchased substantially all of our United States grain inventories and Farmland Atwood, our wholly-owned grain trading subsidiary.  ADM/Farmland leases and operates our grain elevators throughout the United States, and we also share in 50% of the earnings or losses of ADM/Farmland.  The initial lease period is for five years, with options to continue the lease for up to an additional twenty years.

During February 2002, a decision was made to liquidate our international grain trading subsidiaries (collectively referred to as Tradigrain) within one year.  Tradigrain was acquired in 1993 and provided international grain marketing and brokerage services to our customers.  The formation of ADM/Farmland, our domestic grain joint venture, the changing environment which limited the availability of bank credit for trading businesses, and our continuing focus on core businesses were the primary reasons for exiting this business.  See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding discontinued operations.

     Property

Farmland owns or leases 27 inland elevators and one export elevator in the United States with a total capacity of approximately 178.8 million bushels of grain.  These elevators are leased or subleased to ADM/Farmland.  The leases between Farmland and ADM/Farmland are structured to cover the depreciation, amortization and taxes related to the elevators.  As part of the disposal plan for Tradigrain, as described in Note 18 of the Notes to Consolidated Financial Statements, we sold our export elevator in Arroyo Seco, Argentina.

Crop Production

     Marketing

Sales of the crop production business segment as a percent of consolidated sales for 2000, 2001 and 2002 were 10%, 9%, and 9%, respectively.  Effective January 1, 2000, Farmland and Cenex Harvest States formed UCB LLC, a holding company.  Also effective January 1, 2000, UCB and Land O'Lakes formed Agriliance LLC, an agronomy venture that distributes and markets crop nutrients, crop protection products, and seed.  Farmland has a 50% ownership interest in UCB, and UCB has a 50% ownership interest in Agriliance.  As a result of a previous venture, Wilbur Ellis has an approximate 50% economic interest in our share of Agriliance crop protection earnings.

Competition in the crop production industry is dominated by price considerations.  However, during the spring and fall application seasons, farming activities intensify and delivery service capacity is a significant competitive factor. We maintain a capital investment in distribution assets and a seasonal investment in inventory to enhance our manufacturing and distribution operations.  We also contributed to UCB, and UCB contributed to Agriliance, certain warehouse and distribution facilities to further enhance distribution operations.  Both Farmland and Agriliance own or lease liquid mixing, storage and distribution facilities at a large number of locations throughout our trade territory to conform delivery capacity more closely to customer demand for delivery services.

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

     Production

We manufacture nitrogen-based plant foods products.  Natural gas is the major raw material used in production of nitrogen-based plant foods, including synthetic anhydrous ammonia, urea and urea-ammonium nitrate ("UAN").  Substantially all of our production is sold, at a discount to the wholesale market price, to Agriliance.

We own six (of which two have been closed) and lease two anhydrous ammonia production plants at seven locations in Kansas, Iowa, Nebraska, Oklahoma and Louisiana.  In addition, Farmland is a 50% owner of a joint venture, Farmland MissChem, Limited, which owns an anhydrous ammonia production facility located in The Republic of Trinidad and Tobago.  Under the venture agreement, 50% of the output from this facility is sold to and distributed by Farmland.  We operate two leased ammonia plants, both located in Enid, Oklahoma.  The lease expires during September 2003.  The lease permits Farmland the option to purchase, at the end of the lease term, the plants for an amount equal to the lesser of the fair market value of the facilities or $25.5 million.  Farmland and the lessor have agreed that the purchase price will be $25.5 million, which Farmland believes is below the fair market value of the facilities.  In October 2002 we received Court approval to exercise the option to purchase the two ammonia plants in September 2003, and we are obligated to the lessor to purchase the facilities at that time.

Due to unfavorable market conditions during 2002, we temporarily curtailed production of nitrogen-based plant foods at various production plants.  Also, we experienced mechanical problems at our Coffeyville, Kansas nitrogen facility which limited production to 70% of the facility's planned capacity.  As a result, our production plants in aggregate operated at approximately 56% of their capacity during the year.  Annual anhydrous ammonia production of nitrogen-based plant foods for fiscal years 2000, 2001 and 2002, including Farmland's 50% share of the output of Farmland MissChem Limited, totaled approximately 2.9 million tons, 2.4 million tons and 2.1 million tons, respectively.

During 2002 we closed our Lawrence, Kansas and Pollock, Louisiana plants.  These two plants contributed 29% of our total anhydrous ammonia production capacity.

Five of our operating anhydrous ammonia plants have capacity to further process anhydrous ammonia into urea, UAN solutions and liquid nitrogen.  In 2000, 2001 and 2002, production of these upgraded products approximated 1.8 million tons, 1.8 million tons and 1.5 million tons, respectively.

During February 2002 we sold our phosphate chemical plant located in Joplin, Missouri, which produced feed grade phosphate (dicalcium phosphate) and ammonium phosphate, which is combined in varying ratios with muriate of potash to produce different plant foods products.  Production from the Joplin, Missouri plant accounted for approximately 1% of sales of nitrogen-based plant foods manufactured by Farmland.

Farmland is a 50% owner of SF Phosphates Limited Liability Company ("SF Phosphates"), a venture which operates a phosphate mine located in Vernal, Utah, a phosphate manufacturing plant located in Rock Springs, Wyoming and a 96-mile pipeline connecting the mine to the plant.  The plant produces monoammonium phosphate and super phosphoric acid with annual production for 2000, 2001 and 2002, of 539,000 tons, 548,000 tons, and 533,000 tons, respectively.  Under the venture agreement, each owner purchases 50% of the venture's production.  We sell, at a discount to the wholesale market price, our share of production to Agriliance.

Our venture partner has initiated litigation alleging that, by operation of Utah Revised Limited Liability Act, the commencement of Chapter 11 proceedings under the Bankruptcy Code caused Farmland to cease to be a member of SF Phosphates.  Although we would continue to be entitled to receive our share of profits, losses and distributions as though we were a member, we would not be entitled to participate in the governance of SF Phosphates.  We believe that this Utah state law is preempted by Federal Bankruptcy Code and, accordingly, we are vigorously defending ourselves against this action.  See "Legal Proceedings."

     Raw Materials

Natural gas, the largest single component of nitrogen-based plant foods production, is purchased directly from natural gas producers.  However, only a small percentage of natural gas production is used to produce nitrogen-based fertilizers.  Therefore, the marketplace factors that determine the price of natural gas differ from those marketplace factors that determine the price of nitrogen-based fertilizers.  As a result, the price of natural gas may not correlate with changes in the price of nitrogen-based fertilizers, exposing Farmland to changes in the price of natural gas.

Prior to our May 31, 2002 bankruptcy filing, we used over-the-counter ("OTC") financial instruments and exchange-traded natural gas futures contracts to hedge this price exposure.  Since the Petition Date our financial condition has made it difficult to identify counterparties willing to enter into OTC transactions.  During the three months ended August 31, 2002, natural gas prices were declining and we did not enter into any new transactions to hedge our natural gas price exposure.  Whether we hedge our natural gas exposure in the future will depend on our view of future natural gas prices and on the availability of adequate cash to meet margin calls.

Natural gas is delivered to Farmland's facilities under pipeline transportation service agreements that have been negotiated with each plant's delivering pipeline.  Natural gas delivery to the plants could be curtailed under regulations of the Federal Energy Regulatory Commission if a delivering pipeline's capacity was required to serve priority users such as residences, hospitals, and schools.  In such cases, production could be curtailed.  No significant production has been lost because of curtailments in pipeline transportation and no such curtailment is anticipated.

Petroleum

     Marketing

Farmland participates in the industry as a mid-continent refiner and, through November 30, 2001, participated as a wholesale distributor of petroleum products.  The principal products of this business segment are refined fuels, propane and by-products of the petroleum refinery.  Sales of petroleum products as a percent of consolidated sales for 2000, 2001, and 2002 were 14%, 19% and 15%, respectively.

In September 1998, Farmland and Cenex Harvest States formed a joint venture, Country Energy, LLC, to provide, on an agency basis, refined fuel, propane and lubricants marketing and distribution services for its owners.  Effective November 30, 2001, we sold our approximate 41% ownership interest in Country Energy to Cenex Harvest States.  The decision to sell our interest in Country Energy was based on the Board's evaluation of our business portfolio and the long-term capital needs of supporting this business.  Our sales mix was affected by this sale.  Previously, our sales included 41% of all sales sold through our agent, Country Energy.  These sales included Cenex Harvest States' portion of the output of the NCRA refinery at McPherson, Kansas, Cenex Harvest States' refinery at Laurel, Montana, and Farmland's refinery at Coffeyville, Kansas, as well as gasoline and distillates purchased from third parties for resale, and wholesale propane, lubricants and petroleum products.  Subsequent to the sale of our interest in Country Energy, 100% of our petroleum sales consist of the output of our Coffeyville, Kansas refinery.  We no longer participate in sales related to the refineries at McPherson, Kansas or Laurel, Montana; we no longer participate in the resale of petroleum products to third parties; and we have substantially discontinued selling wholesale propane, lubricants and petroleum equipment.  Concurrent with the sale of our interest in Country Energy an agreement was made with Cenex Harvest States to purchase all refined products produced at our Coffeyville, Kansas refinery for an initial period of two years, expiring in November 2003.  The selling price for this production is determined by reference to daily market prices within our geographic region.  With the exception of distillates produced by the refinery, the agreement to sell all refined product to Cenex Harvest States terminates if we sell the refinery.

Competitive methods in the petroleum industry include service, product quality and price.  However, in refined fuel markets, price competition is dominant.  Many participants in the industry engage in one or more of the industry's processes (oil production, transportation, refining, wholesale distribution and retailing).

     Refining

Farmland manages and operates the petroleum refinery at Coffeyville, Kansas with approximately 95,000 barrel per day capacity.  Our refinery converts crude oil into refined products such as gasoline, diesel fuel, and distillates.  Production at the refinery accounted for approximately 90% of our refined fuel sales in 2002.  The difference between crude oil prices and the selling prices of finished product is known in the industry as the crack spread.  The crack spread largely determines Farmland's gross margin from our petroleum operations.  We generally do not hedge the crack spread.  Therefore, volatility in the crack spread results in income volatility for our petroleum business.

     Raw Materials

In 2002, Farmland's pipeline/trucking gathering systems collected approximately 20% of Farmland's crude oil supplies under agreements with producers near its refinery.  Additional supplies are acquired from diversified sources and delivered through a regional pipeline hub near Cushing, Oklahoma.  The delivery time via pipeline from Cushing, Oklahoma to Coffeyville, Kansas is approximately two days.  Although our crude oil needs are contracted approximately 35-50 days in advance of the time the related refined products are to be marketed, we do not purchase the crude oil until approximately one week prior to the time when the crude is required at the refinery for processing.  This short delivery time reduces our exposure to price volatility for the raw materials.  Prior to the Petition Date, we also purchased crude oil directly from foreign suppliers, which took between 20 and 30 days for delivery, and we used petroleum future contracts to manage our exposure to price volatility between the date the crude oil was purchased and the eventual date the resulting refined product was sold.

Feed

In order to enhance the size, scale and market position of our feed operations, effective October 1, 2000, Farmland and Land O'Lakes each contributed substantially all of their feed business assets to a newly formed venture, Land O'Lakes Farmland Feed (LOLFF).  LOLFF produces both commercial and non-commercial feed products for a wide variety of animals, including dairy cattle, beef cattle, swine, poultry, horses and other specialty animals such as laboratory and zoo animals.  Our initial ownership percentage in LOLFF was 30.8% and was reduced to 26.3% at August 31, 2001 due to additional capital contributions by Land O'Lakes.  In October 2001, Land O'Lakes acquired Purina Mills, Inc. and contributed the business to LOLFF in return for an increase in Land O'Lakes ownership percentage.  As a result, our ownership percentage in LOLFF was reduced to 8%.

Although our ownership percentage was reduced to 8%, we appoint one of the three members of the management committee and have significant minority rights.  Accordingly, we continue to record earnings using the equity method of accounting.

Research

At our pork processing facilities, Farmland conducts research directed toward product development and process improvement.  Expenditures related to all product research and process improvements sponsored by Farmland amounted to $1.9 million, $0.8 million and $0.9 million for 2000, 2001, and 2002, respectively.

Capital Expenditures and Investments in Ventures

In 2002, Farmland made capital expenditures totaling $327.2 million, including $272.2 million in cash and $55.0 million in prepayments, and cash investments in ventures totaling $1.0 million.  Farmland is committed to expenditures of $8.3 million as of August 31, 2002, of which $6.5 million are pre-petition claims that are stayed pending an approved plan of reorganization.  Concurrent with the execution of our credit facility in February 2002, Farmland purchased for approximately $260.5 million in cash and prepaid lease payments the nitrogen facility at Coffeyville, Kansas that we had previously leased.

The Environmental Protection Agency ("EPA") has issued new rules limiting sulfur in gasoline to 30 parts per million and in diesel fuel to 15 parts per million.  The rules affecting gasoline have a January 1, 2004 compliance date.  The EPA has issued Farmland a regulatory extension of the gasoline deadline until January 1, 2008.  The rules affecting diesel fuel have a June 1, 2006 compliance date.  Furthermore, Congress is considering legislation which may result in classification of Farmland as a small refiner.  Classification as a small refiner may provide Farmland with greater flexibility in meeting the low sulfur requirements.  Based on information currently available, we anticipate that expenditures of between $75 million and $85 million will be required to achieve compliance with these new rules. Our ability to make these expenditures is contingent on our ability to successfully implement a plan of reorganization and to arrange adequate financing.  There can be no assurance that we will be able to successfully implement a plan of reorganization or, if a plan of reorganization is successfully implemented, that we can arrange adequate financing to fund the capital expenditures necessary to bring the refinery into compliance with the EPA's low sulfur rules.  In such circumstances, if we are unable to sell the refinery, we will explore all viable options, including additional discussions with the EPA to delay the required implementation date, but ultimately we may determine that we should cease refining operations and close the refinery.

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

Certain policies may be implemented from time to time by the United States Department of Agriculture, the Environmental Protection Agency, the Department of Energy or other governmental agencies which may impact agricultural producers' demands and consumers' needs for Farmland's products or which may impact the methods by which certain of our operations are conducted.  Such policies may impact our food processing and marketing, grain storage and marketing, and farm supply operations.

     Recently Enacted or Proposed Federal Regulations

The 107th Congress passed a new farm bill which addresses many issues, including expansion of export markets, food safety, biosecurity, competition, farm payments and environmental stewardship.  All of these issues impact our business activities.

The U.S. Congress has considered and will continue to consider trade measures, which will enhance agricultural export potential.  In 2002, Congress passed Trade Promotion Authority, previously known as "fast-track" (legislation which authorizes the President to submit a trade agreement to Congress with the assurance that it will be voted on within 90 days and not be subject to amendments).  Farmland believes trade promotion authority could benefit U.S. agricultural interests by opening markets, increasing exports and expanding trade opportunities with countries that import agricultural products.  Also, the Administration is considering a number of free trade agreements with various countries that could expand export opportunities.

The House and Senate each passed an energy bill and are now attempting to reconcile the bills.  Primary differences between the House and Senate bills include coal gasification support, implementation of EPA clean air rules for small refiners, electricity restructuring and alternative fuels incentives.

Proposed legislation to ban meat packing companies from owning livestock and to require that a percentage of their daily slaughter be purchased on the open market was not passed by Congress.  We believe it is likely that similar legislation will be proposed next year.  The impact on Farmland, if any, cannot be determined until the legislation is drafted and proposed.

The aftermath of the terrorist attacks on September 11, 2001 has brought attention to the need for Homeland Security and a focus on biosecurity (protection of agriculture/food systems).  Some measures being considered could be considerably burdensome to producers, agricultural retailers and manufacturing operations.

     Environmental Regulations

Farmland conducts manufacturing and distribution operations in a variety of industries subject to local, state and federal environmental regulations.  Our petroleum refining, crop production manufacturing and distribution and meat processing operations are primarily affected by the Clean Air Act and the Clean Water Act.  The Clean Air Act regulates emissions into the atmosphere from manufacturing and distribution facilities.  The Clean Water Act establishes permit requirements and sets limitation for effluent discharges from crop production and meat processing wastewater facilities.  Our petroleum refining operations are also affected by the Resource Conservation and Recovery Act, which governs collection, storage, and disposal of hazardous wastes generated in the refining process.

In addition to environmental regulatory requirements associated with normal manufacturing operations in these business sectors, the environmental laws impose reporting requirements in the event of unplanned or non-routine releases of hazardous or other regulated substances to the environment.  Certain release incidents or conditions caused by such releases may trigger mandatory environmental investigation or remediation requirements, or both.

Through policies issued by Farmland's Board of Directors and through mandatory operating procedures adopted by senior management, Farmland has implemented an internal Environmental Management System "EMS" designed to ensure ongoing and consistent compliance with applicable environmental regulatory requirements.

We are not aware of any newly implemented or pending policies, other than as discussed above, which may have a significant impact on our operations.

Employee Relations

At August 31, 2002, Farmland had approximately 13,800 employees.  Approximately50% of our employees were represented by unions having national affiliations. Farmland considers its relationship with employees to be generally satisfactory. No labor strikes or work stoppages within the last three fiscal years have had a materially adverse effect on our operating results. Current labor contracts expire on various dates through September 2005.

Patronage Refunds and Distribution of Annual Earnings

Farmland operates on a cooperative basis.  In accordance with its bylaws, Farmland determines its annual net earnings from transactions with members ("member-sourced earnings").  For this purpose, annual net earnings means income or loss before income tax determined in accordance with accounting principles generally accepted in the United States of America. The bylaws of Farmland provide that the Board of Directors has complete discretion with respect to the handling and ultimate disposition of any member-sourced losses.  However, due to our Chapter 11 proceedings, Court approval of such disposition of member-sourced losses may be required.  Member-sourced earnings (after handling of member-sourced losses) may be returned to members as patronage refunds in the form of qualified and/or nonqualified written notices of patronage refund allocation as described below.  Each member's portion of the annual patronage refund is determined by the earnings of Farmland attributed to the quantity or value of business transacted by the member with Farmland during the year for which the patronage is paid.

For a  patronage refund to be qualified, at least 20% of the refund must be paid in cash. The portion of the qualified patronage refund not paid in cash (the allocated equity portion) is paid by Farmland to our members in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient).  The Board of Directors may determine to pay the allocated equity portion in any other form or forms of nonpreferred equities, all of which are non-interest bearing.  The allocated equity portion of the qualified patronage refund is determined annually by the Board of Directors. Farmland is allowed an income tax deduction for the total amount (the cash portion and the allocated equity portion) of its qualified patronage refunds.

A nonqualified patronage refund is one in which less than 20% of the refund is paid in cash.  Nonqualified patronage refunds have been paid by Farmland in the form of common shares, associate member common shares or capital credits (depending on the membership status of the recipient). The Board of Directors may determine to pay the nonqualified patronage refund in any other form or forms of nonpreferred equities, all of which are non-interest bearing. Farmland is not allowed an income tax deduction for a nonqualified patronage refund in the year paid. The nonqualified patronage refund is deductible by us for federal income tax purposes only when such nonqualified written notices of allocation are redeemed for cash or tangible property.

For the years ended 2000, 2001 and 2002, patronage refunds authorized by the Board of Directors were:

	Cash or Cash Equivalent Portion of Patronage Refunds	Non-Cash Portion of Patronage Refunds	Total Patronage Refunds
(Amounts in Thousands)

2000	$-0-	$8,002	$8,002
2001	$-0-	$-0-	$-0-
2002	$-0-	$-0-	$-0-

Nonmember-sourced earnings (income or loss attributed to transactions with persons not eligible to receive patronage refunds, i.e. nonmembers) and nonpatronage earnings (income or loss from activities not directly related to the cooperative activities of Farmland) are subject to income taxes computed on the same basis as such taxes are computed on the earnings of other corporations.

Equity Redemption Plans

The equity redemption plans described below, namely the base capital plan, the estate settlement plan, and the special equity redemption plans (collectively, the "Plans") may be changed at any time or from time to time at the sole and absolute discretion of the Board of Directors.  The Plans are not binding upon the Board of Directors or Farmland, and the Board of Directors reserves the right to redeem, or not redeem, any of Farmland's equities without regard to whether such action or inaction is in accordance with the Plans.  Factors which the Board of Directors may consider in determining when and under what circumstances Farmland may redeem equities include, but are not limited to, the terms of our base capital plan and other equity redemption plans, results of operations, financial position, cash flow, capital requirements, long-term financial planning needs, income and other tax considerations and other relevant considerations.  As a result of our Chapter 11 proceedings and covenants contained in our DIP Credit Facility, currently we are not allowed to make any payments under these Plans.  Ultimately, resolution of all equity redemption plans will be a part of the plan of reorganization approved by the Court.

     Base Capital Plan

The base capital plan provides a mechanism for determining Farmland's total capital requirements and each voting member's and associate member's share of such requirements (referred to as the "Base Capital Requirement").

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

ITEM 3.          LEGAL PROCEEDINGS

In November 1999, Farmland commissioned a voluntary audit at its Coffeyville, Kansas petroleum refinery to verify compliance with the construction permitting requirements of the state and federal Clean Air Acts.  We submitted a report detailing the audit findings to Region VII of the United States Environmental Protection Agency ("EPA") on September 19, 2000.  In order to satisfy procedural prerequisites to resolve the findings, on January 17, 2002, EPA issued us a notice of violation.  The notice of violation seeks both injunctive relief in the form of installation of additional pollution control equipment and monetary sanctions.  At this point, it is not possible to determine the cost of the control device installations necessary to satisfy the EPA; however, we believe it is reasonably possible that the costs may eventually exceed $15 million.  Also, at this stage of these proceedings it is not possible to predict the final amount of monetary sanctions that will be necessary to resolve this matter.  Although Farmland believes this matter will ultimately be resolved for an immaterial amount, it is reasonably possible that the associated monetary sanctions may exceed $100,000.  See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Environmental Matters."

On May 31, 2002, Farmland and certain of our subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.  This action is described in "Business and Properties - Recent Developments - Bankruptcy Proceedings."

On July 30, 2002, J.R. Simplot ("Simplot") filed a complaint for declaratory judgment against Farmland in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4147.  In this proceeding, Simplot asserts that, by operation of Utah Revised Limited Liability Company Act (the "Act"), Farmland's commencement of the Chapter 11 proceeding caused Farmland to forfeit governance rights in our SF Phosphates venture.  Farmland believes that this Utah state law is preempted by Federal Bankruptcy Code and, therefore, we maintain our governance rights in relation to SF Phosphates.  See "Business and Properties - Crop Production - Production."

During April 2001, we initiated a suit in the English High Court of Justice, Queen's Bench Division, Commercial Court, Royal Court of Justice against Ace Insurance SA NV , SIACI & Partners SA, and SIACI SA to recover from our insurers the value of misappropriated soybeans.

On June 27, 2002, we filed a complaint against Agriliance LLC in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4147.  In this proceeding, we assert that Agriliance improperly setoff certain receivables and other items owed by Agriliance to Farmland against certain payables and other claims that Agriliance asserted were due to Agriliance from Farmland.  We are requesting that the Court disallow the setoff and require Agriliance to return to Farmland the amount improperly setoff.  Also see Note 13 to the Consolidated Financial Statements.

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

    the common stock, associate member common stock and capital credits are non-dividend and non-interest bearing;

  the common stock, associate member common stock and capital credits are not transferable without consent of the Farmland Board of Directors;

  the amount of patronage refunds a holder, who is eligible to receive patronage refunds, may receive is dependent on the earnings of Farmland attributable to the quantity or value of business such holder transacts with Farmland and not on the amount of equity held.  See "Business and Properties - Business - Patronage Refunds and Distribution of Annual Earnings"; and

  prior to the Petition Date, Farmland could redeem its equities from time to time at the sole and absolute discretion of the Board of Directors.  As a result of our Chapter 11 proceedings and covenants contained in our DIP Credit Facility, currently we are not allowed to make payments under these plans. See "Business and Properties - Business - Equity Redemption Plans".

At August 31, 2002, based on holders of record, there are approximately 3,000 holders of common shares, 400 holders of associate member shares and 7,700 holders of capital credits.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as of the end of and for each of the years in the five-year period ended August 31, 2002 are derived from the Consolidated Financial Statements of Farmland, which have been audited by KPMG LLP, independent certified public accountants.  The information set forth below should be read in conjunction with the Consolidated Financial Statements as of August 31, 2001 and 2002, and for each of the years in the three-year period ended August 31, 2002, the related notes, and the independent auditors' report, which contains an explanatory paragraph that states that Farmland's recurring losses, insufficient liquidity, and the fact that it is currently being operated as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, raise substantial doubt about Farmland's ability to continue as a going concern, appearing elsewhere in this Annual Report.  The Consolidated Financial Statements and the selected data do not include any adjustments that might result from the outcome of that uncertainty.  The auditors' report also refers to a change in Farmland's method of accounting for derivative instruments and hedging activities in 2001 and a change in its method of accounting for planned major maintenance costs from the accrue-in-advance method to the direct expense method in 2001.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and related notes, and independent auditors' report.

	Year Ended August 31
	1998	1999	2000	2001	2002
	(Amounts in Thousands)

Summary of Operations:
Net sales(2)	$ 8,839,530	$ 8,874,323	$ 9,794,575	$ 9,197,314	$ 6,574,004
Operating income (loss) of
industry segments(1)	121,499	114,325	138,450	51,782	(111,577)
Interest expense(4)	73,168	90,513	107,980	118,237	82,886
Income (loss) from continuing operations(3)(5)	31,995	(7,117)	(9,381)	(84,009)	(309,112)
Income (loss) from discontinued operations (2)	26,775	20,982	(19,869)	(5,977)	(37,634)
Net income (loss)(5)	58,770	13,865	(29,250)	(89,986)	(346,746)

Distribution of Net Income (Loss):
Patronage refunds:
Allocated equity	$ 35,528	$ 24,215	$ 8,002	$ -0-	$ -0-
Cash	23,593	6,054	-0-	-0-	-0-
Earned surplus	(351)	(16,404)	(37,252)	(89,986)	(346,746)
Net income (loss)	$ 58,770	$ 13,865	$ (29,250)	$ (89,986)	$ (346,746)

Balance Sheets:
Working capital from continuing operations(5)	$ 360,691	$ 372,034	$ 170,571	$ 180,334	$ 204,436
Property, plant and equipment,
net from continuing operations	825,047	822,897	804,707	731,620	905,759
Assets from discontinued operations	245,873	363,086	533,471	339,811	59,216
Total assets	2,889,602	3,275,771	3,282,187	2,727,544	2,181,643
Long-term borrowings from continuing operations
(excluding current maturities)(5)	727,893	808,197	631,439	700,996	139,869
Long-term borrowings from discontinued operations
(excluding current maturities)	210	216	14,721	9,980	-0-
Capital shares and
equities	912,696	917,327	881,231	762,524	429,310

(1)     Includes segment gross income, segment selling, general, and administrative expenses, segment restructuring charges, segment other income (expense), segment minority interest, segment equity in income (loss) of investees, segment reorganization expense and the segment's share of the cumulative effect of changes in accounting principles.

(2)     As described in Note 18 to the Consolidated Financial Statements, Farmland is liquidating its international grain trading subsidiaries (collectively referred to as Tradigrain).  Therefore, we have reported Tradigrain's net income (loss) from discontinued operations in the above table.  Also, the net sales recognized by Tradigrain are not included in the net sales as reported above.

(3)     As described in Note 11 to the Consolidated Financial Statements, Farmland changed its method of accounting for derivative instruments and hedging activities in 2001.  The cumulative effect of this change at September 1, 2000 was to decrease our net loss by $13.5 million (net of income tax expense of $2.2 million) for the year ended August 31, 2001.

As described in Note 19 to the Consolidated Financial Statements, Farmland changed its method of accounting for planned major maintenance costs from the accrue-in-advance method to the direct expense method in 2001.  The cumulative effect of this change at September 1, 2000 was to decrease our net loss by $6.3 million (net of income tax expense of $1.1 million) for the year ended August 31, 2001.

(4)     As a result of our petition under Chapter 11 of the Bankruptcy Code, interest payments on our unsecured debt securities have been suspended, and we have not accrued interest on the outstanding balance subsequent to the Petition Date (such unaccrued interest totaled approximately $12 million as of August 31, 2002).

(5)     As a result of the filing of the Debtors' petitions under Chapter 11 of the Bankruptcy Code, Farmland's Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".  This will affect comparability to prior years as we have recognized $69.1 million in reorganization expense in 2002 and interest has been stayed on certain unsecured debt (see (4) above).  Also, approximately $912.9 million of our pre-petition liabilities and long-term borrowings have been reclassified to Liabilities Subject to Compromise, and are stayed until such time as a plan of reorganization is confirmed by the Court.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Critical Accounting Policies

The Consolidated Financial Statements of Farmland are prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Farmland believes that of its significant accounting policies the following may involve a higher degree of judgments, estimates, and complexity:

  going concern;

  estimating the allowance for doubtful accounts;

  estimating an accrued environmental liability;

  accounting for bankruptcy proceedings;

  accounting for income taxes;

  valuation of long-lived and intangible assets, including goodwill;

  valuation of derivative financial and commodity instruments;

  accounting for discontinued operations;

  inventory valuation; and

  pension cost and prepaid pension cost.

Senior management has discussed these critical accounting policies, as well as the accounting estimates related to each critical accounting policy, with our audit committee.

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

Allowance for doubtful accounts.  Our management must make estimates of the uncollectability of our accounts receivables.  Management specifically analyzes accounts receivable and analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, including conditions in the industries in which our customers operate, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  Our accounts receivable balance from continuing operations was $288.9 million, net of allowance for doubtful accounts of $23.9 million, as of August 31, 2002.

Accrued environmental liability.  We accrue a  liability related to pending environmental investigation, remediation and monitoring costs which are probable and which can be reasonably estimated.  As of August 31, 2002, we had recorded a liability of $20.0 million related to our estimate of environmental matters at various sites.  We have also accrued $7.3 million in environmental costs associated with plant closures.  In management's opinion, it is reasonably possible that Farmland may incur $8.5 million of costs in addition to the $20.0 million accrued and reasonably possible that Farmland may incur $2.7 million of post-closure costs in addition to the $7.3 million accrued.  This accrual may increase or decrease materially and may materially impact our results of operation and financial position as:

  additional information becomes known;

  technology available for clean-up and remediation improves;

  management decides to close certain facilities which have environmental closure plans in effect;

  new environmental laws are enacted and/or existing environmental laws are amended or rescinded;

  additional potentially responsible parties are identified and/or previously identified potentially responsible parties    file for bankruptcy protection; and

  whether as part of the bankruptcy proceedings, the Court relieves Farmland of some or all of our liability at         certain sites that we no longer own.

Bankruptcy Proceedings.  As a result of the filing of Debtors' petitions under Chapter 11 of the Bankruptcy Code, Farmland's Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".  SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements.  However, it does require that the financial statements for the periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in Farmland's Consolidated Balance Sheets as Liabilities Subject to Compromise and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the Debtors be reported separately as Reorganization expense in our Consolidated Statements of Operations.  As a result of the reorganization proceedings under Chapter 11, the Debtors may be required to take actions which may cause assets  to be realized, or liabilities to be liquidated, for amounts other than those reflected in the Consolidated Financial Statements.

The plan of reorganization filed by the Debtors is subject to review by various creditor committees and must be approved and confirmed by the Court.  Once the plan of reorganization has been confirmed, the amounts and characterization of liabilities currently disclosed in our Consolidated Financial Statements could change materially.  As of August 31, 2002, our Liabilities Subject to Compromise balance was $912.9 million.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  Damages related to rejected contracts are a pre-petition claim.  We have estimated and accrued liabilities totaling $14.2 million resulting from contracts rejected through August 31, 2002 and this liability is included in our balance sheet as Liabilities Subject to Compromise.  The amount of claims asserted, if any, and the amount of claims allowed, if any, by the Court may differ materially from our estimate.

Income taxes.  As part of the process of preparing our Consolidated Financial Statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax expense and determining temporary differences resulting from differing treatment of items for tax and accounting purposes.  The resulting deferred tax assets and liabilities are included as components of our Consolidated Balance Sheets.  An evaluation is made regarding the likelihood that our deferred tax assets will be recovered from future taxable income or through implementation of available tax planning strategies.  To the extent we believe that recovery is not likely, we establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  As of August 31, 2002, we recorded a valuation allowance in the amount of $42.4 million.  However, future decisions made by our Board, future decisions made by the Court, future operating results or changes in tax laws may result in either an increase to or reduction of our valuation allowance.  Such a change to our valuation allowance could materially impact our results of operations and financial position.

Valuation of long-lived and intangible assets, including goodwill.  We assess the impairment of long-lived assets, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

  significant underperformance relative to expected historical or projected future operating results;

  significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

  significant negative industry or economic trends.

When we determine that the carrying value of long-lived assets, identified intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  A change in events or circumstances, including the decision to hold an asset for sale or to abandon an asset, resulting in an impairment charge to enterprise-wide software, goodwill or other long-lived assets could have a material impact on our results of operations and financial position.  Changes in circumstances may occur as a result of decisions made by our Board, or as a result of decisions made by the Court.  Enterprise-wide software (our largest identified intangible asset), goodwill, and property, plant and equipment had net book values of $27.5 million, $28.9 million and $905.8 million, respectively, at August 31, 2002.  Significant components of property, plant and equipment included our refinery, our crop production manufacturing plants, and our meat slaughtering and processing facilities.  As indicated under "Business and Properties - Recent Developments", we are evaluating the potential sale or repositioning of a number of assets, including our refinery, crop production manufacturing plants and grain elevators.  If the Board determines that any of these assets should be held for sale, the estimated net realizable proceeds from the sale of these assets may be materially less than the current net book value of these assets, resulting in a material charge to earnings during the period the assets are deemed to be held for sale.  Based on preliminary information, if the Board authorizes Management to dispose of all of the above assets (refinery, crop production manufacturing plants and grain elevators), and if the Court ultimately approves the sale of these assets, we could incur a significant loss, likely in the range of $300 million to $400 million, but possibly more or less.  The sale of a portion of our business may also impair the value to Farmland of intangible assets related in whole or in part to the business sold.  The resulting charge to reduce the asset from net book value to net realizable value could have a material impact on our results of operations and financial position.

Events and changes in circumstances, including the downturn in our crop production business, liquidity issues, and our filing under Chapter 11 of the Bankruptcy Code, resulted in our assessment that the carrying value of certain long-term assets and intangible assets were impaired.  The carrying values of goodwill, other intangible assets and property, plant and equipment were impaired by $21.4 million, $3.8 million, and $26.1 million, respectively, during the year ended August 31, 2002.

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

Discontinued operations.  During February 2002, we adopted a formal plan to dispose of our international grain trading subsidiaries, Tradigrain, primarily through the orderly liquidation of our business.  Tradigrain's remaining assets primarily consist of trade and insurance receivables.  Such receivables may be difficult to fully collect during the windup of operations.  As a part of our accounting process we have established reserves to reduce these receivables to our best estimate of net proceeds.  However, we may collect more or less proceeds than we have estimated.  Collection of more or less proceeds than estimated could have a material effect on our results of operations and financial position.  Furthermore, the length of time required to liquidate our operations could vary from our estimate, which would affect total general and administrative expenses incurred during this liquidation. Either acceleration or delay of the liquidation could have a material impact on our results of operations.  Under current applicable generally accepted accounting principles (Accounting Principles Board ("APB") Opinion No. 30), we are required to estimate and accrue estimated operating losses during the liquidation period as well as any estimated loss we will incur on final liquidation of assets and settlement of liabilities.  As of August 31, 2002, we did not accrue either a loss for future operations or liquidation loss, as management estimates that the liquidation will not result in a loss in a future period.  If actual events differ from our estimates, there could be a material impact on our results of operations and financial position.

Inventory valuation.  Our crude oil and refined petroleum products are valued at the lower of last-in, first-out ("LIFO") cost or market.  Valuing these products at the lower of first-in, first-out ("FIFO") cost or market could have a material impact on our net income and financial position.  During certain prior years, using FIFO inventory costing, applied on a consistent basis, would have increased or decreased pre-tax income for that year by as much as $26.5 million.

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

Pension cost and prepaid pension cost.  Our pension cost and our prepaid pension cost are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors.  In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded asset or obligation in future periods.  After evaluation of the number of employee terminations we made during the period April 1, 2000 through May 31, 2002 we determined that a partial plan termination had occurred.  This resulted in a $3.8 million charge in 2002 to reflect full vesting for certain unvested employees, primarily former employees at our closed Dubuque, Iowa pork plant, who were terminated with less than five years of employment.  While management believes that the assumptions used to record pension expense and prepaid pension cost are appropriate, differences in actual experience or changes in assumptions may have a material impact on our results of operations and financial position.

Financial Condition, Liquidity and Capital Resources

Farmland's liquidity depends primarily on cash flow from operations and our access to debt capital.  On May 31, 2002, due to significantly limited liquidity, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code.  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  The Debtors are currently operating as debtors-in-possession under the supervision of the Court (see Business and Properties - Business - Bankruptcy Proceedings).

Farmland has historically maintained two primary sources for debt capital: (1) bank lines of credit and (2) a historically substantially continuous but, as noted below, now suspended public offering of its subordinated debt and demand loan securities.

On February 7, 2002, Farmland and a syndicate of banks, including Deutsche Bank Trust Company Americas, Rabobank, and CoBank, entered into the Pre-petition Credit Facility.  The Chapter 11 petition filings constituted an event of default under the terms of our Pre-petition Credit Facility.  As of the Petition Date, the Debtors were indebted under the Pre-petition Credit Facility in the amount of $399.7 million (consisting of $233.0 million in revolving loans, $31.7 million of letters of credit obligations and a $135.0 million term loan) plus additional fees, interest and expenses.  The Pre-petition Credit Facility was collateralized by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.

Subsequent to the Petition Date, the Debtors and a syndicate of banks, including Deutsche Bank Trust Company Americas, entered into the DIP Credit Facility, which was subsequently revised and approved by the Court, to provide up to $306.0 million in post-petition financing.  The DIP Credit Facility expires on the occurrence of an event that constitutes a commitment termination date as defined in the agreement or, if no such event has occurred, on November 30, 2003.  All outstanding borrowings under the DIP Credit Facility are due and payable on the commitment termination date.

The DIP Credit Facility is collateralized by a first priority priming lien on all assets of the Debtors including all real, personal and mixed property, both tangible and intangible, but excluding rights in respect to avoidance actions approved by the Court under the Bankruptcy Code.  The DIP Credit Facility also allows for super priority administrative expense claim status in the Chapter 11 cases with priority over certain other administrative expenses of the kind specified or ordered pursuant to provisions of the Bankruptcy Code.  The DIP Credit Facility also includes various restrictive covenants prohibiting the Debtors from, among other things, incurring additional indebtedness, permitting any liens or encumbrances to be placed on property or assets, making investments, or becoming liable for any contingent obligations, all as defined in the agreement.

The $306.0 million DIP Credit Facility is comprised of two components: a $25.0 million Tranche A component and a $281.0 million Tranche B component.  Our ability to borrow under the DIP Credit Facility is limited by several factors, including:

  the maximum aggregate principal amount borrowed under Tranche A and Tranche B of the DIP Credit Facility is limited to $306.0 million;

  the amount available under Tranche B is determined periodically through the use of a borrowing base formula based on the amount and nature of our inventory, receivables and required reserves;

  we are subject to three budget covenants contained in the DIP Credit Facility: (1) a maximum amount of the DIP Credit Facility that can be utilized, (2) a minimum amount of excess availability determined by a borrowing base formula, and (3) a minimum level of operating revenues, all as described in the agreement; and

     we are required to comply with all of the other terms and conditions of the DIP Credit Facility.

At August 31, 2002 and October 31, 2002, we were in compliance with all financial covenants, terms and conditions of the DIP Credit Facility.

Farmland filed a plan of reorganization with the Court on November 27, 2002.  As provided under the DIP Credit Facility, under certain circumstances, it is an event of default if the Debtors fail to file a plan of reorganization approved by all DIP Lenders (such approval not to be unreasonably withheld) by November 27, 2002.  Farmland believes, based on consultation with counsel, that, notwithstanding that approval of the plan of reorganization, as filed on November 27, 2002, has not been received from the DIP Lenders, the plan should be sufficient to satisfy the requirements of the DIP Credit Facility and that it would be unreasonable for the DIP Lenders to take a contrary position.  Nonetheless, the DIP Lenders may take such a contrary position and, if they were successful in doing so, they might seek to declare all unpaid loans under the DIP Credit Facility, and accrued interest on such loans, to be due and payable and might seek to terminate their obligation to make future loans under the DIP Credit Facility.  Based on consultation with counsel, Farmland believes that if the DIP Lenders were to attempt to exercise those remedies, the Court, if presented with the issue, should not permit the DIP Lenders, in the present circumstances, to do so.

Given the uncertainties inherent in Chapter 11 proceedings, language expressing substantial doubt about the ability of Farmland and its subsidiaries to continue as a going concern appears in the auditors' report covering the accompanying Consolidated Financial Statements.  The DIP Credit Facility requires that the auditors' report covering Farmland's Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern.    Based on consultation with counsel, Farmland is, nonetheless, of the view that the DIP Lenders, in the present circumstances, should not be able to exercise remedies, as described in the preceding paragraph, under the DIP Credit Facility by reason of the inclusion of such language and that the Court, if presented with the issue, should not permit the DIP Lenders to do so.

Interest on the DIP Credit Facility is variable and is based on a 2.50% spread over the higher of (1) the Prime Rate or (2) the rate which is 50 basis points in excess of the Federal Funds Effective Rate, as such terms are defined in the DIP Credit Facility (7.25% at August 31, 2002).  Commitment fees of up to 100 basis points per annum are paid periodically on the unused portion of Tranche A of the DIP Credit Facility.

Subsequent to the execution of the DIP Credit Facility, cash received by the Debtors from their operations was used to pay, in full, the revolving loans outstanding under the Pre-petition Credit Facility.  As of August 31, 2002, Farmland had borrowings under the DIP Credit Facility of $170.7 million, and $33.9 million of the facility was being utilized to support letters of credits.  As calculated at August 31, 2002 and November 24, 2002, additional availability under the DIP Credit Facility was approximately $23.3 million and $28.3 million, respectively.  Management believes the DIP Credit Facility is adequate to enable us to continue operations under the supervision of the Court.

As of August 31, 2002, the $135.0 million pre-petition term loan remains outstanding and accrues interest at a rate of 4% over the base rate (8.75% at August 31, 2002).  Farmland does not pay any commitment fees related to the pre-petition term loan.

In August 2001, Farmland National Beef Packing Company, L.P. ("FNBPC") established a five year, $225.0 million credit facility with a syndicate of banks.  This facility provides for a line of credit for up to $100.0 million and a term loan of $125.0 million, both of which are nonrecourse to Farmland and not available to Farmland for general purposes.  Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants.  FNBPC was in compliance with all covenants at August 31, 2002.  At August 31, 2002, FNBPC had borrowings of $112.6 million, and $15.1 million of the facility was being utilized to support letters of credit.  At August 31, 2002, additional availability under the line of credit was approximately $84.8 million.  FNBPC was not included in the Chapter 11 reorganization filings.

During February 2002, a decision was made to dispose of our international grain trading subsidiaries, Tradigrain, through an orderly liquidation of assets and settlement of liabilities.  The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables and other claims, and the settlement of trade and financing liabilities.  Our Switzerland subsidiary, which was party to the primary credit facility to fund the operations of all Tradigrain subsidiaries, filed for creditor protection at that time and all unused lines of credit were rescinded.  Continuing financing is negotiated with the banks on an as needed basis.  As of August 31, 2002, Tradigrain had short-term borrowings of $2.6 million and additionally had $13.6 million of outstanding checks and drafts which will be funded by the banks.  All obligations of Tradigrain are nonrecourse to Farmland and Farmland's other affiliates.

Other borrowing arrangements with banks and financial institutions are also maintained by certain of our subsidiaries that were not included in the Chapter 11 filings. Under such arrangements, at August 31, 2002, $4.2 million was borrowed, and an additional $2.6 million was being utilized to support letters of credit.  These liabilities are nonrecourse to Farmland.

At August 31, 2002, under industrial revenue bonds and other agreements, assets with a carrying amount of $9.1 million and letters of credit of $20.9 million have been pledged.

Under our subordinated debt and demand loan program, which was suspended on October 31, 2000, we offered unsecured debt securities on a best-efforts basis through our wholly-owned broker-dealer subsidiary, Farmland Securities Company.  The types of debt securities offered in this debt program included certificates payable on demand and subordinated debenture bonds. Holders of the subordinated debenture bonds, under certain circumstances, had the option to request the early redemption of outstanding debt securities.  During the year ended August 31, 2002, the outstanding principal balance of demand certificates decreased by $5.7 million to $12.0 million, and the outstanding principal balance of subordinated debenture bonds decreased by $60.7 million  to $474.7 million.  As a result of the May 31, 2002 petition filings by the Debtors under Chapter 11 of the Bankruptcy Code, all payments of unsecured debt securities of the Debtors, including the demand loan certificates and the subordinated debenture bonds, and accumulated interest thereon have been suspended and we are no longer accruing interest on the outstanding balances (such unaccrued interest totaled approximately $12.0 million as of August 31, 2002).  The balances outstanding as of the Petition Date are considered pre-petition claims, and as such all future distributions will be subject to the final terms established in the Debtors' plan of reorganization as confirmed by the Court.

Farmland has issued and outstanding two million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") with an aggregate liquidation preference of $100.0 million ($50 liquidation preference per share).  The Preferred Shares are not redeemable prior to December 15, 2022.  On and after December 15, 2022, the Preferred Shares may be redeemed for cash at our option, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends.  The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other security.  We did not make the quarterly dividend payment of $2 million on the Preferred Shares that was previously declared by our Board of Directors for payment on May 1, 2002.  Subsequent to the Petition Date, our Board of Directors has not authorized any payments of dividends on the Preferred Shares.  The status of the Preferred Shares, including accumulated but unpaid dividends, will be subject to the final terms established in the Debtors' plan of reorganization as confirmed by the Court.

Farmland's operating activities provided $401.2 million in net cash ($221.1 million from continuing operations and $180.1 million from discontinued operations) during the year ended August 31, 2002, a $25.6 million decrease as compared to $426.8 million provided for the year ended August 31, 2001.  The decrease in net cash provided by operations is primarily due to a net loss of $346.7 million recognized for the year ended August 31, 2002 as compared to $90.0 million loss for the year ended 2001.  This increase in net loss is partially offset by a $37.3 million increase in net non-cash operating expenses and a $193.9 million improvement related to changes in our working capital requirements, primarily from decreased accounts receivable and inventory.  The decreases in our working capital requirements are primarily related to our decision to exit our petroleum marketing and distribution business, the formation of our ADM/Farmland venture and discontinuing our international grain trading activities.

Farmland's investing activities used $186.1 million in net cash for the year ended August 31, 2002, a $101.7 million increase as compared to $84.4 million for the year ended August 31, 2001.  The primary use of cash was to purchase the leased facility at Coffeyville, Kansas that produces nitrogen-based crop nutrients.  The total purchase price of approximately $261 million included cash of approximately $206 million and the application of $55 million of prepaid lease payments.  Therefore, only $206 million is reflected as a capital expenditure in our Consolidated Statements of Cash Flows.  This increase in use of funds for investing activities was partly offset by an $88.4 million decrease in funds used for capital expenditures (exclusive of the Coffeyville, Kansas facility) and for the acquisition of investments, notes receivable and other long-term assets.

Farmland's financing activities used $215.1 million in net cash for the year ended August 31, 2002, a $127.3 million decrease  as compared to $342.4 million used for the year ended August 31, 2001.  Due to decreases in cash provided by operations and increased cash used for investing activities we had significantly less cash remaining to use toward reducing our debt than we did for the year ended August 31, 2001.

     Contractual Obligations

Farmland's contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 6, 7, and 13 to the Notes to Consolidated Financial Statements.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in millions)

Long-term debt including capital leases	$ 463.2	$ 323.3	$ 40.2	$ 67.9	$ 31.8
Liabilities subject to Compromise(1)	912.9	N/A	N/A	N/A	N/A
Operating leases(2)	137.7	35.7	42.9	23.9	35.2
Purchase option for Enid, Oklahoma nitrogen facilities	25.5	-0-	25.5	-0-	-0-
Total contractual obligations	$ 1,539.3	$ 359.0	$ 108.6	$ 91.8	$ 67.0

(1)   As a result of the Chapter 11 filings, substantially all pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed pending Court approval or the confirmation of a plan of reorganization.

(2)   Future minimum lease payments may be reduced as we complete our review of all executory contracts, including operating leases, and determine which we will assume and which we will reject.  Once we reject an operating lease, we no longer owe the future minimum lease payments, but we may owe damages to the other party.

Farmland also has contingent liabilities and commitments that are not reflected in our Consolidated Balance Sheets.  These contingent liabilities and commitments primarily include the following:

  letters of credit of $51.6 million (including $17.7 million which is nonrecourse to Farmland and Farmland's other affiliates) outstanding as of August 31, 2002;

  Tradigrain has guarantees with banks of $2.6 million as of August 31, 2002, which are nonrecourse to Farmland and Farmland's other affiliates;

  certain environmental matters that are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown, but it is reasonably possible that such liabilities could exceed the liability accrued at August 31, 2002 by approximately $8.5 million; and

  the total damages related to rejected operating leases will ultimately depend on the number of operating leases rejected, the total value of future payments related to those rejected leases, the contract language of each lease and the ability of the lessor to mitigate damages.

These contingencies are more fully disclosed in Notes 7 and 13 of the Notes to Consolidated Financial Statements.

Results of Operations for Years Ended August 31, 2000, 2001 and 2002

Farmland's sales, gross margins and net income depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, currency fluctuations, tariffs and other factors affecting United States imports and exports.  In addition, various federal and state regulations to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables which affect supply, demand and price of crude oil, refined fuels, natural gas, livestock, grain and other commodities may impact our operations.  Historically, changes in the costs of raw materials used in the manufacture of Farmland's finished products have not necessarily resulted in corresponding changes in the prices at which such products have been sold.  Management cannot determine the extent to which the factors mentioned above may impact our future operations.  For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports.  In addition, earlier this year, use of nitrogen-based crop nutrients for wheat application was reduced as a result of drought conditions experienced in Oklahoma and Texas, and use of nitrogen-based crop nutrients for corn application was reduced as a result of excessively wet weather in the eastern corn-belt.  Also, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.  Farmland's cash flow and net income or loss may be volatile as conditions affecting agriculture and markets for our products change.

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

The table below shows the increase (decrease) in sales and income from continuing operations by business segment in each of the years in the three-year period ended 2002, compared with the respective prior year.

Change in Net Sales
	2001 Compared with 2000	2002 Compared with 2001
	(Amounts in Millions)

Increase (Decrease) of Business Segment Sales:

Crop Production	$(222)	$(219)
Petroleum	292	(745)
Feed	(567)	(45)
Refrigerated Foods	221	131
World Grain	(258)	(1,675)
Other Operating Units	(63)	(70)
Total Increase (Decrease) in Business Segment Sales	$(597)	$(2,623)

	Change in Business Segment Income
	2001 Compared with 2000	2002 Compared with 2001
	(Amounts in Millions)

(Decrease) of Business Segment Income:

Crop Production	$(50)	$(124)
Petroleum	49	(108)
Feed	(11)	20
Refrigerated Foods	(31)	42
World Grain	(16)	(12)
Other Operating Units	(22)	30
Total (Decrease) in Business Segment Income	$(81)	$(152)

Unallocated Expenses:

General and administrative expenses (increase) decrease	$27	$(20)
Restructuring and other charges (increase) decrease	(26)	26
Interest expense (increase) decrease	-0-	(12)
Interest income increase (decrease)	1	(8)
Other income (expense) increase (decrease)	7	(7)
Equity in net income of investees increase (decrease)	1	1
Minority owners interest in net income of subsidiaries	-0-	-0-
Reorganization expense (increase) decrease	-0-	(51)
Cumulative effect of changes in accounting principles	1	(1)
Income tax benefit increase (decrease)	9	(33)
Total (Increase) Decrease in Unallocated Expenses	$20	$(105)
Total (Decrease) in Net Income	$(61)	$(257)

In computing the change of business segment income or loss, income and expenses not identified to an industry segment and income taxes have been excluded except for income taxes directly related to the discontinued international grain operations presented in the world grain segment.  See Notes 18 and 23 of the Consolidated Financial Statements.

Following is management's discussion of business segment sales, segment income or loss and other factors affecting Farmland's net income during 2000, 2001 and 2002.

Crop Production

     Sales

To enhance the efficiency in marketing crop production products to our members, on January 1, 2000, Farmland, Land O'Lakes, and Cenex Harvest States combined their crop production and crop protection marketing functions into a new venture, Agriliance, LLC.  Farmland now sells most of our manufactured product to Agriliance.

Sales of the crop production segment decreased $218.8 million, or 27%, in 2002 as compared to 2001.  The decline was primarily due to an approximate 26% decrease in average unit selling price for all crop nutrient products combined with a 2% decrease in volume of nitrogen-based plant foods and phosphate-based plant foods.  During the year ended August 31, 2001, delivered natural gas prices averaged $4.69 per Mmbtu and the January 2001 New York Mercantile Exchange ("NYMEX") price, at times, exceeded $10 per Mmbtu.  These relatively high natural gas prices caused industry-wide production of nitrogen-based crop nutrients to be curtailed, resulting in increased unit selling prices.  During the year ended August 31, 2002, delivered natural gas prices averaged $2.97 per Mmbtu.  These relatively low natural gas prices encouraged manufacturers to increase production of nitrogen-based crop nutrients.  As a result, the average unit selling price for nitrogen-based crop nutrients was 29% lower during the fiscal year 2002 as compared to fiscal year 2001.  The decline in selling price was partially offset by a 26% decline in cost of production, of which natural gas cost is the major component.

Earlier this year, use of nitrogen-based crop nutrients for wheat application was reduced as a result of drought conditions experienced in Texas and Oklahoma.  During the spring season, application of nitrogen-based crop nutrients for corn planting was less than forecasted due to wet weather in the eastern corn-belt.  Continued dry conditions in the wheat-belt resulted in lower sales during the summer months.  To better manage our crop nutrient inventories with existing demand, we temporarily idled part or all of our plants at Beatrice, Nebraska; Dodge City, Kansas; Enid, Oklahoma; and Fort Dodge, Iowa during part of our third and fourth quarters.  In an effort to increase our cost efficiency, we have closed our plant in Lawrence, Kansas, which produced high cost UAN and was our oldest and most inefficient plant.  We have also closed our plant in Pollock, Louisiana, which was geographically distant from Agriliance's primary marketing areas in the corn belt and wheat belt.

Crop production sales in 2001 decreased $221.8 million, or 22%, compared to 2000.  The decline was primarily due to a 38% decrease in unit sales of nitrogen plant foods and a 66% decline in all other plant food sales.  These decreases were partly offset by a 46% increase in average unit selling price for nitrogen plant foods and a 34% increase in average selling price for all other plant foods sales.  The primary reason for this decrease in unit sales is that, prior to August 2000, potash and certain other products were purchased and re-sold by Farmland.   These products are now purchased and sold directly by Agriliance.   Lower demand also contributed to the decline in unit sales as reflected by an industry-wide decrease in nitrogen and phosphate-based plant food sales.  The increase in average unit selling prices resulted from a significant increase in natural gas prices.  During 2001, the increase in natural gas prices resulted in higher priced nitrogen-based crop nutrients within the United States.  This made the United States market more attractive to foreign producers, resulting in increased imports of nitrogen-based crop nutrients.  To better manage our inventory costs, during the year we temporarily curtailed production of nitrogen-based plant foods at various production plants.

     Income

Significant factors which caused the loss of the crop production segment to increase by $123.9 million to a loss of $189.0 million for the year ended August 31, 2002 compared with a loss of $65.1 million in the prior year included:

  reorganization expenses of $9.4 million, primarily related to rejected executory contracts, were recognized as a result of Farmland's Chapter 11 filing during fiscal year 2002;

  during the year ended August 31, 2002, compared with the same period in the prior year, we incurred $14.8 million additional costs associated with temporarily idled plants;

  during the year ended August 31, 2002, $34.7 million was recorded as asset impairments related to closing manufacturing operations at our Lawrence, Kansas and Pollock, Louisiana plants;

  during the year ended August 31, 2002, $6.6 million in additional environmental accruals were recorded as a result of estimate adjustments and plant closures;

  during the year ended August 31, 2002, $23.2 million was recorded as an impairment as a result of reducing certain crop production investments to net realizable value;

  during the year ended August 31, 2001, derivative commodity instruments associated with idled facilities were sold, resulting in $18.7 million of income recognized;

  during the year ended August 31, 2001, a $4.8 million gain was recognized from the sale of natural gas inventories due to the idled plants; and

  during the year ended August 31, 2001, a nonrecurring gain of $12.4 million (net of income tax expense of $2.2 million) was recognized as a result of the change in accounting methods for derivative commodity instruments upon our required adoption of SFAS 133.

These factors were partially offset by:

  an increase of $13.0 million in earnings from investees during the year ended August 31, 2002, compared with the same period in the prior year; and

  a $6.6 million decrease in interest expense allocated to the crop production segment during the year ended August 31, 2002, compared with the same period in the prior year, primarily due to the suspension of interest on subordinated debt and demand loan securities.

Significant factors which caused the loss of the crop production segment to increase by $50.3 million to a loss of $65.1 million for the year ended August 31, 2001 compared with a loss of $14.8 million in the prior year included:

  margins decreased $37.0 million primarily as a result of higher per unit costs of production caused by the increase in the cost of natural gas;

  during the year ended August 31, 2001, an additional $19.2 million in unrecovered fixed costs were incurred due to the temporary idling of three of our facilities in order to better manage our inventory costs;

  during the year ended August 31, 2001, additional interest expense of $7.8 million was incurred (see "Interest Expense" for discussion regarding interest expense);

  during the year ended August 31, 2001, an $18.9 million decrease in equity income from investees was primarily due to lower earnings from Agriliance; and

  during the year ended August 31, 2000, a $49.6 million gain was recorded due to the sale of a portion of our direct equity investment in the Agriliance venture.

These factors were partially offset by:

  gains of $38.9 million were related to management of natural gas positions for the year ended August 31, 2001, which included an increase in income of $12.4 million (net of income tax expense of $2.2 million) from the change in accounting methods for derivative instruments;

  during the year ended August 31, 2001, $5.5 million in startup costs were incurred related to the gasification plant located in Coffeyville, Kansas, compared with $35.3 million in the prior year;

  during the year ended August 31, 2001, compared to the same period in the prior year, SG&A expenses decreased by $6.6 million; and

  during the year ended August 31, 2001, $6.3 million (net of income tax expense of $1.1 million) additional income resulted from a change in our accounting method for planned major maintenance expenses.

Petroleum

     Sales

Sales of the petroleum segment decreased $745.4 million, or approximately 44%, in 2002 as compared to 2001.  Approximately $194 million of this sales decrease was a result of the sale of our approximate 41% ownership of Country Energy, LLC to Cenex Harvest States on November 30, 2001.  See "Business and Properties - Business - Petroleum - Marketing" for further discussion.  The remaining decrease was primarily related to a 26% decrease in per unit selling prices for gasoline, distillates and diesel fuels combined with a decrease of 16% in units sold.  The decrease in unit prices for refined fuels was a result of excess supplies across the country that remained in place for much of the year.  The high inventory levels are a continued result of decreased demand after the terrorist attacks on September 11, 2001 and a mild winter that affected usage of distillate heating oil.  Also, during periods of relatively high natural gas prices, power plants will tend to switch from using natural gas to fuel oil to meet their energy requirements.  Natural gas prices were significantly lower during the 2001-2002 winter than during the prior winter, resulting in lower demand by power plants for fuel oil.  Increased demand for distillates used in the production of jet fuels used for military operations was largely offset by a decrease in jet fuel demand by commercial aircraft.  The decrease in units sold resulted primarily from shutdown of our Coffeyville, Kansas refinery during March and part of April in order to perform planned major maintenance activities.  These planned major maintenance activities are also referred to as turnaround.

Sales of the petroleum segment increased $292.0 million, or 21% in 2001 as compared to 2000.  The increase is primarily due to an approximate 6% increase in unit sales of refined fuels along with a 13% increase in the average unit selling price.  Propane unit sales increased 45% and propane average unit selling prices increased 47%.  The refined fuels and propane unit price increases resulted from a colder than normal winter throughout much of the United States combined with low inventory levels of refined fuels, especially gasoline, and unplanned refinery shutdowns in the Midwest region of the country.

     Income

Earnings of the petroleum segment decreased $108.0 million in 2002 to a loss of $48.8 million compared with income of $59.2 million in 2001.  Margins decreased $137.4 million primarily due to the narrowing of the spread between crude oil costs and refined fuel selling prices, referred to as the crack spread.  Although the crack spread had been very strong during early September, the subsequent decrease in demand and resulting oversupply of refined products forced the crack spread level to five-year lows during our second quarter and the crack spread remained at a relatively low level through the remainder of 2002.  Margins were also reduced as we were unable to produce product during the turnaround period and due to inclusion of $16.9 million in turnaround expenses in cost of sales (see "Business Properties - Business - Petroleum Refining").

Other significant factors affecting petroleum's income included:

  a pre-tax gain of $18.0 million on the sale of our equity interest in Country Energy during November 2001;

  a $7.2 million decrease in SG&A expense as a result of exiting the petroleum marketing business; and

  a $13.9 million decrease in net interest expense primarily as a result of a decrease in working capital resulting from the sale of our share of Country Energy combined with an overall decrease in interest expense available for allocation.

These other factors were partially offset by:

  a reduction of $6.6 million in income from investees, primarily as a result of dissolution of Cooperative Refining; and

  by a nonrecurring gain of $2.0 million (net of income tax expense of $0.4 million) recognized in the prior year as a result of the change in accounting methods for derivative commodity instruments as required to comply with SFAS 133.

Income of the petroleum segment increased $49.0 million in 2001 to an income of $59.2 million compared with an income of $10.2 million in 2000.  The increase is primarily a result of unusually large spreads between crude oil costs and refined fuel selling prices that were at ten-year average highs during 2001 for our region.  The spread was caused by lower than normal inventory levels throughout the country and unplanned refinery shutdowns.  The increase in gross margins of $70.6 million was partly a result of the dissolution of Cooperative Refining, LLC, which was 42% owned by Farmland, effective December 31, 2000.  As a result, income previously recognized as equity in income of investees is now recognized as a part of gross margins.  The increase in gross margins was offset by a $3.6 million increase in SG&A expense, and a decrease in equity in income from investees of $14.7 million, primarily as a result of the dissolution of Cooperative Refining, LLC.

Feed

     Sales

In order to enhance the size, scale and market position of our feed operations, effective October 1, 2000, Farmland and Land O'Lakes combined feed businesses to form a new venture, Land O'Lakes Farmland Feed (LOLFF).  Starting October 1, 2000, we no longer record our feed business sales, SG&A expenses, interest expense, interest income and other income (expense) in our Consolidated Financial Statements.  Instead, we record only our share of net income (loss) of the venture as equity in net income of investees in our Consolidated Financial Statements.  We recorded only one month's sales during 2001 and no sales during 2002.

As a result of forming the LOLFF venture, the sales of the feed segment as recorded in Farmland's financial statements decreased $567.5 million, or approximately 93% in 2001 compared to 2000.

     Income

Income for the feed segment increased $20.0 million in 2002 to an income of $17.7 million compared to a loss of $2.3 million during the same period last year.  The increase primarily resulted from $16.5 million in proceeds received from a settlement related to vitamin supplements for animal feed, a $3.2 million decrease in interest expense, and a $0.9 million increase from our share of equity income in LOLFF.

Income for the feed segment decreased $10.8 million in 2001 to a loss of $2.3 million compared with an income of $8.5 million in 2000.  The decrease was primarily due to our share of non-recurring cost associated with LOLFF's restructuring of its manufacturing facilities combined with reduced margins for the poultry formula feed, Farm and Ranch, and Animal Protein lines of the business.  Manufacturing expenses also increased due to increased natural gas costs.

Refrigerated Foods

     Sales

Sales in the refrigerated foods segment increased $130.7 million, or approximately 3%, in 2002 compared with 2001.  This increase was primarily due to an approximate 9% increase in unit sales volume partially offset by an approximate 6% decrease in unit selling price.  The increase in unit sales volume was primarily due to increased slaughter levels from a surplus of cattle and hogs ready for market and increased plant efficiencies.  The number of livestock ready for market has historically been cyclical.  We believe livestock supplies in 2003, while adequate, may be tighter than in 2002.  Unit selling prices have declined as a result of a combination of factors including:

  competing proteins on the domestic market due to the Russian import ban on poultry products;

  weaker demand from the restaurant and food service industry resulting from decreased travel following the September 11, 2001 terrorist attacks; and

  a continued weak Japanese economy, combined with Japanese concerns regarding Bovine Spongiform Encephalopathy, resulted in reduced export demand from Japan.

Approximately 9.3% of our refrigerated foods sales during 2002 were to a single customer.  We believe that we have a satisfactory, long-term relationship with this customer.  However, a significant reduction in purchases from Farmland by this customer could have a material adverse effect on our financial condition.

Sales in the refrigerated foods segment increased $221.3 million, or approximately 5%, in 2001.  This increase was primarily due to an 8% increase in unit selling price partially offset by a 3% reduction in unit sales volume.  The reduction in unit sales volume was primarily due to decreased slaughter levels resulting from the sale of our Dubuque, Iowa plant during June 2000 and the closure of our Carroll, Iowa plant during June 2001.

     Income

Income in the refrigerated foods segment increased by $42.4 million to $60.4 million in 2002 compared with $18.0 million in 2001.  Significant factors which caused the income of the refrigerated foods segment to increase for the fiscal year ended August 31, 2002 compared to the prior year included:

  margins increased $29.3 million, primarily as a result of increased slaughter levels partly offset by a decrease in unit selling prices;

  during 2002, shutdown costs were reduced by $17.8 million compared with the same period last year when we permanently closed our Topeka, Kansas processing plant and temporarily closed our Carroll, Iowa processing plant;

  during 2002, SG&A expenses were reduced by $3.4 million compared with the same period last year; and

  during 2002, we recorded $4.0 million in reimbursements in other income (expense) related to development of application systems for activated lactoferrin.

These factors were partially offset by:

  during 2002, earnings from investees decreased by $3.1 million; compared with the same period last year;

  during 2002, we realized a loss of $3.1 million on the sale of our 50% equity interest in Supreme Cattle Feeders, LLC, which operated a feedlot in Liberal, Kansas; and

  during 2002, we incurred losses from derivative commodity instruments of $13.7 million, compared with a loss of $6.2 million (including a nonrecurring loss of $1.6 million, net of income tax benefit of $0.9 million, recognized as a result of the change in accounting methods for derivative commodity instruments upon our required adoption of SFAS 133) incurred in the same period last year.

Income of the refrigerated foods segment decreased $31.4 million in 2001 to $18.0 million, compared with income of $49.4 million in 2000.  Significant factors which caused the income of refrigerated foods segment to decrease for the fiscal year ended August 31, 2001 compared to the prior year included:

  margins decreased $18.9 million, primarily as a result of decreased slaughter levels partly offset by a increase in unit selling prices; and

  during 2001, shutdown costs of $17.8 million were incurred when we permanently closed our Topeka, Kansas processing plant and temporarily closed our Carroll, Iowa processing plant, as a result of management's decision to close unprofitable meat facilities.

World Grain

Effective May 4, 2001, we formed a grain marketing relationship with ADM.  ADM/Farmland, Inc., a wholly-owned subsidiary of ADM, purchased our United States grain inventories and Farmland Atwood, our wholly-owned grain commission subsidiary.  ADM/Farmland leases and operates our grain elevators throughout the United States.  These leases are in an amount adequate to reimburse us for our depreciation and other ownership expenses.  ADM/Farmland obtains its grain from third party sources.  Farmland also shares in 50% of the earnings or losses of ADM/Farmland.  As a result, effective from the date of formation of this venture, sales, cost of sales, SG&A expenses and other income (expense) generated by this venture are no longer recorded in our Consolidated Statements of Operations.  Our share of the net earnings of this venture is now included as a component of equity in net income of investees.  During the years ended August 31, 2000 and 2001, for this operation we recognized the following in our Consolidated Statements of Operations:

Year Ended August 31
	2000	2001
(Amounts in Millions)

Sales	$ 1,935.0	$ 1,677.4
Cost of Sales	$ 1,878.2	$ 1,652.2
SG&A expenses	$ 40.9	$ 28.4
Restructuring and other charges	$ -0-	$ 12.2
Other expenses and interest	$ 21.8	$ 18.6

During February 2002, a decision was made to dispose of, within one year, our international grain trading subsidiaries, Tradigrain, through an orderly liquidation of assets and settlement of liabilities.  Accordingly, the results of our international grain operations, net of tax, are reflected as a single line item, "Discontinued Operations," on our Consolidated Statements of Operations for each year in the three years ended August 31, 2002.

World grain incurred a net loss of $53.4 million for the year ended August 31, 2002 compared with a net loss of $41.1 million last year.  Our international grain operations incurred a loss of $37.6 million for the year ended August 31, 2002, compared to a loss of $6.0 million last year.  Prior to our decision to discontinue our international grain operations in February 2002, we had recognized a loss of $14.1 million for the six month period ended February 28, 2002, a decrease in income of $20.0 million compared to the same period last year, primarily as a result of decreased gross margins on commodities sold.  Since that time we have been winding down our operations by liquidating our inventories, collecting our accounts receivable, paying our liabilities, selling property, plant and equipment, closing down our trading offices and paying severance.  In the last six months of this year we have recognized expenses of $23.5 million related to these activities.  Results of our international grain operations are included in the loss from discontinued operations, net of tax, in our Consolidated Statements of Operations.  The decrease in income from international operations was partly offset by a $19.4 million improvement, when compared to last year, in our North American operations, which are now a part of ADM/Farmland.  This improvement is primarily the result of improving our cost structure and reducing interest costs through placing our operations in the ADM/Farmland venture, partly offset by recognition of potential claims related to railcar leases we rejected prior to August 31, 2002.

World grain income decreased $15.6 million to a loss of $41.1 million in 2001 compared with a loss of $25.5 million in 2000.  Our international grain operations incurred a loss of $6.0 million in 2001 compared with a loss of $19.9 million in 2000.  During May 2001,  Farmland entered into a grain marketing relationship with ADM and sold our grain commission company, Farmland Atwood, to ADM.  These transactions resulted in a charge of $12.2 million during the year, consisting primarily of elimination of goodwill associated with Farmland Atwood and accrued severance for the affected employees.  This was the primary reason income of the world grain segment decreased $15.6 million, or 62%, in 2001 as compared to 2000.  Also affecting world grain's income were reduced gross margins and higher interest costs associated with carrying grain inventories, partly offset by a reduction of SG&A expenses.

Other Operating Units

As a result of our Board's decision to exit non-strategic businesses, we have significantly reduced the number and scope of businesses that comprise our other operating units segment.  Farmers Petroleum, Double Circle, Ampride, SFA and NEA were retail, convenience and supply stores located in various regions of the country.  Most of the stores have been sold or closed and these businesses now consist of the winding down of operations, including the collection of receivables, the collection of rents, and the settlement of environmental compliance issues.  The assets of Heartland Wheat Growers, a wheat gluten manufacturer, were sold during October 2001 and our Mexico City sales office was closed during fiscal year 2001.  These businesses are in the process of winding down.  Grain processing consisted of miscellaneous grain ventures, most of which have been sold or closed.  Remaining other operating units consist of Farmland Insurance Agency, Ceres, and the Print Plant, which provide services related to insurance, real-estate, and print services, respectively.  During 2002 other operating units realized income of $2.1 million compared with a loss of $27.9 million in the prior year.  This improvement is primarily a result of our decision in May 2001 to close Heartland Wheat Growers, our subsidiary that produced wheat gluten at a facility in Russell, Kansas.  When the decision was made to close the facility because of prolonged depressed wheat gluten prices, we recorded an asset impairment of $15.5 million and an accrual for shutdown costs of $4.9 million.  Subsequent to the plant closure, we sold the assets of the plant.  As a result of the sale in October 2001, we recognized a gain on the sale of assets of $3.5 million and reversed part of the shutdown accrual in the amount $2.7 million.  Also, there was an approximate $3.0 million reduction of operating losses due to the termination of operations of Heartland Wheat Growers and our Mexico City office.

Selling, General and Administrative Expenses

SG&A expenses from continuing operations decreased $23.6 million in 2002 compared with 2001.  SG&A expenses directly associated with business segments decreased $43.4 million, primarily related to the formation of our Land O'Lakes Farmland Feed and ADM/Farmland joint ventures, the dissolution of our Country Energy and Cooperative Refining joint ventures and our exiting from certain non-strategic businesses.  Unallocated expenses not identified to business segments increased $19.8 million primarily as a result of employee-related costs, an increase in general liability insurance costs, and excess railcar lease costs compared with the related railcar sublease income.

SG&A expenses from continuing operations decreased $86.4 million in 2001 compared with 2000.  SG&A expenses directly associated with business segments decreased $59.2 million, primarily related to formation of our Land O'Lakes Farmland Feed, ADM/Farmland, and Agriliance joint ventures and the sale of our Dubuque, Iowa meat processing plant.  SG&A expenses not identified to business segments were reduced by $27.2 million, primarily as a result of reduced information technology and personnel costs.

Restructuring and Other Charges

We incurred restructuring and other charges of $51.9 million (current period restructuring costs of $58.2 million less recoveries and reversals related to prior period restructuring costs of $6.3 million) for the year ended August 31, 2002, a decrease of $28.4 million compared with restructuring and other charges of $80.3 million in the same period last year.  Restructuring and other charges directly associated with business segments decreased by $2.1 million.  Restructuring and other charges not directly associated with business segments decreased by $26.3 million, as we recorded a charge in 2001 to write-off a portion of our enterprise-wide integrated software system associated with businesses which have been closed, sold or contributed to ventures.

The following is the effect of our restructuring charges (income) on segment income:

	Year Ended August 31
	2001	2002
	(Amounts in Millions)

Crop Production	$-0-	$57.8
Petroleum	2.5	-0-
Feed	-0-	-0-
Refrigerated Foods	17.4	-0-
World Grain	12.2	-0-
Other Operating Units	21.9	(5.9)
Unallocated	26.3	-0-
Restructuring and other charges	$80.3	$51.9

Interest Expense

Interest expense from continuing operations decreased $35.4 million in 2002 compared with 2001.  Interest expense directly charged to the business segments decreased $47.3 million.  The decrease in interest expense is primarily a result of the following:

  interest expense from bank borrowings decreased $25.0 million due to a decrease in our average borrowing rate and a decrease in our average borrowings, primarily as a result of lower average receivables and inventory (primarily as a result of exiting our domestic grain operations and the formation of ADM/Farmland in May 2001) compared with the previous year;

  interest expense from our unsecured debt decreased $16.3 million due to redemptions of debt securities that took place in the first nine months of 2002;

  we have not accrued interest on our unsecured debt subsequent to the Petition Date (such unaccrued interest totaled approximately $12 million as of August 31, 2002) since, under bankruptcy law, payment of interest on unsecured debt has been stayed; and

  partially offset by $6.0 million of interest expense related to settlement of a 1992 federal income tax audit.

Interest expense from continuing operations increased $10.3 million in 2001 compared with 2000 primarily due to increased financing to support grain inventories and receivables, an increase in our average borrowing rate, and the amortization of costs related to establishing our new senior secured credit facility.  Interest expense directly charged to segments increased $10.3 million.

Other Income (Expense)

Other, income (expense) decreased $35.5 million in 2002 compared to 2001.  Other income (expense) directly associated with business segments decreased $28.5 million, as more fully described in the above business segment discussions.  Other income (expense) that is not directly associated with business segments decreased $7.0 million, primarily due to a $4.4 million gain on the sale of our 50% ownership in One System Group, a provider of information services and a $1.5 million gain on the sale of our approximate 25% ownership in Vantage Point Network, a provider of information services to production agriculture, both recognized during the same period last year.

Other income (expense) decreased $7.0 million in 2001 compared with 2000.  Other income (expense) directly associated with business segments decreased $14.3 million, as more fully described in the above business segment discussions.  Other income (expense) that is not associated with business segments increased $7.3 million, primarily due to a $4.4 million gain on the sale of our 50% ownership in One System Group and a $1.5 million gain on the sale of our approximate 25% ownership in Vantage Point Network.

Income Tax Benefit (Expense)

Income tax expense from continuing operations increased $33.1 million to a tax expense of $5.5 million in 2002 compared with a tax benefit from continuing operations (before $3.3 million of income tax expense applicable to the cumulative effect of changes in accounting principles) of $27.6 million in 2001.  The increase is primarily due to:

  our assessment that it is more likely than not that we will be unable to utilize a substantial portion of our net operating loss carryforward and, accordingly, we increased our valuation allowance; and

  as a result of our bankruptcy, we determined that it is unlikely we will redeem our nonqualified equities and, accordingly, we wrote-off the tax benefit attributable to these nonqualified equities.

Income tax benefits from continuing operations increased $9.5 million, from a tax benefit of $18.1 million in 2000 compared with a tax benefit of $27.6 million in 2001, primarily as a result of the increase in our loss from continuing operations, partially offset by the establishment of a valuation allowance to reduce our net operating loss carryforward to its estimated net realizable value and the recognition of certain expenses, primarily related to goodwill impairments, that were not deductible for tax purposes.

Reorganization Expenses

During 2002, we recognized $69.1 million in reorganization expenses directly associated with the Chapter 11 proceedings.  Such costs primarily include $29.7 million for the recognition of asset impairments related to goodwill, property, plant and equipment, and other assets associated with businesses that will be closed or discontinued, a $24.4 million charge to expense for the remaining balances of deferred debt costs, $14.2 million for damages on rejected executory contracts, and $9.7 million for legal and professional fees attributable to the bankruptcy filing.  These costs are partially offset by a $8.7 million reduction in SF Services warrants outstanding, and a $1.0 million gain on settlement with vendors.  See Note 17 "Reorganization expenses" in the accompanying Notes to Consolidated Financial Statements.

Capital Expenditures

See "Business and Properties - Business - Capital Expenditures and Investments in Ventures."

Matters Involving the Environment

Farmland is subject to various stringent federal, state and local environmental laws and regulations, including those governing the use, storage, discharge and disposal of hazardous materials, as we use hazardous substances and generate hazardous wastes in the ordinary course of our manufacturing processes.  See "Business - Governmental Regulation - Environmental Regulations."  Liabilities related to remediation of contaminated properties are recognized when the related costs are probable and can be reasonably estimated.  Estimates of these costs are based upon currently available facts, existing technology, undiscounted site specific costs and currently enacted laws and regulations.  In reporting environmental liabilities, no offset is made for potential recoveries.  Such liabilities include estimates of Farmland's share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay.  All liabilities are monitored and adjusted regularly as new facts or changes in law or technology occur.

Farmland wholly or jointly owns or operates grain elevators and manufacturing properties and has potential responsibility for environmental conditions at a number of former manufacturing facilities and at waste disposal facilities operated by third parties.  Farmland also has been identified by the EPA, as a potentially responsible party ("PRP") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at various National Priority List sites and has unresolved liability with respect to the past disposal of hazardous substances at four such sites.  CERCLA may impose joint and several liability on certain statutory classes of persons for the costs of investigation and remediation of contaminated properties, regardless of fault or the legality of the original disposal.  These persons include the present and former owners or operators of a contaminated property and companies that generated, disposed of, or arranged for the disposal of hazardous substances found at the property.  We are investigating or remediating contamination at 51 properties under various state and federal hazardous waste management laws.  During 2000, 2001 and 2002, we paid approximately $2.3 million, $1.2 million and $6.1 million, respectively, for environmental investigation and remediation.

Farmland currently is aware of probable obligations for environmental matters at a number of properties.  As of August 31, 2002, we had an environmental accrual in our Consolidated Balance Sheet for probable and reasonably estimatable costs for remediation of contaminated property of $20.0 million. We periodically review and, as appropriate, revise our environmental accruals.  Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate. Farmland has also recorded, as a receivable, approximately $0.2 million of estimated, probable insurance proceeds related to an environmental issue which has been remediated.

Some environmental matters are in preliminary stages and the timing, extent and costs of actions which governmental authorities may require are currently unknown.  As a result, certain costs of addressing environmental matters are either not probable or not reasonably estimable and, therefore, have not been accrued.  In management's opinion, it is reasonably possible that Farmland may incur $8.5 million of costs in addition to the $20.0 million which has been accrued.

Under the Resource Conservation Recovery Act of 1976 (''RCRA''), Farmland has four closure and four post-closure plans in place for five locations. Closure and post-closure plans also are in place for four landfills and two injection wells as required by state regulations.  It is reasonably possible that such closure and post-closure costs may total $10.0 million of which $7.3 million has been accrued at August 31, 2002 (and are in addition to the $20.0 million accrued and the $8.5 million discussed in the prior paragraphs).  These liabilities are accrued when plans for termination of plant operations are made.  During the year ended August 31, 2002, a determination was made to close our fertilizer plants at Pollock, Louisiana and Lawrence, Kansas.  As a result, we accrued $7.0 million as an estimate for closure costs related to these plants.  These closure costs are included in other net expense in our accompanying Consolidated Statements of Operations.  Environmental exit costs have not been accrued for locations at which operations are being conducted and for which we do not plan to terminate operations in the foreseeable future.

In November 1998, there was a release of petroleum into the Verdigris River near Coffeyville, Kansas, from a break in a section of Farmland's pipeline facilities.  Farmland committed extensive resources to address the release and we believe there has been no lasting impact on the environment.  However, in April 2001, Farmland received an EPA demand for civil penalty associated with the release.  Although the final penalty amount to be assessed still has not been decided, Farmland believes the matter ultimately will be resolved for an immaterial amount which has been accrued as of August 31, 2002.

Protection of the environment requires us to incur expenditures for equipment or processes.  These expenditures may impact our future net income and cash flows.  The EPA has issued new rules limiting sulfur in gasoline to 30 parts per million and in diesel fuel to 15 parts per million.  The rules affecting gasoline have a January 1, 2004 compliance date.  The EPA has issued Farmland a regulatory extension of the gasoline deadline until January 1, 2008.  The rules affecting diesel fuel have a June 1, 2006 compliance date.  Furthermore, Congress is considering legislation which may result in classification of Farmland as a small refiner.  Classification as a small refiner may provide Farmland with greater flexibility in meeting the low sulfur requirements.  Based on information currently available, we anticipate that expenditures of between $75 million and $85 million will be required to achieve compliance with these new rules.  Our ability to make these expenditures is contingent on our ability to successfully implement a plan of reorganization and to arrange adequate financing.  There can be no assurance that we will be able to successfully implement a plan of reorganization or, if a plan of reorganization is successfully implemented, that we can arrange adequate financing to fund the capital expenditures necessary to bring the refinery into compliance with the EPA's low sulfur rules.  In such circumstances, if we are unable to sell the refinery, we will explore all viable options, including additional discussions with the EPA to delay the required implementation date, but ultimately we may determine that we should cease refining operations and close the refinery.

Environmental expenditures are capitalized when such expenditures provide future economic benefits. In 2000, 2001 and 2002, Farmland had capital expenditures of approximately $6.8 million, $0.7 million and $0.8  million, respectively, to improve our environmental compliance and the efficiency of our operations.

Management believes we currently are in substantial compliance with existing environmental rules and regulations.  There can be no assurance that the environmental matters described above or environmental matters which may develop in the future will not have a material adverse effect on our business, financial condition or results of operations.

Recent Accounting Pronouncements

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued during June 2001 by the FASB.  On adoption of this standard, goodwill and other intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets are tested annually for impairment.  For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142, will be effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003).  For goodwill and other intangible assets arising out of business combination with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  At August 31, 2002 the carrying value of goodwill in our Consolidated Balance Sheets was $28.9 million.  For the year ended August 31, 2002, Farmland recognized goodwill amortization of $1.1 million arising from business combinations with non-cooperatives and $2.1 million from business combinations with cooperatives.  As of September 1, 2002 (the beginning of our fiscal year 2003), Farmland adopted this statement for goodwill resulting from business combinations with non-cooperatives.  We do not anticipate any material impairment of goodwill as a result of adoption of SFAS No. 142 for business combinations with non-cooperative companies.

SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued during June 2001 by the FASB.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

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

Farmland is required and plans to adopt the provisions of SFAS No. 143 effective September 1, 2002 (our fiscal year 2003).  We do not anticipate that adoption of this statement will have a material effect on our financial position or results of operations.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued during October 2001 by the FASB.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," it retains many of the fundamental provisions of that statement.

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

Farmland is required and plans to adopt the provisions of SFAS No. 144 effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003).  We do not anticipate that adoption of this statement will have a material effect on our financial statements and results of operations; however, as we continue our strategy of repositioning and selling assets, additional businesses may be reported as discontinued operations pursuant to SFAS No. 144.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal  Activities" was issued during June 2002 by the FASB.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging issues Task Force (EITF) Issue No. 94-3.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan.  However, SFAS No. 146 concludes that a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  Previously issued financial statements may not be restated.  We do not anticipate that adoption of this statement will have a material impact on our financial statements and results of operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Annual Report to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland.  The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.  Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances.  Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, the expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, cost of raw materials, the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted regulations related to low sulfur gasoline and diesel fuel, the level of capital expenditures and monetary sanctions which will be required as a result of EPA proceedings, the quantity of nitrogen-based crop nutrients imported into the United States, our ability to maintain satisfactory relationships with major customers, Court approval of a plan of reorganization, our ability to successfully implement any Court approved plan of reorganization, the adequacy of the DIP Credit Facility to satisfy our liquidity requirements, our ability to comply with the covenants contained in the DIP Credit Facility, our ability to sell assets held for sale at their estimated net realizable value, our ability to realize our deferred tax assets, the effect on Farmland if legislation prohibiting the ownership of livestock by meat packers is adopted, the use of lactoferrin on a commercial basis, and our ability to liquidate our Tradigrain operation without incurring future losses.  Discussion containing such forward-looking statements is found in the material set forth under "Business and Properties" (including, without limitation, "Business Risk Factors"), "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", as well as within this Form 10-K generally.

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

12.   Terrorist attacks which may disrupt the financial and credit markets and may negatively impact the United States economy and other economies.

13.   The factors identified in "Business and Properties - Business - Business Risk Factors".

ITEM 7A.        Quantitative and qualitative disclosures about Market Risk

Sensitivity Analysis

Farmland is exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk.  To manage the volatility related to these risks, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices.  Generally, all derivative instruments held by Farmland are intended to serve as economic hedges, although they may not be designated as accounting hedges.  Commodities to which we currently have  risk exposure include:  feed grains, soybean meal, cattle, hogs, pork bellies, natural gas, crop nutrient products, crude oil and refined fuels.  Farmland also has risk exposure to changes in interest rates and changes in the exchange rate of certain foreign currencies, primarily the Euro.  Farmland maintains risk management control systems to monitor its commodity risks and the offsetting hedge positions.

The following table presents one measure of market risk exposure using sensitivity analysis.  Market risk exposure is defined as the change in the fair value of the derivative commodity instruments assuming a hypothetical change of 10% in market prices.  Actual changes in commodity market prices may differ from hypothetical changes.  Fair value was determined for derivative commodity contracts using the average quoted market price for the three near-term contract periods combined with Farmland's net position by commodity at year-end.  The market risk exposure excludes the underlying positions that are being economically hedged.  The underlying commodities hedged have a high inverse correlation to price changes of the derivative commodity instruments.

Effect of 10% Change in Fair Value as of August 31
(Amounts in Millions)
Derivative Commodity Contracts:
	2001	2002
Grains:
Trading	$ 15.8	$ 0.7
Energy:
Trading	$ 1.0	$ -0-
Other than trading	$ 1.2	$ -0-
Meats:
Trading	$ 2.1	$ 2.9

Farmland's overall market risk exposure, as measured using sensitivity analysis, has been materially reduced since August 31, 2001 primarily as a result of our domestic grain alliance with ADM/Farmland and our decision to discontinue our international grain trading subsidiaries.  Also, subsequent to the Petition Date, we are now purchasing crude approximately one week prior to when the crude is required at the refinery for processing.  This short delivery time reduces our exposure to price volatility for the raw materials.  See "Business and Properties - Petroleum - Raw Materials."

Farmland has used, and may in the future use, interest rate swaps to hedge a portion of our variable interest rate exposure and foreign currency forward contracts to hedge our exposure related to certain foreign currency denominated transactions.  Prior to the Petition Date, Farmland had fair value exposure to interest rate risk as a result of our fixed rate subordinated debt and demand loan securities.  These bonds are subject to compromise and, as of the Petition Date, we ceased accruing and paying interest on these bonds.  As a result we have very limited fair value exposure to interest rate risk as of August 31, 2002.  Assuming an adverse interest rate movement of 100 basis points the impact on fair value of interest positions held at August 31, 2001 and 2002 would be $33.8 million and zero, respectively.  Also, as a result of discontinuing our international grain trading subsidiaries, we did not have any open foreign currency positions as of August 31, 2002.  Assuming an adverse movement in the foreign currency spot price of 10%, the impact on fair value of currency positions held at August 31, 2001 and 2002 would be $3.3 million and $0.0 million, respectively.

Market risk on other than trading transactions is not material to our results of operations or financial position, as we have offsetting physical positions.  The market risk of trading positions is unlikely to have a material impact on our financial position, but could have a material impact on our results of operations in a particular fiscal period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Farmland Industries, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Farmland Industries, Inc. and subsidiaries ("the Company") as of August 31, 2001 and 2002, and the related Consolidated Statements of Operations, Cash Flows and Capital Shares and Equities for each of the years in the three-year period ended August 31, 2002.  These Consolidated Financial Statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Farmland Industries, Inc. and subsidiaries as of August 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

These Financial Statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has suffered recurring losses and because of insufficient liquidity, Farmland Industries, Inc. and four of its subsidiaries ("Debtors") filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code ("Code") on May 31, 2002.  The Debtors are currently being operated as debtors-in-possession under the Code and have filed, on November 27, 2002, a plan of reorganization as described in Note 1.    However, the plan of reorganization, as filed, may not be sufficient to avoid an event of default under Farmland's DIP Credit Facility.  Management's plans in regard to its plan of reorganization, which is subject to approval by the various constituencies and confirmation by the Court, are also described in Note 1.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 11 to the Consolidated Financial Statements, Farmland changed its method of accounting for derivative instruments and hedging activities in 2001.  As discussed in Note 19 to the Consolidated Financial Statements, Farmland changed its method of accounting for planned major maintenance costs from the accrue-in-advance method to the direct expense method in 2001.

KPMG LLP

Kansas City, Missouri
November 27, 2002

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONSOLIDATED BALANCE SHEETS
ASSETS

	August 31
	2001	2002
	(Amounts in Thousands)

Current Assets:
Accounts receivable - trade (net of allowance for doubtful accounts of $16,323 at August 31, 2001 and $23,934 at August 31, 2002) (Notes 20 and 22)	$ 352,956	$ 288,931
Inventories (Note 3)	539,275	337,222
Deferred income taxes (Note 16)	63,160	51,495
Other current assets	90,370	64,633
Current assets from discontinued operations (Note 18)	307,083	57,164

Total Current Assets	$ 1,352,844	$ 799,445

Investments and Long-term Receivables (Note 4)	$ 371,358	$ 347,008

Property, Plant and Equipment (Note 5):
Property, plant and equipment, at cost	$ 1,679,313	$ 1,900,047
Less accumulated depreciation and amortization	947,693	994,288

Net Property, Plant and Equipment	$ 731,620	$ 905,759

Other Assets	238,994	127,379

Long-Term assets from discontinued operations (Note 18)	$ 32,728	$ 2,052

Total Assets	$ 2,727,544 ==========	$ 2,181,643 ==========

See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITIES

	August 31
	2001	2002
	(Amounts in Thousands)
Current Liabilities:
Checks and drafts outstanding	$ 10,256	$ 23,264
Short-term notes payable (Note 7)	255,856	-0-
Current maturities of long-term debt (Note 7)	45,722	323,300
Accounts payable - trade (Note 22)	264,809	75,418
Accumulated interest on subordinated securities	67,795	-0-
Other current liabilities	220,989	115,863
Current liabilities from discontinued operations (Note 18)	279,903	35,120
Total Current Liabilities	$ 1,145,330	$ 572,965

Liabilities Subject to Compromise (Note 6)	$ -0-	$ 912,887

Long-term Liabilities:
Long-term borrowings (excluding current maturities) (Note 7)	$ 700,996	$ 139,869
Other long-term liabilities	38,702	24,637
Long-term liabilities from discontinued operations (Note 18)	9,980	-0-
Total Long-term Liabilities	$ 749,678	$ 164,506

Deferred Income Taxes (Note 16)	$ 40,701	$ 59,422

Minority Owners' Equity in Subsidiaries (Note 8)	$ 29,311	$ 42,553

Capital Shares and Equities (Note 9):
Preferred shares, authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated at redemption value, $50 per share, 2,000,000 shares issued and outstanding	$ 100,000	$ 100,000

Common shares, $25 par value -- authorized 50,000,000 shares, 20,960,255 shares issued and outstanding (21,102,505 shares in 2001)	527,563	524,006

Associate member common shares (nonvoting), $25 par value -- authorized 2,000,000 shares, 1,072,510 shares issued and outstanding (1,119,627 shares in 2001)	27,991	26,813

Accumulated other comprehensive income (net of deferred tax benefit of $3,806 in 2001 and deferred tax expense of $558 in 2002) (Notes 10 and 11)	(21,342)	3,907

Earned surplus (deficit) and other equities	128,312	(225,416)

Total Capital Shares and Equities	$ 762,524	$ 429,310

Contingent Liabilities and Commitments (Note 13)

Total Liabilities and Equities	$ 2,727,544 ===========	$ 2,181,643 ===========

See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)
Sales	$9,794,575	$ 9,197,314	$ 6,574,004
Cost of sales	9,332,978	8,803,451	6,330,287

Gross income	$461,597	$ 393,863	$ 243,717

Selling, general and administrative expenses	(449,601)	(363,210)	(339,599)

Restructuring and other charges (Note 14)	-0-	(80,325)	(51,876)

Interest expense (Note 7)	(107,980)	(118,237)	(82,886)

Interest income	9,877	12,535	251

Other income (expense) (Note 15)	26,695	19,677	(15,804)

Equity in net income of investees (Note 4)	56,891	27,457	34,124

Minority owners' interest in net income
of subsidiaries	(24,996)	(23,164)	(22,404)

Reorganization expense (Note 17)	-0-	-0-	(69,114)

Loss from continuing operations before income tax benefit (expense) and cumulative effect of changes in accounting principles	$ (27,517)	$ (131,404)	$ (303,591)

Income tax benefit (expense) (Note16)	18,136	27,619	(5,521)

Loss from continuing operations before cumulative effect of changes in accounting principles.	$ (9,381)	$ (103,785)	$ (309,112)

Discontinued operations (Note 18): Loss from operations of discontinued international grain division (net of applicable income tax benefit of $3,346 in 2000, income tax benefit of $159 in 2001, and income tax expense of $861 in 2002)	(19,869)	(5,977)	(14,164)
Loss on disposal of international grain division (net of applicable income tax expense of $2,562 in 2002)	-0-	-0-	(23,470)

Total discontinued operations	$ (19,869)	$ (5,977)	$ (37,634)

Loss before cumulative effect of changes in accounting principles	$ (29,250)	$ (109,762)	$ (346,746)

Cumulative effect of changes in accounting for derivative financial instruments and planned major maintenance costs, net of applicable income tax expense of $3,333 in 2001 (Notes 11 and 19)	-0-	19,776	-0-

Net loss	$ (29,250) ============	$ (89,986) ============	$ (346,746) ===========

Pro forma net loss assuming use of the direct expense method of accounting for planned major maintenance costs (Note 19)	$ (29,615) ============	$ (96,256) ============	$ (346,746) ===========

See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (29,250)	$ (89,986)	(346,746)
Reorganization expense (Note 17)	-0-	-0-	69,114
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	108,126	116,291	118,204
Asset impairment charges	-0-	66,954	66,378
Equity in net income of investees (Note 4)	(56,891)	(27,457)	(34,124)
Deferred tax (benefit) expense (Note 16)	(5,978)	2,465	30,386
Other	(30,470)	34,976	5,359
Changes in assets and liabilities:
Accounts receivable	54,211	186,953	234,789
Inventories	(45,737)	288,778	241,326
Other assets	(11,214)	(362)	83,200
Accounts payable	(118,010)	(2,974)	(12,125)
Other liabilities	155,960	(148,827)	(51,424)

Net cash provided by operating activities before reorganization items	$ 20,747	$ 426,811	$ 404,337

REORGANIZATION ITEMS:
Reorganization expense (Note 17)	$ -0-	$ -0-	$ (69,114)
Adjustments for non-cash items:
Reduction in SF Services warrant expense (Note 9)	-0-	-0-	(8,689)
Gain on settlement with customers and vendors	-0-	-0-	(976)
Changes in accrual for reorganization expense	-0-	-0-	21,664
Asset impairment charges	-0-	-0-	53,977
Net cash used in reorganization items	$ -0-	$ -0-	$ (3,138)

Net cash provided by operating activities	$ 20,747	$ 426,811	$ 401,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$ (100,865)	$ (107,414)	$ (272,197)
Distributions from joint ventures	58,962	28,774	16,223
Acquisition of investments and notes receivable	(36,568)	(28,087)	(2,999)
Acquisition of other long-term assets	(35,081)	(24,194)	(1,947)
Proceeds from redemption of patronage equities	3,123	-0-	2,898
Proceeds from sale of investments and
collection of notes receivable	93,530	32,046	44,301
Proceeds from sale of fixed assets	16,825	14,445	27,667

Net cash used in investing activities	$ (74)	$ (84,430)	$ (186,054)

See accompanying Notes to Consolidated Financial Statements.
FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of patronage refunds	$ (6,054)	$ -0-	$ -0-
Payments of dividends (Note 9)	(8,000)	(8,000)	(4,000)
Proceeds from bank loans and notes payable	3,354,809	5,287,632	2,101,162
Payments on bank loans and notes payable	(3,447,962)	(5,510,711)	(2,150,389)
Proceeds from issuance of subordinated debt certificates	101,786	15,328	-0-
Payments for redemption of subordinated debt certificates	(40,538)	(48,641)	(59,358)
Debt issuance cost	(18,888)	(7,404)	(17,431)
Net increase (decrease) in checks and drafts outstanding	59,671	(19,159)	(79,743)
Partner distributions	(16,204)	(43,446)	-0-
Net increase (decrease) in demand loan certificates	1,045	(8,035)	(5,661)
Other increase (decrease)	(338)	55	275

Net cash used in financing activities	$ (20,673)	$ (342,381)	$ (215,145)

Net decrease in cash and cash equivalents	$ -0-	$ -0-	$ -0-
Cash and cash equivalents at beginning of period	-0-	-0-	-0-
Cash and cash equivalents at end of period	$ -0-	$ -0-	$ -0-

SUPPLEMENTAL SCHEDULE OF CASH PAID FOR INTEREST AND INCOME TAXES:
Interest	$ 107,991	$ 123,039	$ 107,991

Income taxes paid (refunded), net	$ (17,622)	$ 3,409	$ 162

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of assets in exchange for investment in joint ventures (petroleum and crop production in 2000, feed in 2001)	$ 69,150	$ 45,774	$ -0-
Receipt of assets as return of equity in petroleum venture	$ -0-	$ 54,399	$ -0-
Appropriation of current year's net income as patronage refunds	$ 8,002	$ -0-	$ -0-
Purchase of Coffeyville, Kansas nitrogen facility in 2002 partially offset by prepaid lease payments made in 2001	$ -0-	$ -0-	$ 54,955

See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF CAPITAL SHARES AND EQUITIES

	Years Ended August 31, 2000, 2001 and 2002
	Preferred Shares	Common Shares	Associate Member Common Shares	Accumulated Other Comprehensive Income	Earned Surplus and Other Equities	Total Capital Shares and Equities
	(Amounts in Thousands)
BALANCE AT AUGUST 31, 1999	$ 100,069	$ 508,029	$ 26,889	$ 96	$ 282,244	$ 917,327
Comprehensive income:
Appropriation of current year's net loss	-0-	-0-	-0-	-0-	(29,250)	(29,250)
Currency translation adjustments	-0-	-0-	-0-	15	-0-	15
Total comprehensive loss						(29,235)

Prior year patronage refund allocation	-0-	18,241	3,757	-0-	(21,998)	-0-
Dividends on preferred stock	-0-	-0-	-0-	-0-	(8,000)	(8,000)
Exchange of common stock, associate member common stock and other equities	-0-	(2,209)	(345)	-0-	2,554	-0-
Issue, redemption and cancellation of equities	(69)	(1,185)	20	-0-	2,373	1,139

BALANCE AT AUGUST 31, 2000	$ 100,000	$ 522,876	$ 30,321	$ 111	$ 227,923	$ 881,231
Comprehensive income:
Appropriation of current year's net loss	-0-	-0-	-0-	-0-	(89,986)	(89,986)
Currency translation adjustments	-0-	-0-	-0-	(17)	-0-	(17)
Transition adjustment, net of tax	-0-	-0-	-0-	25,653	-0-	25,653
Net gain on cash flow hedges, net of tax	-0-	-0-	-0-	9,519	-0-	9,519
Less reclassification adjustments, net of tax	-0-	-0-	-0-	(56,608)	-0-	(56,608)
Total comprehensive loss						(111,439)

Prior year patronage refund allocation	-0-	5,268	2,865	-0-	(8,133)	-0-
Dividends on preferred stock	-0-	-0-	-0-	-0-	(8,000)	(8,000)
Exchange of common stock, associate member common stock and other equities	-0-	(207)	(4,952)	-0-	5,159	-0-
Issue, redemption and cancellation of equities	-0-	(374)	(243)	-0-	1,349	732

BALANCE AT AUGUST 31, 2001	$ 100,000	$ 527,563	$ 27,991	$ (21,342)	$ 128,312	$ 762,524
Comprehensive income:
Appropriation of current year's net loss	-0-	-0-	-0-	-0-	(346,746)	(346,746)
Currency translation adjustments	-0-	-0-	-0-	10	-0-	10
Net gain on cash flow hedges, net of tax	-0-	-0-	-0-	2,241	-0-	2,241
Less reclassification adjustments, net of tax	-0-	-0-	-0-	22,998	-0-	22,998
Total comprehensive loss						(321,497)

Dividends on preferred stock	-0-	-0-	-0-	-0-	(4,000)	(4,000)
Exchange of common stock, associate member common stock and other equities	-0-	(2,557)	(1,166)	-0-	3,723	-0-
Issue, redemption and cancellation of equities	-0-	(1,000)	(12)	-0-	(6,705)	(7,717)

BALANCE AT AUGUST 31, 2002	$ 100,000	$ 524,006	$ 26,813	$ 3,907	$ (225,416)	$ 429,310

See accompanying Notes to Consolidated Financial Statements.

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Organization and Nature of Business

(A)     Organization

Farmland Industries, Inc. founded in 1929 and formally incorporated in Kansas in 1931, is a farm supply cooperative and a processing and marketing cooperative.

(B)  Bankruptcy Proceedings

On May 31, 2002 (the "Petition Date"), Farmland Industries, Inc. and four of its subsidiaries, Farmland Foods, Inc., Farmland Pipe Line Company, Farmland Transportation, Inc., and SFA, Inc., (collectively, the "Debtors") filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, Western District of Missouri (the "Court") (Joint Case Number 02-50557-JWV).  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  We continue to manage the business, as debtors-in-possession, but may not engage in transactions outside the ordinary course of business without the approval of the Court.

The Debtors sought relief under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") because of a lack of sufficient liquidity.  Operating losses in our crop production and petroleum businesses, coupled with planned maintenance on our Coffeyville, Kansas refinery, significantly hampered our cash flow during the spring of 2002.  In our Form 10-Q for the quarter ended February 28, 2002, filed with the Securities and Exchange Commission, we stated that we might be forced to seek protection from creditors if conditions did not improve.  Concerns regarding our financial condition led to increased cash demands and more restrictive payment terms from our trade creditors, as well as increased demands for early redemptions of subordinated debt, which adversely affected our liquidity and our ability to fund our ongoing operations and service our debt.  These factors led to our filing for protection under the Bankruptcy Code.

On June 4, 2002, the Court appointed a committee to represent the interests of unsecured creditors (the "Creditors' Committee") and a committee to represent the interests of bondholders (the "Bondholders' Committee").  The Creditors' Committee and the Bondholders' Committee are comprised of representatives of the Debtors' unsecured creditors and bondholders, respectively.  Both committees review and gather information about the Debtors' financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of each committee, including fees for attorneys and other professionals, to the extent allowed by the Court.

Subsequent to the Petition Date, the Court approved the Debtors' request to enter into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtors-in-possession financing ("the DIP Credit Facility").  See Note 7, "Bank Loans, Subordinated Debt Certificates and Notes Payable" for additional information regarding the DIP Credit Facility.

As a result of the filing on May 31, 2002 of petitions under Chapter 11 of the Bankruptcy Code by the Debtors, Farmland's Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" and generally accepted accounting principles applicable to a going concern which, unless otherwise noted, assumes the realization of assets and the payment of liabilities in the ordinary course of business.  See Note 2, "Summary of Significant Accounting Policies - Bankruptcy Proceedings" for additional information regarding SOP 90-7.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts.  Damages related to rejected contracts are a pre-petition claim.  We have estimated and accrued our liability resulting from contracts rejected through August 31, 2002 and this estimated liability, in the amount of $14.2 million, is included in our Consolidated Balance Sheets as Liabilities Subject to Compromise.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors' liabilities and equity interests would be restructured.  This plan of reorganization also identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and do not have a right to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes of creditors include holders of demand loan certificates and holders of subordinated debenture bonds, as well as general unsecured creditors of Farmland Industries, Inc.  The equity interests in Farmland, including its preferred stock interests, are also impaired.   As a general matter, each impaired class is entitled to vote as a class to accept or reject the plan of reorganization.  Although management filed a plan of reorganization, there can be no assurance at this time whether it will be contested by any impaired class or whether it will be approved or confirmed by the Court.

The plan of reorganization, as filed, in effect contemplates that the Debtors will reorganize around our Refrigerated Foods business, with other assets being sold, or that the Debtors will sell all or substantially all of their assets.  The plan of reorganization also provides for the payment of obligations under the DIP Credit Facility and certain pre-petition liabilities under a prior bank credit agreement in full in cash on the effective date of the plan of reorganization.  As to various impaired classes, including the classes pertaining to the holders of our demand loan certificates and our subordinated debenture bonds, as well as our general unsecured creditors, the plan provides that these classes will receive cash and/or securities of the reorganized entity.  The amounts to be received by any particular class are subject to further negotiation and will depend, in part, on the amounts we realize from potential sales of assets.  As a result, we will need to amend the plan of reorganization before it is confirmed.  The plan of reorganization, if accepted and confirmed, will substantially change the amounts and characterization of liabilities currently disclosed in these Consolidated Financial Statements.

As provided in the DIP Credit Facility, under certain circumstances it is an event of default if the Debtors fail to file a plan of reorganization approved by all lenders under the DIP Credit Facility (the "DIP Lenders" (such approval not to be unreasonably withheld) by November 27, 2002.  Farmland believes, based on consultation with counsel, that, notwithstanding that approval of the plan of reorganization, as filed on November 27, 2002, has not been received from the DIP Lenders, the plan should be sufficient to satisfy the requirements of the DIP Credit Facility and that it would be unreasonable for the DIP Lenders to take a contrary position.  Nonetheless, the DIP Lenders may take such a contrary position and, if they were successful in doing so, they might seek to declare all unpaid loans under the DIP Credit Facility, and accrued interest on such loans, to be due and payable and might seek to terminate their obligation to make future loans under the DIP Credit Facility.  Based on consultation with counsel, Farmland believes that if the DIP Lenders were to attempt to exercise those remedies, the Court, if presented with the issue, should not permit the DIP Lenders, in the present circumstances, to do so.

Given the uncertainties inherent in Chapter 11 proceedings, language expressing substantial doubt about the ability of Farmland and its subsidiaries to continue as a going concern appears in the auditors' report covering these Consolidated Financial Statements.  The DIP Credit Facility requires that the auditors' report covering Farmland's Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern.   Based on consultation with counsel, Farmland is, nonetheless, of the view that the DIP Lenders, in the present circumstances, should not be able to exercise remedies, as described in the preceding paragraph, under the DIP Credit Facility by reason of the inclusion of such language and that the Court, if presented with the issue, should not permit the DIP Lenders to do so.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all debt covenants under the DIP Credit Facility, the ability to secure new financing adequate to support our remaining businesses if and when we emerge from Chapter 11 proceedings, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, these Consolidated Financial Statements are subject to material uncertainties, and we cannot assure you that Farmland will successfully emerge from bankruptcy proceedings.

(2)     Summary of Significant Accounting Policies

General -- The consolidated financial statements include the accounts of Farmland Industries, Inc. and all of its majority-owned subsidiaries ("Farmland", "we", "us", or "our", unless the context requires otherwise).  All significant intercompany accounts and transactions have been eliminated.  When necessary, the financial statements include amounts based on informed estimates and judgments of management.  Our fiscal year ends August 31.  Accordingly, all references to "year" or "years" are to fiscal years ended August 31.

Cash and Cash Equivalents -- Investments with maturities of less than three months are included as cash and cash equivalents.

Investments -- Investments in companies over which Farmland exercises significant influence (generally 20% to 50% voting control) are accounted for by the equity method.  Other investments are stated at cost, less any provision for impairment which is other than temporary.

Accounts Receivable -- Farmland uses the allowance method to account for doubtful accounts and notes receivable.

Inventories -- Crude oil and refined petroleum products are valued at the lower of last-in, first-out ("LIFO") cost or market.  Other inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.  Supplies are valued at cost.

Property, Plant and Equipment -- Assets, including assets under capital leases, are stated at cost.  Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the assets and the remaining terms of the capital leases, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - Farmland accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets meeting the criteria for held for sale under SFAS No. 121 are reported at the lower of the carrying amount or fair value, less costs to sell.

Goodwill and Other Intangible Assets -- The excess of cost over the fair market value of assets of businesses purchased is amortized on a straight-line basis primarily over a period of 15 to 25 years. Farmland assesses the recoverability of goodwill and other intangible assets and measures impairment, if any, by determining whether the unamortized balance can be recovered over its remaining life through undiscounted future operating cash flows.  Goodwill is reflected in the accompanying Consolidated Balance Sheets net of accumulated amortization of $21.9 million and $19.8 million, respectively, at August 31, 2001 and 2002.  Other intangible assets, primarily software, are amortized over three to ten years.  In accordance with SFAS No. 142 "Goodwill and other Intangible Assets", Farmland will perform an impairment analysis and will cease amortizing goodwill resulting from the acquisition of non-cooperative businesses effective September 1, 2002.

Sales - Products sales are recognized when the product is shipped and all significant obligations of Farmland have been satisfied.

Derivative Commodity Instruments --Farmland uses derivative commodity instruments, including forward contracts, futures and options contracts, primarily to reduce our exposure to changes in commodity prices.  Derivative commodity instruments which are designated as hedges and for which changes in value exhibit high correlation to changes in value of the underlying position are accounted for as hedges.

Crop production has used, and in the future may use options, futures contracts and forward contracts to help manage risk associated with the price volatility of natural gas, which is the major raw material for the production of nitrogen-based crop nutrients.  Gains and losses related to derivative instruments which qualify for and have been designated as cash flow hedges of forecasted transactions are recorded as a component of other comprehensive income and are reclassified into earnings as a component of cost of sales when the underlying hedged transaction affects earnings.  When a qualifying cash flow hedge is terminated or ceases to meet the specified criteria for use of hedge accounting, any gains or losses included as a component of other comprehensive income through that date continue to be deferred until the period in which the underlying transaction affects earnings, at which time the gain or loss is reclassified into earnings as a component of cost of sales.  Changes in the fair value of the derivative instrument subsequent to the termination of the hedge are recorded into earnings as a component of other income.  Cash flows from commodity instruments are classified in the same category as cash flows from the hedged commodities in the Consolidated Statements of Cash Flows.  When a cash flow hedge is discontinued because it is probable the forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into earnings as a component of other income.

Our refrigerated foods, petroleum and crop production businesses use futures contracts, options, and forward contracts to provide economic hedges of inventory positions and forecasted transactions.  These derivative instruments have not been designated as hedges for accounting purposes.  Accordingly, changes in the fair value of these derivative instruments are recorded into earnings as a component of other income (expense).  These instruments are recorded in our balance sheet at fair value and each period's gain or loss is recorded as a component of other income (expense).

Farmland has used, and may in the future use, interest rate exchange agreements which involve the exchange of fixed-rate and variable-rate interest payments over the life of the agreements and effectively results in the conversion of specifically identified, variable-rate debt into fixed-rate debt.  These financial instruments are recorded in our balance sheet at fair value and each period's gain or loss is recorded as a component of other income (expense).

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

Extinguishment of Debt --Effective March 1, 2002, Farmland adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  The Statement updates, clarifies and simplifies existing accounting pronouncements.  The Statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses.  Adoption of this statement had no effect on Farmland's previously reported financial position or our results of operations.

Bankruptcy Proceedings -- As a result of the filing of Debtors' petitions under Chapter 11 of the Bankruptcy Code, Farmland's Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".  SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements.  However, it does require that the financial statements for the periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in Farmland's Consolidated Balance Sheets as Liabilities Subject to Compromise and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization of the Debtors be reported separately as Reorganization expense in our Consolidated Statements of Operations.  As a result of the reorganization proceedings under Chapter 11, the Debtors may be required to take actions which may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the Consolidated Financial Statements.

Discontinued operations - Farmland accounts for discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".  Under APB No. 30, we are required to estimate and accrue estimated operating losses during the liquidation period as well as any estimated loss we will incur on final liquidation of assets and settlement of liabilities.  Assets and liabilities from discontinued operations are reported separately on the Consolidated Balance Sheets, and the gain (loss) from discontinued operations is reported on a separate line on the Consolidated Statements of Operations.  During February 2002, a decision was made to liquidate our international grain trading subsidiaries, Tradigrain.  As a result, assets, liabilities, operations, and cash flows of Tradigrain have been reclassified as discontinued operations in the accompanying Consolidated Financial Statements (see Note 18).  As of August 31, 2002, we did not accrue either a loss for future operations or liquidation loss, as management estimates that the liquidation will not result in a loss in a future period.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Reclassifications -- Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)     Inventories

Major components of inventories are as follows:

August 31
2001		2002
(Amounts in Thousands)
Finished and in-process products	$ 382,207	$ 234,056
Materials	98,167	60,003
Supplies	58,901	43,163
	$ 539,275	$ 337,222

The carrying values of crude oil and refined petroleum inventories stated under the lower of LIFO cost or market at August 31, 2001 and 2002, were $148.1 million and $56.6 million, respectively.  Replacement cost is higher than the carrying values of petroleum inventories at August 31, 2001 and 2002, by $61.6 million and $15.6 million, respectively.

During 2001 and 2002, LIFO inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers.  The effect of these layer liquidations was to decrease cost of goods sold by approximately $2.3 million and $5.9 million, respectively.

(4)     Investments and Long-Term Receivables

Investments and long-term receivables are as follows:

	August 31
	2001	2002
	(Amounts in Thousands)

Investments accounted for by the equity method	$ 256,652	$ 252,283
Investments in and advances to other cooperatives	39,304	34,342
National Bank for Cooperatives	18,226	15,669
Other investments and long-term receivables	57,176	44,714
	$ 371,358	$ 347,008

National Bank for Cooperatives ("CoBank") requires its borrowers to maintain an investment in the stock of the bank.  The amount of investment required is based on the average amount borrowed from CoBank during the previous five years.  At August 31, 2001 and 2002, Farmland's investment in CoBank approximated its requirement.  CoBank maintains a statutory lien on the investment held by Farmland in CoBank.

Summarized financial information of investees accounted for by the equity method is as follows:

	August 31
	2001	2002
	(Amounts in Thousands)

Current Assets	$ 1,450,291	$ 1,529,240
Long-Term Assets	999,287	1,293,142
Total Assets	$ 2,449,578	$ 2,822,382

Current Liabilities	$ 1,218,090	$ 1,060,465
Long-Term Liabilities	506,649	564,019
Total Liabilities	$ 1,724,739	$ 1,624,484

Net Assets	$ 724,839	$ 1,197,898

Year Ended August 31
	2000	2001	2002
(Amounts in Thousands)

Net sales	$ 6,770,839	$ 7,216,098	$ 7,655,961
Net income	$ 173,081	$ 82,153	$ 135,699
Farmland's equity in net income	$ 56,891	$ 27,457	$ 34,124

Our investments accounted for by the equity method consist principally of :

  50% equity interests in three manufacturers of plant foods products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited;

  beginning January 1, 2000, an approximate 50% equity interest in UCB, LLC, which in turn holds a 50% equity interest in Agriliance, LLC, an agronomy distribution and marketing venture;

  from September 1, 1999 through December 31, 2000, an equity interest in Cooperative Refining, LLC, which operated two refineries; and

  beginning October 1, 2000, an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products.

At August 31, 2002, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $73.2 million.

(5)     Property, Plant and Equipment

A summary of cost for property, plant and equipment is as follows:

August 31
2001		2002
(Amounts in Thousands)

Land and improvements	$ 64,543	$ 61,662
Buildings	248,358	242,347
Machinery and equipment	1,082,892	1,391,884
Automotive equipment	66,120	62,036
Furniture and fixtures	60,206	54,930
Capital leases	49,266	3,725
Leasehold improvements	42,260	36,561
Other	4,726	5,039
Construction in progress	60,942	41,863
	$ 1,679,313	$ 1,900,047

(6)     Liabilities Subject to Compromise

As a result of the Chapter 11 filings, substantially all pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  These claims are reflected in the August 31, 2002 Consolidated Balance Sheets as Liabilities Subject to Compromise.  Pre-petition claims secured by the Debtors' assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay.  Pre-petition secured claims (primarily representing amounts borrowed under the Debtors' Pre-petition Credit Facility) are secured by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.  These secured claims have not been reflected as Liabilities Subject to Compromise.  Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Court, the Court approved Debtors' motions to pay certain pre-petition obligations essential for the ongoing operation of the Debtors' business.  The Debtors have been and intend to continue to pay undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of August 31, 2002, the Debtors have Liabilities Subject to Compromise of approximately $912.9 million which include the following:

(Amounts in Thousands)

Accounts payable -- trade	$242,916
Other current liabilities	54,404
Subordinated debt	474,674
Demand loan certificates	12,035
Accrued and accumulated interest on subordinated debt and demand loan securities	81,072
Other borrowings	15,861
Other long-term liabilities	40,556
Less liabilities due to subsidiaries not in reorganization	(8,631)

Liabilities Subject to Compromise	$912,887

Condensed Consolidated Balance Sheet
as of August 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets	$554,725	$295,095	$(50,375)	$799,445
Property, plant and equipment, net	748,024	157,735	-0-	905,759
Other long-term assets	559,274	20,070	(102,905)	476,439

Total assets	$1,862,023	$472,900	$(153,280)	$2,181,643

Current liabilities	$418,182	$197,331	$(42,548)	$572,965
Liabilities subject to compromise	921,518	-0-	(8,631)	912,887
Long-term liabilities	45,720	119,476	(690)	164,506
Deferred income taxes	59,424	(2)	-0-	59,422
Minority owners' equity in subsidiaries	-0-	336	42,217	42,553
Capital shares and equities	417,179	155,759	(143,628)	429,310

Total liabilities and equity	$1,862,023	$472,900	$(153,280)	$2,181,643

Condensed Consolidated Statement of Operations
for the year ended August 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Total sales	$4,440,589	$3,376,872	$(1,243,457)	$6,574,004
Total cost of sales	4,321,020	3,252,724	(1,243,457)	6,330,287
Gross income	$119,569	$124,148	$-0-	$243,717

Restructuring expenses (income)	$58,216	$(6,340)	$-0-	$51,876
Reorganization expenses	69,114	-0-	-0-	69,114
Other operating, non-operating and tax expenses	370,752	38,434	22,653	431,839

Income (loss) from continuing operations	$(378,513)	$92,054	$(22,653)	$(309,112)

Loss from discontinued operations	-0-	(37,634)	-0-	(37,634)

Net income (loss)	$(378,513)	$54,420	$(22,653)	$(346,746)

Condensed Consolidated Statement of Cash Flows
for the year ended August 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Cash flows from operating activities:
Net income (loss)	$(378,513)	$54,420	$(22,653)	$(346,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items, net	226,316	4,199	-0-	230,515
Changes in other assets and liabilities	333,048	161,729	22,653	517,430
Net cash provided by operating activities	$180,851	$220,348	$-0-	$401,199

Net cash used in investing activities	$(152,595)	$(33,459)	$-0-	$(186,054)

Net cash provided by (used in) financing activities	$(4,860)	$(210,285)	$-0-	$(215,145)

Net increase (decrease) in cash	$23,396	$(23,396)	$-0-	$-0-

(7)     Bank Loans, Subordinated Debt Certificates and Notes Payable

Bank loans, subordinated debt certificates and notes payable from continuing operations are as follows:

	August 31
	2001	2002
	(Amounts in Thousands)

DIP Credit Facility (7.25% at August 31, 2002)	$ -0-	$ 170,713
Pre-petition term loan (8.75% at August 31, 2002)	-0-	134,968
Subordinated capital investment certificates
--6.5% to 10.00%, originally scheduled maturities through 2014	422,675	-0-
Subordinated monthly income certificates
--6.5% to 10.00%, originally scheduled maturities through 2010	112,661	-0-
Farmland National Beef credit facility
--3.87% to 5.25%, maturing 2002 through 2006	138,917	112,565
Other bank notes
--5.75% to 6.25%, maturing 2002 through 2004	5,373	4,191
Industrial revenue bonds
--1.35% to 6.75%, maturing 2002 through 2021	38,350	37,620
Promissory notes
--7% to 9.5%, maturing 2002	2,689	-0-
Other--6.5% to 12.77%	26,053	3,112
	$ 746,718	$ 463,169
Less current maturities of long-term debt	45,722	323,300
Long-term debt not subject to compromise	$ 700,996	$ 139,869

Long-term debt subject to compromise
Subordinated capital investment certificates	$ -0-	$ 375,322
Subordinated monthly income certificates	-0-	99,352
Other	-0-	15,861
Total long-term debt subject to compromise	$ -0-	$ 490,535

Total Long-term Debt	$ 700,996	$ 630,404

The above table does not include long-term debt, including current maturities, from discontinued operations of $12.3 million and $-0-, respectively, at August 31, 2001 and 2002.

Farmland's liquidity depends primarily on cash flow from operations and our access to debt capital.  On May 31, 2002, due to significantly limited liquidity, the Debtors filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code.  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  The Debtors are currently operating as debtors-in-possession under the supervision of the Court.

Farmland has historically maintained two primary sources for debt capital: (1) bank lines of credit and (2) a historically substantially continuous but, as noted below, now suspended public offering of its subordinated debt and demand loan securities.

On February 7, 2002, Farmland and a syndicate of banks, including Deutsche Bank Trust Company Americas, Rabobank, and CoBank, entered into a five-year $500 million credit facility (the "Pre-petition Credit Facility").  The Chapter 11 petition filings constituted an event of default under the terms of our Pre-petition Credit Facility.  As of the Petition Date, the Debtors were indebted under the Pre-petition Credit Facility in the amount of $399.7 million (consisting of $233.0 million in revolving loans, $31.7 million of letters of credit obligations and a $135.0 million term loan) plus additional fees, interest and expenses.  The Pre-petition Credit Facility was collateralized by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.

Subsequent to the petition date, the Debtors and a syndicate of banks including Deutsche Bank Trust Company Americas entered into the DIP Credit Facility, which was subsequently revised and approved by the Court, to provide up to $306.0 million in post-petition financing.  The DIP Credit Facility expires on the occurrence of an event that constitutes a commitment termination date as defined in the agreement or, if no such event has occurred, on November 30, 2003.  All outstanding borrowings under the DIP Credit Facility are due and payable on the commitment termination date.  We have classified the entire DIP Credit Facility as a current maturity of long-term debt as we anticipate that the commitment termination date will occur on or before August 31, 2003.

The DIP Credit Facility is collateralized by a first priority priming lien on all assets of the Debtors, including all real, personal and mixed property, both tangible and intangible, but excluding rights in respect to avoidance actions approved by the Court under the Bankruptcy Code.  The DIP Credit Facility also allows for super priority administrative expense claim status in the Chapter 11 cases with priority over certain other administrative expenses of the kind specified or ordered pursuant to provisions of the Bankruptcy Code.  The DIP Credit Facility also includes various restrictive covenants prohibiting the Debtors from, among other things, incurring additional indebtedness, permitting any liens or encumbrances to be placed on property or assets, making investments, or becoming liable for any contingent obligations, all as defined in the agreement.

The $306.0 million DIP Credit Facility is comprised of two components: a $25.0 million Tranche A component and a $281.0 million Tranche B component.  Our ability to borrow under the DIP Credit Facility is limited by several factors, including:

  the maximum aggregate amount of Tranche A and Tranche B of the DIP Credit Facility is limited to $306.0 million;

  the amount available under Tranche B is determined periodically through the use of a borrowing base formula based on the amount and nature of our inventory, receivables and required reserves;

  we are subject to three budget covenants contained in the DIP Credit Facility: (1) a maximum amount of the DIP Credit Facility that can be utilized, (2) a minimum amount of excess availability under the borrowing base, and (3)  a minimum level of operating revenues, all as described in the agreement; and

  we are required to comply with all of the other terms and conditions of the DIP Credit Facility.

Farmland was in compliance with all DIP Credit Facility financial covenants, terms and conditions as of August 31, 2002. See Note 1 for further information regarding compliance with the DIP Credit Facility.

Interest on the DIP Credit Facility is variable and is based on a 2.5% spread over the higher of (1) the Prime Rate or (2) the rate which is 50 basis points in excess of the Federal Funds Effective Rate, as such terms are defined in the DIP Credit Facility (7.25% at August 31, 2002).  Commitment fees of up to 100 basis points are allowed on the unused portion of Tranche A of the DIP Credit Facility.

Subsequent to the execution of the DIP Credit Facility, cash received by the Debtors from their operations was used to pay, in full, the revolving loans outstanding under the Pre-petition Credit Facility.  As of August 31, 2002, Farmland had borrowings under the DIP Credit Facility of $170.7 million, and $33.9 million of the facility was being utilized to support letters of credit.  As calculated at August 31, 2002 and November 24, 2002, additional availability under the DIP Credit Facility was approximately $23.3 million and $28.3 million, respectively.

As of August 31, 2002, the $135.0 million pre-petition term loan remains outstanding and accrues interest at a rate of 4.0% over the base rate (8.75% at August 31, 2002).  Farmland does not pay any commitment fees related to the pre-petition term loan.

In August 2001, Farmland National Beef Packing Company, L.P. ("FNBPC") established a five year, $225.0 million credit facility with a syndicate of banks.  This facility provides for a line of credit for up to $100.0 million and a term loan of $125.0 million, both of which are nonrecourse to Farmland and not available to Farmland for general purposes.  Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants.  FNBPC was in compliance with all covenants at August 31, 2002.  At August 31, 2002, FNBPC had borrowings of $112.6 million, and $15.1 million of the facility was being utilized to support letters of credit.  At August 31, 2002 additional availability under the line of credit was approximately $84.8 million.  FNBPC was not included in the Chapter 11 reorganization filings.

Other borrowing arrangements with banks and financial institutions are also maintained by certain of our subsidiaries that were not included in the Chapter 11 filings.  Under such arrangements, at August 31, 2002, $4.2 million was borrowed, and an additional $2.6 million was being utilized to support letters of credit.  These liabilities are nonrecourse to Farmland.

At August 31, 2002, under industrial revenue bonds and other agreements, assets with a carrying value of $9.1 million and letters of credit totaling $20.9 million have been pledged.

Long-term debt not subject to compromise matures during future fiscal years ending August 31 in the following amounts:

(Amount in Thousands)

2003	$ 323,300
2004	19,643
2005	20,552
2006	25,247
2007	42,656
2008 and after	31,771
$ 463,169

Subordinated debenture bonds have been issued under several indentures.  As a result of the May 31, 2002 petition filings by the Debtors under Chapter 11 of the Bankruptcy Code, all payments of the subordinated debenture bonds and accumulated interest thereon have been suspended and we are no longer accruing interest on the outstanding balances.  Based on the contractual rate, such unaccrued interest totaled approximately $12 million for the three months ended August 31, 2002.  The balances outstanding as of the Petition Date are considered pre-petition claims and, as such, all future distributions will be subject to the final terms established in the Debtor's plan of reorganization as confirmed by the Court. See Note 6, "Liabilities Subject to Compromise" for additional information regarding pre-petition claims.

At August 31, 2001 we had demand loan certificates and short-term bank debt outstanding of $341.6 million (including $85.7 million in short-term bank debt outstanding related to our discontinued operations) with a weighted average interest rate of 7.1%.  At August 31, 2002 we had no short-term bank debt outstanding and our demand loan certificates were included as a part of Liabilities Subject to Compromise, as of the Petition Date.

During February 2002, a decision was made to dispose of our international grain trading subsidiaries, Tradigrain, through an orderly liquidation of assets and settlement of liabilities.  Our Switzerland subsidiary, which was party to the primary credit facility to fund the operations of all Tradigrain subsidiaries filed for creditor protection at that time and all unused lines of credit were rescinded.  Continuing financing is negotiated with the banks on an as needed basis.  As of August 31, 2002, Tradigrain had short-term borrowings of $2.6 million and additionally, $13.6 million of checks and drafts which will be funded by the banks.  All obligations of Tradigrain are nonrecourse to Farmland and Farmland's other affiliates.

During 2000, 2001 and 2002, Farmland capitalized interest of $1.7 million, $1.0 million and $0.2 million, respectively.

(8)     Minority Owners' Equity in Subsidiaries

A summary of the equity of subsidiaries owned by others is as follows:

	August 31
	2001	2002
	(Amounts in Thousands)

Farmland National Beef Packing Company, L.P.	$ 25,478	$ 38,638
Farmland Foods, Inc.	3,337	3,332
Other subsidiaries	496	583
	$ 29,311	$ 42,553

(9)     Preferred Stock, Earned Surplus and Other Equities

At both August 31, 2001 and 2002, we had 8,000,000 shares of Series A preferred shares authorized, with 2,000,000 such shares issued and outstanding.  These shares are stated at their redemption value of $100 million.  Dividends on the Series A preferred shares accumulate whether or not:  Farmland has earnings; funds are legally available for the payment; or such dividends are declared.  Farmland's last dividend payment was February 1, 2002, and no dividends have been paid since that date.  The $2.0 million quarterly dividend due and payable May 1, 2002 has been included as a pre-petition liability subject to compromise.  The $2.0 million dividend that accumulated August 1, 2002 was not declared by our Board of Directors.  This accumulated dividend, which has not been recorded as a payable, represents a priority to any common equity but is subordinate to all liabilities.  Series A preferred shares are redeemable, beginning on December 15, 2022, at our sole discretion.  No redemption is allowed prior to that time.  Series A preferred shares each have a liquidation preference of $50 per share, plus an amount equal to accumulated and unpaid dividends, if any.  The preferred shares are not entitled to vote.  The rights of the preferred shareholders may be adversely affected by Farmland's Chapter 11 filing.

A summary of earned surplus and other equities is as follows:

	August 31
	2001	2002
	(Amounts in Thousands)

Earned surplus	$ 81,521	$ (269,186)
Capital credits	37,091	40,901
Additional paid-in surplus	9,700	2,869
	$ 128,312	$ (225,416)

In July 1998, Farmland acquired all of the common stock of SF Services, Inc. in exchange for $26.3 million in Farmland equity, $2.8 million in cash and warrants which, when exercisable, may be exchanged for $21.7 million in Farmland equity.  The right to exercise the warrants is contingent on achieving a specified volume of purchases over seven years.  As of August 31, 2002, $1.5 million in warrants had been converted to Farmland equity.  SF Services operated as a regional farm supply cooperative, serving local cooperative members in Arkansas, Mississippi, Louisiana and Alabama.  As a result of our bankruptcy proceedings, we believe the remaining outstanding warrants will not be converted to Farmland equity.  Accordingly, $8.7 million expensed in the current and prior years was reversed this year and is reflected in the Consolidated Statements of Operations as a reduction in Reorganization expense.

Capital credits are issued: (1) for payment of patronage refunds to patrons who do not satisfy requirements for membership or associate membership and (2) upon conversion of common stock or associate member common stock held by persons who no longer meet qualifications for membership or associate membership in Farmland.

At the conclusion of our fiscal year, our Board of Directors authorizes the distribution of our net income (loss) to our patrons.  Distributions of net income (loss) for the years ended August 31, 2000, 2001 and 2002 were as follows:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)
Patronage refunds:
Farm supply patrons	$ -0-	$ -0-	$ -0-
Pork marketing patrons	-0-	-0-	-0-
Beef marketing patrons	8,002	-0-	-0-
Grain marketing patrons	-0-	-0-	-0-
	$ 8,002	$ -0-	$ -0-
Earned surplus	(37,252)	(89,986)	(346,746)
	$ (29,250)	$ (89,986)	$ (346,746)

(10)     Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) for the year ended August 31, 2001 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)
Balance at August 31, 2000	$-0-	$111	$111
Foreign currency translation adjustment	-0-	(17)	(17)
Transition adjustment, net of tax	25,653	-0-	25,653
Net gain on cash flow hedges, net of tax	9,519	-0-	9,519
Less reclassification adjustments, net of tax	(56,608)	-0-	(56,608)
Balance at August 31, 2001	$(21,436)	$94	$(21,342)

Changes in accumulated other comprehensive income (AOCI) for the year ended August 31, 2002 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)
Balance at August 31, 2001	$(21,436)	$94	$(21,342)
Foreign currency translation adjustment	-0-	10	10
Net gain on cash flow hedges, net of tax	2,241	-0-	2,241
Less reclassification adjustments, net of tax	22,998	-0-	22,998
Balance at August 31, 2002	$3,803	$104	$3,907

Comprehensive loss is as follows:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)
Net loss	$(29,250)	$(89,986)	$(346,746)
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative transition gain	$-0-	$30,208	$-0-
Net derivative gains during period	-0-	11,210	2,570
Reclassification adjustment	-0-	(66,660)	27,033
Foreign currency translation adjustment	15	(17)	10
Other comprehensive income (loss) before tax	$15	$(25,259)	$29,613
Income tax benefit (expense) related to items of
other comprehensive income	$-0-	$3,806	$(4,364)
Other comprehensive income (loss)	$15	$(21,453)	$25,249
Comprehensive loss	$(29,235)	$(111,439)	$(321,497)

(11)     Derivative Financial Instruments

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

Effective September 1, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.  This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge.  As a result, certain of our segments hold derivative instruments, such as exchange traded grain, crude oil and live hog and cattle futures, certain natural gas contracts and foreign currency forward positions that we believe provide an economic hedge of future transactions, but have not been designated as a hedge.  Gains or losses related to the change in fair value of these derivative instruments are classified as a component of other income (expense).  The cumulative effect of this change in accounting principle at September 1, 2000 was to increase income by $13.5 million (net of income tax expense of $2.2 million).  At August 31, 2002, we recorded receivables of $0.2 million and $7.3 million in other current assets and other long-term assets, respectively, related to unrealized gains on derivative instruments, and we recorded payables of $4.0 million in other current liabilities related to unrealized losses on derivative instruments.

Farmland also uses derivative commodity instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture.  These instruments have been designated as cash flow hedges for accounting purposes with gains and losses deferred in accumulated other comprehensive income ("AOCI"), to the extent the hedge is effective.  These amounts are recognized within cost of goods sold in the period during which the hedged transaction affects earnings.  Any hedge gain or loss resulting from ineffectiveness are immediately recognized to earnings as a component of other income (expense).

In this hedging activity, our objective is to use derivative commodity instruments to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products.  To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk.  The instruments we use may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  The amount of hedge ineffectiveness, which is recognized as a component of other income (expense), was immaterial for the years ended August 31, 2001 and 2002.

As of August 31, 2002, we have no open contracts hedging our exposure to the variability in future cash flows associated with natural gas.  Gains and losses on closed contracts were recorded in AOCI and will be reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold.  We have closed contracts related to each month through December 2003.  As a result, we anticipate that approximately $2.5 million of gains in AOCI as of August 31, 2002 will be reclassified into earnings within the next twelve months.

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

(12)     Disclosures About Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could affect the estimates.

Investments in the equities of other cooperatives which have been purchased are carried at cost and equities received as patronage refunds are carried at par value, less provisions for other-than-temporary impairment.  Management believes it is not practicable to estimate the fair value of these equities because there is no established market for these equities and estimated future cash flows, which are largely dependent on the future equity redemption policy of each cooperative, are not determinable.  At August 31, 2001 and 2002, the carrying value of our investments in other cooperatives' equities totaled $49.9 million and $47.4 million, respectively.

Due to Farmland filing petitions for protection under Chapter 11 of the Bankruptcy Code, it is not practicable to estimate the fair value of our fixed rate subordinated debenture bonds.  The estimated fair value of our remaining variable rate financial instruments approximates their carrying value.

(13)     Commitments and Contingencies

Farmland leases various equipment and real properties under long-term operating leases.  For 2000, 2001 and 2002, rental expense totaled $71.1 million, $90.9 million, and $47.6 million, respectively.  Rental expense is reduced for sublease income, primarily rental income received on leased railroad cars and ammonia trailers ($1.1 million in 2000, $0.9 million in 2001, and $0.7 million in 2002).

The lease agreements have various remaining terms ranging from one to fourteen years.  Some agreements are renewable, at our option, for additional periods.  The minimum required payments for these agreements during the fiscal years ending August 31 are as follows:

(Amounts in Thousands)
2003	$35,750
2004	24,310
2005	18,644
2006	12,631
2007	11,243
2008 and after	35,164
$137,742

Future minimum lease payments may be reduced as we complete our review of all executory contracts, including operating leases, and determine which we will assume and which we will reject.  Once we reject an operating lease, we no longer owe the future minimum lease payments, but we may owe damages to the other party.  For rejected operating leases, the lessor may enter a claim for damages with the Court, and the Court may accept, reduce, or deny the damage claim.  Damages related to rejected operating leases that are approved by the Court will be considered pre-petition claims and will be subject to compromise.  The total damages related to rejected operating leases will ultimately depend on the number of operating leases rejected, the total value of future payments related to those rejected leases, the terms and conditions of each lease, and the ability of the lessor to mitigate damages.  As of August 31, 2002, we had accrued $14.2 million for estimated damages related to rejected leases and other executory contracts.

Commitments for capital expenditures and investments in joint ventures aggregated $8.3 million at August 31, 2002, of which $6.5 million are pre-petition claims that are stayed pending an approved plan of reorganization.

Farmland has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP"), under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.  In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made.  Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $17.2 million and $20.0 million at August 31, 2001 and  2002, respectively.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown.  It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and reasonably estimable at August 31, 2002.  In the opinion of management, it is reasonably possible for such costs to approximate an additional $8.5 million.

As of August 31, 2002, we were contingently liable in the amount of $2.6 million for bank guarantees (which are nonrecourse to Farmland and Farmland's other affiliates) related to the liquidation of our international grain trading business.

The EPA has issued new rules limiting sulfur in gasoline to 30 parts per million and in diesel fuel to 15 parts per million.  The rules affecting gasoline have a January 1, 2004 compliance date.  The EPA issued Farmland a regulatory extension of the gasoline deadline until January 1, 2008.  Furthermore, Congress is considering legislation which may result in classification of Farmland as a small refiner.  Classification as a small refiner may provide Farmland with greater flexibility in meeting the low sulfur requirements.  The rules affecting diesel fuel have a June 1, 2006 compliance date.  Based on information currently available, we anticipate that expenditures of between $75 million and $85 million will be required to achieve compliance with these new rules.  Our ability to make these expenditures is contingent on our ability to successfully implement a plan of reorganization and to arrange adequate financing.  There can be no assurance that we will be able to successfully implement a plan of reorganization or, if a plan of reorganization is successfully implemented, that we can arrange adequate financing to fund the capital expenditures necessary to bring the refinery into compliance with the EPA's low sulfur rules.  In such circumstances, if we are unable to sell the refinery, we will explore all viable options, including additional discussions with the EPA to delay the required implementation date, but ultimately we may determine that we should cease refining operations and close the refinery.

During 2002, Agriliance offset approximately $15 to $20 million of payables due from Agriliance to Farmland against receivables due to Agriliance from Farmland.  We have initiated a legal proceeding to challenge this offset on the grounds that:

  Agriliance overstated the amounts due from Farmland, and

  Agriliance did not have the legal right to offset certain amounts due from Farmland against payables due to Farmland.

Accordingly, we have not recorded the offset in our Consolidated Financial Statements and the unpaid receivables and liabilities are included as components of our Consolidated Balance Sheets as of August 31, 2002.

Farmland is involved in various lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our Consolidated Financial Statements.

(14)     Restructuring and Other Charges

During 2002, we reduced the carrying amounts of fixed assets at two of our fertilizer plants to their net realizable values in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  During 2002, management decided to close the Lawrence, Kansas and Pollock, Louisiana plants due to a combination of factors, including weak product demand, inefficient plant operations, and logistical problems.  Fixed assets were reduced by $23.9 million and the carrying amounts of inventories, primarily for supplies and catalyst at these facilities which did not have alternative uses, were reduced by $10.0 million.  In addition, we accrued $0.8 million of estimated costs related to closing our Pollock, Louisiana fertilizer facility.  These adjustments were recorded in restructuring and other charges in our accompanying Consolidated Statements of Operations for year ended August 31, 2002.

During 2002, a determination was made to sell our long-term investments in Farmland Hydro, L.P. and Rocky Mountain Milling.  In accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock", the carrying values of these investments and other long-term assets were reduced by $22.4 million to their estimated fair value, which is the estimated net sales proceeds.  Other impairment charges totaling $1.2 million were recorded to reduce the carrying value of certain investments for which the investment carrying value exceeded expected future cash flows.

During 2001 the Board of Directors approved a plan to close certain facilities and exit nonstrategic businesses.  Accordingly, we recorded a charge to operations of approximately $80 million.  Our wheat gluten plant located in Russell, Kansas was closed during May 2001 due to continued depressed market prices.  To improve our refrigerated foods cost structure, we closed unprofitable meat facilities.  We also sold our wholly-owned grain marketing subsidiary, Farmland-Atwood, to Archer Daniels Midland Company.  Assets which could be readily sold were revalued at their used market value and assets which could not be used or sold were valued at their salvage value, if any.  Goodwill associated with facilities closed or businesses sold was eliminated from our balance sheet.  In total, we recognized approximately $28 million of impairment charges related to long-lived assets and approximately $13 million of goodwill writeoff charges.  Over the past few years, we implemented enterprise-wide software for operational and financial reporting.  The software was configured to support nearly all of our domestic operations.  In accordance with generally accepted accounting principles, certain software development and implementation costs were capitalized.  During this period, we charged to expense approximately $26 million of capitalized software costs related to operations which have been closed, sold or contributed to ventures.  We also accrued approximately $13 million in other expenses related to restructuring activities, including plant closure costs and employee severance costs.

Included in the restructuring and other charges recognized in 2001 is an approximate $5 million accrual of termination benefits associated with the separation of approximately 480 employees. The charge includes approximately $3 million for administrative employees and approximately $2 million for production employees.  Through August 2001, approximately 290 of the planned employee separations were completed, and employees received cash severance payments totaling approximately $3.2 million.  During 2002 the remaining planned employee separations were completed, and employees received cash severance payments totaling approximately $1.4 million.

The following is the effect of our restructuring charges (income) on segment income:

	Year Ended August 31
	2001	2002
	(Amounts in Millions)

Crop Production	$-0-	$57.8
Petroleum	2.5	-0-
Feed	-0-	-0-
Refrigerated Foods	17.4	-0-
World Grain	12.4	-0-
Other operating units	21.7	(5.9)
Unallocated	26.3	-0-
Restructuring and other charges	$80.3	$51.9

As part of the restructuring costs incurred in 2001, we recorded an asset impairment related to the closure of our wheat gluten plant to its estimated net realizable value.  During October 2001 the assets of the plant were sold and a gain on the sale of assets, representing the excess of the net proceeds over the plant's estimated net realizable value, was recorded.

During 2001, Farmland recognized a reserve as a result of restructuring activities.  As of August 31, 2001, the balance in the restructuring reserve was $7.9 million.  During 2002, we added $0.8 million to the restructuring reserve related to closing our Pollock, Louisiana fertilizer plant.  During 2002, adjustments to the reserve reduced the balance by $2.8 million.  These adjustments were recorded as a reduction to restructuring and other charges in our accompanying Consolidated Statements of Operations for the year ended August 31, 2002.  The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant located in Russell, Kansas.  This sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining the idle plant and property.  Deductions to the reserve primarily represent severance payments and ongoing maintenance costs associated with closed facilities.  As of August 31, 2002, the balance in the restructuring reserve was $3.4 million.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2000 to August 31, 2001.

	Aug. 31, 2000				Aug. 31, 2001
Type of Cost	Balance	Additions	Adjustments	Deductions	Balance
	(Amounts in Thousands)

Employee separations	$ -0-	$ 4,860	$ (16)	$ (3,242)	$ 1,602
Facility closings	-0-	6,056	(28)	(2,198)	3,830
Other	-0-	2,700	(200)	-0-	2,500
Total	$ -0-	$ 13,616	$ (244)	$ (5,440)	$ 7,932

The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to August 31, 2002:

Type of Cost	Aug. 31, 2001 Balance	Additions	Adjustments	Deductions	Aug.31, 2002 Balance
	(Amounts in Thousands)

Employee separations	$1,602	$16	$(228)	$(1,390)	$-0-
Facility closings	3,830	800	(2,598)	(794)	1,238
Other	2,500	-0-	-0-	(350)	2,150
Total	$7,932	$816	$(2,826)	$(2,534)	$3,388

(15)     Other Income (Expense)

During 2002, we recorded net losses of $14.0 million related to derivative commodity instruments, primarily related to instruments held by our refrigerated foods business, that we believe provide an economic hedge of future transactions but that have not been designated as a hedge under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"; $45.5 million in costs associated with the temporary idling of fertilizer plants; and $9.0 million in additional environmental costs accrued as a result of the closure of the Lawrence, Kansas and Pollock, Louisiana plants and for a revised estimate of environmental remediation costs at the Bartow, Florida plant.  The above losses were partially offset by a $18.0 million pre-tax gain on the sale of our equity interest in Country Energy LLC to Cenex Harvest States; a $16.5 million gain on settlement of litigation related to vitamin supplements for animal feed; and $5.1 million in rental income (primarily from the leasing of our grain elevators to ADM/Farmland).

During 2001, we recorded net gains of $15.6 million related to derivative instruments held by certain of our segments that we believe provide an economic hedge of future transactions but that have not been designated as a hedge under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  Additionally, we realized a $4.4 million gain on the sale of our 50% ownership interest in One System Group, a provider of information services.

During 2000, we realized a cash gain of $49.6 million on the sale of our direct interest in Agriliance, LLC to Land O'Lakes.  In connection with the temporary idling of the Pollock, Louisiana fertilizer production facility, we realized an $8.9 million gain on futures position closed as a result of anticipated natural gas purchases which did not occur.  The above gains were partially offset by $35.3 million in startup costs related to the coke gasification facilities in Coffeyville, Kansas and a $11.5 million loss related to the sale of the Dubuque, Iowa pork processing facility.

(16)     Income Taxes

The Internal Revenue Service has commenced an examination of the income tax returns of Farmland and its subsidiaries for the years ended August 31,1999 and 2000.  No reports have been issued, and adjustments, if any, which may be proposed as a result of the examination are not presently determinable.

Loss before income taxes include the following components:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

Foreign	$ (12,873)	$ (860)	$ (20,671)
Domestic	(37,859)	(113,571)	(317,131)
Total	$ (50,732)	$ (114,431)	$ (337,802)

Total income tax expenses (benefits) were allocated as follows:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

Loss from continuing operations	$ (18,136)	$ (24,286)	$ 5,521
Loss from discontinued operations	(3,346)	(159)	3,423
Capital Shares and Equities, for gains and losses on derivative financial instruments designated as cash flow hedges	-0-	(3,806)	4,364
	$ (21,482)	$ (28,251)	$ 13,308

Income tax expense (benefit) attributable to continuing operations is comprised of the following:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

Federal:
Current	$ (15,224)	$ (45,770)	$ (13,577)
Deferred	(3,471)	23,118	13,731
	$ (18,695)	$ (22,652)	$ 154
State:
Current	$ (2,687)	$ (7,641)	$ (2,076)
Deferred	(612)	3,997	2,907
	$ (3,299)	$ (3,644)	$ 813
Foreign:
Current	$ -0-	$ -0-	$ -0-
Deferred	3,858	2,476	4,536
	$ 3,858	$ 2,476	$ 4,536

Total income tax expense (benefit)	$ (18,136)	$ (24,286)	$ 5,521

Income tax expense (benefit) from continuing operations differs from the "expected" income tax expense (benefit) using a statutory rate of 35% as follows:

	Year Ended August 31
	2000	2001	2002
Computed "expected" income tax expense (benefit) on income
before income taxes	(35.0)%	(35.0)%	(35.0)%
Increase (reduction) in income tax expense (benefit) attributable to:
Patronage refunds	(5.5)	-0-	-0-
Patronage-sourced items for which no benefit is available	8.9	18.4	21.5
State income tax expense (benefit), net of federal income tax effect	(3.6)	(3.2)	(3.3)
Non-qualified equity
for which benefit is no longer available	-0-	-0-	12.5
Change in valuation allowance	-0-	4.7	4.8
Other, net	(30.7)	(7.3)	1.3
Income tax expense (benefit)	(65.9)%	(22.4)%	1.8%

The tax effect of temporary differences that give rise to significant portions of deferred tax liabilities and deferred tax assets at August 31, 2001 and 2002 are as follows:

	August 31
	2001	2002
	(Amounts in Thousands)
Deferred tax liabilities:
Property, plant and equipment, principally due to differences
in depreciation	$94,859	$103,828
Prepaid pension cost	15,671	11,215
Income from foreign subsidiaries	12,536	17,481
Basis differences in pass-through
ventures	7,844	8,180
Derivative financial instruments	-0-	558
Other	2,344	8,962
Total deferred tax liabilities	$133,254	$150,224

Deferred tax assets:
Net operating loss credits and carryforwards	$56,299	$93,327
Safe harbor leases	2,583	2,049
Accrued expenses	50,546	77,452
Benefit of nonqualified
written notices	42,316	-0-
Alternative minimum tax credit	17,689	2,140
Accounts receivable, principally due to
allowance for doubtful accounts	5,635	6,801
Derivative financial instruments	3,806	-0-
Other	2,933	2,933
Total deferred tax assets	$181,807	$184,702
Valuation reserve	(26,094)	(42,405)
Net deferred tax assets	$155,713	$142,297

Net deferred tax asset (liability)	$22,459	$(7,927)

The valuation allowance for deferred tax assets as of August 31, 2001 and 2002 was $26.1 million and $42.4 million, respectively.  The net change in the total valuation allowance for the years ended August 31, 2001 and 2002 was $5.4 million  and $16.3 million, respectively.  As of August 31, 2002, our deferred tax assets, net of the valuation reserve, approximates our deferred tax liabilities.  Therefore, as a result of the scheduled reversal of our deferred tax liabilities, management believes it is more likely than not that Farmland will realize the benefit of our deferred tax asset, net of the valuation account.

At August 31, 2002, Farmland has nonmember-sourced loss carryforwards, expiring from 2011 to 2022, amounting to $246.0 million, available to offset future nonmember-sourced income.

At August 31, 2002, Farmland has member-sourced loss carryforwards, expiring from 2007 through 2022, amounting to $276.1 million available to offset future member-sourced income.  No deferred tax asset has been established for these carryforwards as member-sourced losses will be available only to offset future member-sourced income.

(17)     Reorganization Expenses

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as Reorganization expense in our Consolidated Statements of Operations.  In conjunction with our reorganization, the remaining businesses related to the SF Services acquisition will be closed or discontinued.  Accordingly reorganization expense includes our impairment of $21.0 million of the remaining goodwill associated with our acquisition of SF Services.  Reorganization expense for the year ended August 31, 2002 was as follows:

(Amounts in Thousands)

Impairment of goodwill and other assets	$26,211
Legal and professional fees	9,705
Financing fees	24,374
Severance and employee retention	841
Bankruptcy trustee fees	20
Settlement with customers and vendors	(976)
Impairment of property, plant and equipment	3,443
Rejected executory contracts	14,185
Reduction in SF Services warrants outstanding	(8,689)
$69,114

(18)     Discontinued Operations

During February 2002 (the "measurement date"), a decision was made to liquidate our international grain trading subsidiaries, Tradigrain.  Tradigrain was acquired in 1993 and provided international grain marketing and brokerage services to our customers.  The formation of ADM/Farmland, our domestic grain joint venture, the changing environment which limited the availability of bank credit for trading businesses, and our continuing focus on core businesses were the primary reasons for exiting this business.

The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables and other claims, and the settlement of trade and financing liabilities.  The disposal of Tradigrain operations represents a discontinued operation under APB No. 30.  Accordingly, the accompanying Consolidated Statements of Operations have been reclassified to reflect Tradigrain as discontinued operations for all periods presented.  For business segment reporting purposes, Tradigrain business results are reported as discontinued operations within the "World Grain" segment.  Proceeds from the liquidation of Tradigrain are being used to pay Tradigrain's operating expenses and to repay Tradigrain's debt obligations.

Under current applicable generally accepted accounting principles, (APB No. 30) we are required to estimate and accrue estimated operating losses during the liquidation period as well as any estimated loss we will incur on final liquidation of assets and settlement of liabilities.  As of August 31, 2002, we did not accrue either a loss for future operations or liquidation loss, as management estimates that the liquidation will not result in a loss in a future period.  However, Tradigrain's remaining assets primarily consist of trade and insurance receivables.  Such trade receivables may be difficult to fully collect during the windup of operations.  As a part of our accounting process we have established reserves to reduce these receivables to our best estimate of net realizable value.  The insurance receivables result from soybeans Tradigrain owned which were stored in a warehouse owned by a third party.  These soybeans were misappropriated.  The soybeans were insured and Tradigrain is currently involved in litigation to recover from the insurer the value of the soybeans.  Based on information provided by our legal counsel, we believe Tradigrain has a meritorious case and will recover most, if not all, of the value of the misappropriated soybeans.  Furthermore, the length of time required to liquidate our operations could vary from our estimate, which would affect total general and administrative expenses incurred during the liquidation.  If actual events differ from our estimates, there could be a material impact on our results of operations and financial position.

The following tables summarize financial information for Farmland's discontinued operations.

Balance sheet of discontinued operations:

	August 31
	2001	2002
	(Amounts in Thousands)
Assets

Accounts receivable - trade	$197,335	$20,756
Inventories	49,532	104
Other current assets	60,216	36,304
Total current assets	$307,083	$57,164

Property, plant and equipment, net	$24,009	$1,197
Other long-term assets	8,719	855
Total long-term assets	$32,728	$2,052

Total assets	$339,811	$59,216

Liabilities

Short-term notes payable	$85,703	$2,614
Current maturities of long-term debt	2,332	-0-
Accounts payable - trade	77,503	13,254
Other current liabilities (less cash netted against bank overdrafts of $8.7 million in 2001 and $7.0 million in 2002)	114,365	19,252
Total current liabilities	$279,903	$35,120

Long-term borrowings	$9,980	$-0-

Intercompany liabilities due to Farmland	190	11,540

Total liabilities	$290,073	$46,660

Net assets of discontinued operations	$49,738	$12,556

Net sales and income from discontinued operations:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

Net sales through measurement date	$2,594,148	$2,566,126	$767,718
Net sales subsequent to measurement date	$-0-	$-0-	$238,461
Net sales	$2,594,148	$2,566,126	$1,006,179

Pretax loss from discontinued operations	$(23,215)	$(6,136)	$(34,211)
Income tax benefit (expense)	3,346	159	(3,423)
Net loss from discontinued operations	$(19,869)	$(5,977)	$(37,634)

Cash flows related to discontinued operations:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

Net cash provided by (used in) operating activities	$ (178,453)	$ 139,485	$ 180,067
Net cash provided by (used in) investing activities	(12,905)	(7,393)	6,389
Net cash provided by (used in) financing activities	202,570	(140,736)	(188,150)
Net increase (decrease) in cash and cash equivalents	$ 11,212	$ (8,644)	$ (1,694)
Cash and cash equivalents at beginning of period	6,140	17,352	8,708

Cash and cash equivalents at end of period	$ 17,352	$ 8,708	$ 7,014

(19)     Planned Major Maintenance Costs

Effective September 1, 2000, Farmland changed its method of accounting for certain costs expected to be incurred in the next planned major maintenance of its manufacturing and processing facilities from the accrue-in-advance method to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. We believe the new method is preferable in the circumstances because, prior to the performance of the maintenance services, we do not have a present unavoidable duty or responsibility to perform such services. The effect of this change at September 1, 2000 was a $6.3 million benefit (net of income tax expense of $1.1 million) and has been presented as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations for the year ended August 31, 2001.  Had this new accounting method been applied in the year ended August 31, 2000, the effect would have been to increase our net loss by $0.4 million (net of income tax benefit of $0.1 million).

(20)     Significant Group Concentration of Credit Risk

Farmland extends credit to its customers on terms generally no more favorable than standard terms of sale for the industries it serves.  A substantial portion of our receivables are concentrated in the agricultural and food retail and service industry.  Collection of these receivables may be dependent upon the health of the farm crop, livestock production, consumer, and travel economic sectors.  Substantially all of our crop production sales are to a single customer, and substantially all of our petroleum sales are to a single customer.  A significant amount of trade receivables are with customers located in foreign countries.  Repayment is dependent upon the financial stability of those countries' national economies.  Current global economic problems combined with turmoil in various parts of the world could create additional credit risk related to customers located in foreign countries.  Farmland has counterparty performance risk on forward contracts we have entered into with producers and local cooperatives.  In the past, Farmland has not had significant problems with non-performance on these contracts.  We do not anticipate having significant non-performance problems in the future.  However, the risk of non-performance always exists, and such risk may change as the agricultural economy changes. Our credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts.

Farmland maintains investments in and advances to cooperatives, cooperative banks and joint ventures from which it purchases products or services.  A substantial portion of the business of these investees is dependent upon the agribusiness economic sector.

(21)     Employee Benefit Plans

The Farmland Industries, Inc. Employee Retirement Plan (the "Plan") is a defined benefit plan in which substantially all employees may participate.  Participation in the Plan is optional prior to age 34, but mandatory thereafter.  Benefits payable under the Plan are based on years of service and the employee's average compensation during the highest four of the employee's last ten years of employment.

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

Components of Farmland's pension cost are as follows:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)
Service cost	$ 16,175	$ 13,124	$ 13,815
Interest cost	25,168	27,630	29,372
Expected return on Plan assets	(35,207)	(38,454)	(39,235)
Amortization of unrecognized net loss (gain)	207	(378)	-0-
Net periodic pension cost	$ 6,343	$ 1,922	$ 3,952
Curtailment gain recognized	-0-	(11,675)	-0-
Special termination benefit cost	-0-	1,263	3,766
Total pension cost (income)	$ 6,343	$ (8,490)	$ 7,718

For the year ended August 31, 2002 Farmland incurred a $3.8 million expense for a partial plan termination, which was recognized for the cost of granting full vesting to involuntary terminations during the period April 1, 2000 through May 31, 2002.

For the year ended August 31, 2001, Farmland realized an $11.7 million curtailment gain as a result of termination of participants from the Plan primarily as a result of the sale of the Dubuque, Iowa meat processing plant and the formation of the Country Energy, Agriliance and Land O'Lakes Farmland Feed joint ventures.  The curtailment gain is the difference between the accrued benefit based on actuarial assumptions and the actual benefit at time of termination.

For the year ended August 31, 2001 Farmland realized a $1.3 million expense for special termination benefits, which was the cost to provide full vesting to specific participants terminated under our severance program.

The following table sets forth the Plan's funded status and amounts recognized as assets in our Consolidated Balance Sheets at August 31, 2001 and 2002.  Such prepaid pension cost, as calculated by our independent actuary is based on the Plan's funded status as of May 31, 2001 and 2002.

	August 31
	2001	2002
	(Amounts in Thousands)

Change in Projected Benefit Obligation:
Projected benefit obligation, beginning of year	$ 333,942	$ 393,420
Service cost	13,124	13,815
Expected employee contributions	6,300	5,400
Interest cost	27,630	29,372
Actuarial loss	41,443	20,111
Transfer to Agriliance	-0-	(7,395)
Curtailment gain	(11,675)	-0-
Special termination benefit cost	1,263	3,766
Benefits paid	(18,607)	(22,135)
Projected benefit obligation, end of year	$ 393,420	$ 436,354

Change in Fair Value of Plan Assets:
Plan assets at fair value, beginning of year	$ 430,114	$ 440,242
Transfer to Agriliance	-0-	(7,395)
Actual return on Plan assets	23,545	8,885
Actual company contributions	-0-	-0-
Actual employee contributions	5,190	4,546
Actual benefits paid	(18,607)	(22,135)
Plan assets at fair value, end of year	$ 440,242	$ 424,143

Funded Status and Prepaid Pension Cost:
Funded status of the Plan, end of year	$ 46,822	$ (12,211)
Unrecognized net loss	-0-	51,315
Prepaid pension cost, end of year	$ 46,822	$ 39,104

The following rates were used when calculating service  cost, interest cost, expected return on Plan assets, the projected benefit obligation and the Plan's funded status.

	Year Ended August 31
	2000	2001	2002

Discount rate	8.25%	7.75%	7.25%

Rate of increase in future compensation levels	4.92%	5.09%	4.96%

Expected long-term rate of return on Plan assets	9.0%	9.0%	9.0%

(22)     Related Party Transactions

Our investments accounted for by the equity method consist principally of:

  50% equity interests in three manufacturers of plant foods products, Farmland Hydro, L.P., SF Phosphates Limited Company and Farmland MissChem, Limited;

  an approximate 36% equity interest in Alliance Farms Cooperative which buys, sells and breeds swine;

  beginning January 1, 2000, an approximate 50% equity interest in UCB, LLC, which in turn holds a 50% equity interest in Agriliance, LLC, an agronomy distribution and marketing venture;

  beginning October 1, 2000, an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products;

  beginning May 4, 2001, a contractual relationship with ADM/Farmland, Inc., a provider of grain marketing and storage services;

  from September 1, 1999 through December 31, 2000, an equity interest in Cooperative Refining, LLC, which operated two refineries; and

  from February 1997 through February 2001, a 50% equity interest in One System Group, LLC, a provider of information services.

During 2000, 2001 and 2002, Farmland purchased $1,082.4 million, $450.2 million and $134.2 million, respectively, of products and services from these ventures and had sales to these ventures of $55.4 million, $743.5 million and $522.8 million, respectively. Farmland had accounts payable of $6.3 million and $33.3 million (including $26.5 million in pre-petition accounts payable at August 31, 2002 that are stayed as a result of our Chapter 11 filings) due to these ventures at August 31, 2001 and 2002, respectively.  Accounts receivable owed to us at August 31, 2001 and 2002 totaled $34.5 million and $51.0 million, respectively.  Notes receivable due from these ventures totaled $17.4 million and $11.5 million at August 31, 2001 and 2002, respectively.

(23)     Industry Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report certain information about operating segments in their financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  Comparative information for prior years presented has been restated to conform to our current organizational structure.

Farmland conducts business primarily in two operating areas: agricultural inputs and outputs.  On the input side of the agricultural industry, we operate as a farm supply cooperative.  On the output side of the agricultural industry, we operate as a processing and marketing cooperative.

Our farm supply operations consist of four segments:  crop production, petroleum, feed and other operating units. Principal products of the crop production segment are nitrogen and phosphate-based plant foods and, through an ownership interest in a joint venture, a complete line of insecticides, herbicides and mixed chemicals. Principal products of the petroleum division are refined fuels, propane and petroleum refining by-products.  Principal products of the feed division include swine, dairy, pet, beef, poultry, mineral and specialty feeds; feed ingredients and supplements, animal health products and livestock services.  Other operations primarily include retail petroleum and farm supply stores, grain processing, printing and transportation services.

On the output side, Farmland's operations consist of two segments: the processing and marketing of meat products ("refrigerated foods") and the origination, storage and marketing of grain ("world grain").  During February 2002, a decision was made to liquidate our international grain trading subsidiaries, Tradigrain, within one year.  Accordingly, the accompanying segment results have been reclassified to reflect Tradigrain as discontinued operations within the "World Grain" segment for all periods presented.

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

Beginning September 1, 2000, Farmland began allocating certain interest expense based on net assets employed by each segment and allocating certain corporate service expenses based on estimated use of the service by each segment.  Segment results for the year ended August 31, 2000 were restated to conform to our current operational structure and current method of allocation.

All costs associated with our restructuring activities are reflected as Restructuring and other charges in the accompanying segment results.  All costs related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as Reorganization expense in the accompanying segment results.

Following is a summary of industry segment information as of and for the years ended August 31, 2000, 2001 and 2002.

2000 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
	Combined
	Segments	Unallocated	Consolidated

Sales & transfers	$ 12,952,781	$ -0-	$ 12,952,781
Transfers between
segments	(3,158,206)	-0-	(3,158,206)
Net sales	$ 9,794,575	$ -0-	$ 9,794,575

Cost of sales	9,332,978	-0-	9,332,978

Gross income	$ 461,597	$ -0-	$ 461,597

Selling, general and
administrative expenses	(378,228)	(71,373)	(449,601)

Interest expense	(99,712)	(8,268)	(107,980)

Interest income	3,279	6,598	9,877

Other income (expense)	21,157	5,538	26,695

Equity in income/(loss)
of investees	58,920	(2,029)	56,891

Minority owners' interest
in net (income) loss
of subsidiaries	(24,996)	-0-	(24,996)

Income tax benefit	-0-	18,136	18,136

Income (loss) from continuing operations	$ 42,017	$ (51,398)	$ (9,381)

Loss from discontinued operations, net of income tax benefit	(19,869)	-0-	(19,869)

Net income (loss)	$ 22,148	$ (51,398)	$ (29,250)

Investment in and
advances to investees	$ 279,798	$ (2,165)	$ 277,633

Total assets	$ 2,973,424	$ 308,763	$ 3,282,187

Depreciation and
amortization expense	$ 96,199	$ 11,927	$ 108,126

Capital expenditures	$ 96,092	$ 4,773	$ 100,865

2000 (Page 2 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
				Other	Total Input
	Crop			Operating	and Other
	Production	Petroleum	Feed	Units	Segments

Sales & transfers	$ 1,077,146	$ 1,440,406	$ 672,697	$ 1,913,857	$ 5,104,106
Transfers between
segments	(50,883)	(20,983)	(60,125)	(1,724,530)	(1,856,521)
Net sales	$ 1,026,263	$ 1,419,423	$ 612,572	$ 189,327	$ 3,247,585

Cost of sales	1,021,840	1,395,507	565,075	169,029	3,151,451

Gross income	$ 4,423	$ 23,916	$ 47,497	$ 20,298	$ 96,134

Selling, general and
administrative expenses	(50,313)	(15,557)	(34,162)	(25,200)	(125,232)

Interest expense	(27,628)	(18,791)	(6,014)	(3,513)	(55,946)

Interest income	52	455	(136)	821	1,192

Other income (expense)	21,045	(142)	511	3,976	25,390

Equity in net income (loss)
of investees	37,664	20,299	293	(2,094)	56,162

Minority owners' interest
in net (income) loss of subsidiaries	-0-	-0-	504	21	525

Income tax benefit	-0-	-0-	-0-	-0-	-0-

Income (loss) from continuing operations	$ (14,757)	$ 10,180	$ 8,493	$ (5,691)	$ (1,775)

Loss from discontinued operations, net of income tax benefit	-0-	-0-	-0-	-0-	-0

Net income (loss)	$ (14,757)	$ 10,180	$ 8,493	$ (5,691)	$ (1,775)

Investment in and
advances to investees	$ 182,764	$ 62,107	$ 7,126	$ 5,584	$ 257,581

Total assets	$ 617,332	$ 411,860	$ 124,999	$ 79,523	$ 1,233,714

Depreciation and
amortization expense	$ 25,213	$ 15,966	$ 5,774	$ 10,272	$ 57,225

Capital expenditures	$ 6,649	$ 6,986	$ 5,390	$ 770	$ 19,795

2000 (Page 3 of 3)
(Amounts in Thousands)
	OUTPUT SEGMENTS
			Total
	Refrigerated	World	Output
	Foods	Grain	Segments

Sales & transfers	$ 5,577,967	$ 2,270,708	$ 7,848,675
Transfers between
segments	(965,945)	(335,740)	(1,301,685)
Net sales	$ 4,612,022	$ 1,934,968	$ 6,546,990

Cost of sales	4,303,329	1,878,198	6,181,527

Gross income	$ 308,693	$ 56,770	$ 365,463

Selling, general and
administrative expenses	(212,051)	(40,945)	(252,996)

Interest expense	(18,938)	(24,828)	(43,766)

Interest income	775	1,312	2,087

Other income (expense)	(5,965)	1,732	(4,233)

Equity in net income (loss)
of investees	2,398	360	2,758

Minority owners' interest
in net (income) loss
of subsidiaries	(25,521)	-0-	(25,521)

Income tax benefit	-0-	-0-	-0-

Income (loss) from continuing operations	$ 49,391	$ (5,599)	$ 43,792

Loss from discontinued operations, net of income tax benefit	-0-	(19,869)	(19,869)

Net income (loss)	$ 49,391	$ (25,468)	$ 23,923

Investment in and
advances to investees	$ 14,452	$ 7,765	$ 22,217

Total assets	$ 745,254	$ 994,456	$ 1,739,710

Depreciation and
amortization expense	$ 36,850	$ 2,124	$ 38,974

Capital expenditures	$ 58,972	$ 17,325	$ 76,297

2001 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
	Combined
	Segments	Unallocated	Consolidated

Sales & transfers	$ 12,367,072	$ -0-	$ 12,367,072
Transfers between
segments	(3,169,758)	-0-	(3,169,758)
Net sales	$ 9,197,314	$ -0-	$ 9,197,314

Cost of sales	8,803,451	-0-	8,803,451

Gross income	$ 393,863	$ -0-	$ 393,863

Selling, general and
administrative expenses	(319,029)	(44,181)	(363,210)

Restructuring and other charges	(54,016)	(26,309)	(80,325)

Interest expense	(110,027)	(8,210)	(118,237)

Interest income	5,010	7,525	12,535

Other income (expense)	6,822	12,855	19,677

Equity in income (loss)
of investees	28,313	(856)	27,457

Minority owners' interest
in net (income) loss
of subsidiaries	(23,164)	-0-	(23,164)

Income tax benefit	-0-	27,619	27,619

Income (loss) from continuing operations	$ (72,228)	$ (31,557)	$ (103,785)

Loss from discontinued operations, net of income tax benefit	(5,977)	-0-	(5,977)

Income (loss) before cumulative effect of changes in accounting principles, net of income tax expense	$ (78,205)	$ (31,557)	$ (109,762)

Cumulative effect of changes in accounting principles, net of income tax expense	18,991	785	19,776

Net income (loss)	$ (59,214)	$ (30,772)	$ (89,986)

Investment in and advances to Investees	$ 256,123	$ 529	$ 256,652

Total Assets	$ 2,454,228	$ 273,316	$ 2,727,544

Provisions for depreciation and amortization	$ 102,866	$ 13,425	$ 116,291

Capital Expenditures	$ 104,210	$ 3,204	$ $107,414

2001 (Page 2 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
				Other	Total Input
	Crop			Operating	and Other
	Production	Petroleum	Feed	Units	Segments

Sales & transfers	$ 823,721	$ 1,731,370	$ 50,262	$ 2,073,638	$ 4,678,991
Transfers between segments	(19,213)	(19,903)	(5,191)	(1,948,042)	(1,992,349)
Net sales	$ 804,508	$ 1,711,467	$ 45,071	$ 125,596	$ 2,686,642

Cost of sales	837,077	1,616,920	41,101	112,569	2,607,667

Gross income (loss)	$ (32,569)	$ 94,547	$ 3,970	$ 13,027	$ 78,975

Selling, general and
administrative expenses	(38,209)	(19,118)	(4,579)	(23,282)	(85,188))

Restructuring and other charges	-0-	(2,500)	-0-	(21,884)	(24,384)

Interest expense	(36,121)	(20,038)	(5,295)	(3,555)	(65,009)

Interest income	494	443	-0-	1,456	2,393

Other income (expense)	4,273	(1,693)	103	6,055	8,738

Equity in net income (loss) of investees	18,473	5,585	3,492	318	27,868

Minority owners' interest
in net (income) loss of subsidiaries	(39)	-0-	-0-	(2)	(41)

Income tax benefit	-0-	-0-	-0-	-0-	-0-

Income (loss) from continuing operations	$ (83,698)	$ 57,226	$ (2,309)	$ (27,867)	$ (56,648)

Loss from discontinued operations, net of income tax benefit	-0-	-0-	-0-	-0-	-0-

Income (loss) before cumulative effect of changes in accounting principles, net of income tax expense	$ (83,698)	$ 57,226	$ (2,309)	$ (27,867)	$ (56,648)

Cumulative effect of changes in accounting principles, net of income tax expense	18,647	1,965	(12)	-0-	20,600

Net income (loss)	$ (65,051)	$ 59,191	$ (2,321)	$ (27,867)	$ (36,048)

Investment in and
advances to investees	$ 178,986	$ 2,486	$ 46,700	$ 5,571	$ 233,743

Total assets	$ 669,369	$ 444,605	$ 55,306	$ 44,143	$ 1,213,423

Provisions for depreciation and
amortization	$ 30,671	$ 19,002	$ 82	$ 4,170	$ 53,925

Capital expenditures	$ 11,233	$ 7,397	$ 10	$ 615	$ 19,255

2001 (Page 3 of 3)
(Amounts in Thousands)
	OUTPUT SEGMENTS
			Total
	Refrigerated	World	Output
	Foods	Grain	Segments

Sales & transfers	$ 5,778,650	$ 1,909,431	$ 7,688,081
Transfers between
segments	(945,347)	(232,062)	(1,177,409)
Net sales	$ 4,833,303	$ 1,677,369	$ 6,510,672

Cost of sales	4,543,559	1,652,225	6,195,784

Gross income	$ 289,744	$ 25,144	$ 314,888

Selling, general and
administrative expenses	(205,420)	(28,421)	(233,841)

Restructuring and other charges	(17,396)	(12,236)	(29,632)

Interest expense	(21,304)	(23,714)	(45,018)

Interest income	760	1,857	2,617

Other income (expense)	(5,153)	3,237	(1,916)

Equity in net income (loss)
of investees	1,484	(1,039)	445

Minority owners' interest
in net (income) loss
of subsidiaries	(23,123)	-0-	(23,123)

Income tax benefit	-0-	-0-	-0-

Income (loss) from continuing operations	$ 19,592	$ (35,172)	$ (15,580)

(Loss) from discontinued operations, net of income tax benefit	-0-	(5,977)	(5,977)

Income (loss) before cumulative effect of changes in accounting principles, net of income tax expense	$ 19,592	$ (41,149)	$ (21,557)

Cumulative effect of changes in accounting principles, net of income tax expense	(1,609)	-0-	(1,609)

Net income (loss)	$ 17,983	$ (41,149)	$ (23,166)

Investment in and
advances to investees	$ 16,163	$ 6,217	$ 22,380

Total assets	$ 821,151	$ 419,654	$ 1,240,805

Provisions for depreciation and
amortization	$ 41,194	$ 7,747	$ 48,941

Capital expenditures	$ 80,133	$ 4,822	$ 84,955

2002 (page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
	Combined
	Segments	Unallocated	Consolidated
Sales & transfers	$ 8,749,564	$ -0-	$ 8,749,564
Transfers between segments	(2,175,560)	-0-	(2,175,560)
Net sales	$ 6,574,004	$ -0-	$ 6,574,004

Cost of sales	6,330,287	-0-	6,330,287

Gross income (loss)	$ 243,717	$ -0-	$ 243,717

Selling, general and administrative expense	(275,645)	(63,954)	(339,599)

Restructuring and other charges	(51,876)	-0-	(51,876)

Interest expense	(62,688)	(20,198)	(82,886)

Interest income	797	(546)	251

Other income (expense)	(21,677)	5,873	(15,804)

Equity in net income (loss) of investees	34,094	30	34,124

Minority owners interest in
net income of subsidiaries	(22,404)	-0-	(22,404)

Reorganization (expense) income	(17,786)	(51,328)	(69,114)

Income tax expense	-0-	(5,521)	(5,521)

Income (loss) from continuing operations	$ (173,468)	$ (135,644)	$ (309,112)

Loss from discontinued operations, net of income tax expense	(37,634)	-0-	(37,634)

Net income (loss)	$ (211,102)	$ (135,644)	$ (346,746)

Investment in and
advances to investees	$ 251,723	$ 560	$ 252,283

Total assets	$ 1,966,312	$ 215,331	$ 2,181,643

Provisions for depreciation and
amortization	$ 107,822	$ 10,382	$ 118,204

Capital expenditures including prepayments	$ 326,754	$ 397	$ 327,151

	INPUT AND OTHER SEGMENTS
2002 (page 2 of 3)
(Amounts in Thousands)				Other	Total Input
	Crop			Operating	and Other
	Production	Petroleum	Feed	Units	Segments
Sales & transfers	$ 593,832	$ 974,869	$ -0-	$ 1,285,349	$ 2,854,050
Transfers between segments	(8,121)	(8,800)	-0-	(1,229,446)	(1,246,367)
Net sales	$ 585,711	$ 966,069	$ -0-	$ 55,903	$ 1,607,683

Cost of sales	619,353	1,011,409	(57)	46,903	1,677,608

Gross income (loss)	$ (33,642)	$ (45,340)	$ 57	$ 9,000	$ (69,925)

Selling, general and
administrative expense	(42,280)	(11,873)	(1,178)	(13,401)	(68,732)

Restructuring and other charges	(57,816)	-0-	-0-	5,940	(51,876)

Interest expense	(29,550)	(6,107)	(2,103)	(1,202)	(38,962)

Interest income	(25)	232	-0-	225	432

Other income (expense)	(47,949)	15,301	16,553	2,218	(13,877)

Equity in income (loss)
of investees	31,592	(1,035)	4,320	839	35,716

Minority owners interest in net income of subsidiaries	-0-	-0-	-0-	(3)	(3)

Reorganization (expense) income	(9,368)	(3)	-0-	(1,493)	(10,864)

Income tax expense	-0-	-0-	-0-	-0-	-0-

Income (loss) from continuing operations	$ (189,038)	$ (48,825)	$ 17,649	$ 2,123	$ (218,091)

(Loss) from discontinued operations, net of income tax expense	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$ (189,038)	$ (48,825)	$ 17,649	$ 2,123	$ (218,091)

Investment in and advances to Investees	$ 188,376	$ 156	$ 50,888	$ 411	$ 239,831

Total assets	$ 755,132	$ 262,943	$ 58,637	$ 13,543	$ 1,090,255

Provisions for depreciation and amortization expense	$ 38,218	$ 17,553	$ -0-	$ 1,659	$ 57,430

Capital expenditures including pre- payments	$ 269,088	$ 13,652	$ -0-	$ 410	$ 283,150

	OUTPUT SEGMENTS
2002 (page 3 of 3)			Total
(Amounts in thousands)	Refrigerated	World	Output
	Foods	Grain	Segments
Sales & transfers	$ 5,893,205	$ 2,309	$ 5,895,514
Transfers between segments	(929,193)	-0-	(929,193)
Net sales	$ 4,964,012	$ 2,309	$ 4,966,321

Cost of sales	4,644,987	7,692	4,652,679

Gross income (loss)	$ 319,025	$ (5,383)	$ 313,642

Selling, general and administrative expense	(202,822)	(4,091)	(206,913)

Restructuring and other charges	-0-	-0-	-0-

Interest expense	(21,492)	(2,234)	(23,726)

Interest income	365	-0-	365

Other income (expense)	(11,345)	3,545	(7,800)

Equity in net income (loss) of investees	(1,656)	34	(1,622)

Minority owners interest in net income of subsidiaries	(22,401)	-0-	(22,401)

Reorganization (expense) income	751	(7,673)	(6,922)

Income tax expense	-0-	-0-	-0-

Income (loss) from continuing operations	$ 60,425	$ (15,802)	$ 44,623

(Loss) from discontinued operations, net of income tax expense	-0-	(37,634)	(37,634)

Net income (loss)	$ 60,425	$ (53,436)	$ 6,989

Investment in and advances to investees	$ 7,190	$ 4,702	$ 11,892

Total assets	$ 770,840	$ 105,217	$ 876,057

Provisions for depreciation and amortization	$ 43,087	$ 7,305	$ 50,392

Capital expenditures including prepayments	$ 43,179	$ 425	$ 43,604

Substantially all of Farmland's long-lived assets are located in the United States.  Sales from continuing operations by country, determined by customer location, were as follows:

	Year Ended August 31
	2000	2001	2002
	(Amounts in Thousands)

United States	$ 8,691,631	$ 8,102,653	$ 5,946,261
Mexico	533,524	499,142	110,912
Japan	249,957	284,223	238,507
Korea	66,796	58,420	95,615
Other	252,667	252,876	182,709
Total	$ 9,794,575	$ 9,197,314	$ 6,574,004

(24)     Subsequent Events

Prior to year-end, we entered into discussions to sell substantially all the assets of Farmland Hydro, L.P. ("Hydro") and, accordingly, reduced our investment in Hydro to its estimated net realizable value.  During October 2002, Farmland received Court approval to vote our 50% ownership interest in Hydro in favor of approving the sale by Hydro of substantially all of the assets of Hydro to Cargill Fertilizer, Inc.  The sale was consummated in November 2002 and total proceeds from the sale approximated our estimate net realizable value.

We operate two leased ammonia plants, both located in Enid, Oklahoma.  The lease expires during September 2003.  The lease permits Farmland the option to purchase, at the end of the lease term, the plants for an amount equal to the lesser of the fair market value of the facilities or $25.5 million.  Farmland and the lessor have agreed that the purchase price will be $25.5 million, which Farmland believes is below the fair market value of the facilities.  In October 2002 we received Court approval to exercise the option to purchase the two ammonia plants in September 2003, and we are obligated to the lessor to purchase the facilities at that time.

On November 27, 2002, Farmland filed a plan of reorganization with the Court.  See Note 1 for further information regarding the plan of reorganization.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of Farmland are as follows:

Name	Age as of August 31, 2002	Positions Held With Farmland	Present Term as Director Expires in December	Total Years of Service Board Member	Business Experience During Last Five Years

Harry Fehrenbacher	54	Chairman of the Board	2002	6	Producer--Newton, Illinois. Mr. Fehrenbacher serves as President of the Board of Directors, Effingham Equity, Effingham, Illinois, a local cooperative association of farmers and ranchers.
Jody Bezner	61	Vice Chairman and Vice President	2003	11	Producer--Texline, Texas. Mr. Bezner serves as President of the Board of Directors, Dalhart Consumers Fuel Association, Inc., Dalhart, Texas, a local cooperative association of farmers and ranchers.
Lyman Adams, Jr.	51		2004	10	General Manager--Cooperative Grain and Supply, Hillsboro, Kansas, a local cooperative association of farmers and ranchers.
Ronald J. Amundson	58		2003	14	General Manager--Central Iowa Cooperative, Jewell, Iowa, a local cooperative association of farmers and ranchers.
Baxter Ankerstjerne	66		2002	12	Producer--Peterson, Iowa. Mr. Ankerstjerne is past Chairman of the Board of Directors, Farmers Cooperative Association, Marathon, Iowa, a local cooperative association of farmers and ranchers.
Donald Anthony	52		2003	2	Producer--Lexington, Nebraska. Mr. Anthony is a Director and past President and Vice President of All Points Cooperative, Lexington, Nebraska, a local cooperative association of farmers and ranchers.
Larry Dahlsten	59		2003	2	Producer--Lindsborg, Kansas. Mr. Dahlsten is past Chairman and Vice-Chairman, Mid-Kansas Cooperative Association, Moundridge, Kansas, a local cooperative association of farmers and ranchers.
Steven Erdman	52		2004	10	Producer--Bayard, Nebraska. Mr. Erdman serves as President of the Board of Directors, Panhandle Co-op, Scottsbluff, Nebraska, a local cooperative association of farmers and ranchers.
Thomas H. Gist	67		2002	4	Producer--Marianna, Arkansas. Mr. Gist serves as Secretary of the Board of Directors, Tri-County Farmers Association, Brinkley, Arkansas, a local cooperative association of farmers and ranchers.
Ben Griffith	53		2004	13	Former General Manager--Central Cooperatives, Inc., Pleasant Hill, Missouri, a local cooperative association of farmers and ranchers.
Barry Jensen	57		2002	12	Producer--White River, South Dakota. Mr. Jensen serves as a Director of Dakota Pride Cooperative, Winner, South Dakota, a local cooperative association of farmers and ranchers.
Ron Jurgens	64		2004	7	General Manager--Agri Co-op, Holdrege, Nebraska, a local cooperative association of farmers and ranchers.
Douglas Kuhlman	52		2004	1	Producer--St. James, Minnesota. Mr. Kuhlman is past Vice President, Watonwan Farm Service Company, Truman, Minnesota, a local cooperative association of farmers and ranchers.
William F. Kuhlman	53		2002	6	Producer--Oakley, Kansas. Mr. Kuhlman is a member and former President and CEO of Cooperative Agricultural Services, Inc., Oakley, Kansas, a local cooperative association of farmers and ranchers.
Greg Pfenning	53		2003	10	Producer--Hobart, Oklahoma. Mr. Pfenning is past Director and President of Farmers Cooperative Association, Hobart, Oklahoma, a local cooperative association of farmers and ranchers.
Monte Romohr	49		2002	12	Producer--Gresham, Nebraska. Mr. Romohr serves as a Director of Farmers Co-op Business Association, Shelby, Nebraska, a local cooperative association of farmers and ranchers.
Joe Royster	50		2002	9	General Manager--Dacoma Farmers Cooperative, Inc., Dacoma, Oklahoma, a local cooperative association of farmers and ranchers.
Larry Shriver	55		2004	1

Producer -- Alamosa, Colorado.
Mr. Shriver is a past President of Monte Vista Cooperative, Monte Vista, Colorado, a local cooperative association of farmers and ranchers.  During October 2002, Mr. Shriver resigned as a Farmland director.

E. Kent Stamper	56		2002	6

Producer--Plainville, Kansas.
Mr. Stamper serves as Director and Vice President of the Board of Directors, Midland Marketing Coop, Hays, Kansas, a local cooperative association of farmers and ranchers.

Eli F. Vaughn	53		2003	5	General Manager--Farmers Cooperative Company, Afton, Iowa, a local cooperative association of farmers and ranchers.
Frank Wilson	54		2004	7	General Manager--Elkhart Farmers Co-op Association, Elkhart, Texas, a local cooperative association of farmers and ranchers.

Directors are elected for a term of three years by the shareholders of Farmland at its annual meeting.  The expiration dates for such three-year terms are sequenced so that about one-third of the Board of Directors is elected each year.  The executive committee consists of Ronald Amundson, Jody Bezner, Harry Fehrenbacher, Greg Pfenning, Joe Royster and, serving as management liaison, Robert B. Terry, our President and Chief Executive Officer.  Members of the executive committee serve as chairmen of standing committees of the Board of Directors as follows: Joe Royster, corporate responsibility committee; Ronald Amundson, audit committee; Jody Bezner, compensation committee; Greg Pfenning, finance committee; and Harry Fehrenbacher, executive committee and governance committee.

The executive officers of Farmland are as follows:

Name	Age as of August 31, 2002	Principal Occupation and Other Positions

Robert B. Terry	46

President and Chief Executive Officer - Mr. Terry was appointed to his present position in May 2002.  Previously he was Executive Vice President, General Counsel & Corporate Secretary.  Mr. Terry joined Farmland in 1989.

Steven R. Rhodes	48

Executive Vice President and Chief Financial Officer - Mr. Rhodes was appointed to his present position in May 2002.   Previously he held various positions in North American Grain, Transportation, and Corporate Divisions of Farmland.  Mr. Rhodes joined Farmland in 1979.

Stanley A. Riemann	51

Executive Vice President and President, Crop Production - Mr. Riemann was appointed to his present position in May 1999.  Previously he held various positions in the Crop Nutrients and Crop Protection areas.  Mr. Riemann joined Farmland in 1974.

Robert W. Schuller	41	Vice President, General Counsel and Corporate Secretary - Mr. Schuller was appointed to his present position in May 2002. Mr. Schuller joined Farmland in 1994 in the Legal Division
William Fielding	55

Executive Vice President and President, Refrigerated Foods - Mr. Fielding joined Farmland in January 2000.  Mr. Fielding resigned from Farmland in October 2002.  Prior to joining Farmland, Mr. Fielding served as President, Dickey Environmental from 1998 to 1999 and as President, Conagra Refrigerated Meats from 1996 to 1998.

J. Randall Vance	41	Vice President & Treasurer - Mr. Vance was appointed to his present position, in July 2002. Previously he served as Assistant Treasurer. Mr. Vance joined Farmland in 1991.
Dennis M. Alt	46

Vice President, Strategic Projects - Mr. Alt was appointed to this position in June 2002.  Before his appointment, Mr. Alt was an Associate General Counsel in Farmland's Legal Division.  Prior to re-joining Farmland in 2002, he was a shareholder with Stinson Mag & Fizzell.

George Richter	57

Vice President and President, Pork Division - Mr. Richter was appointed to his present position in 1999.  Previously he served as Vice President -- Sales & Marketing for Farmland Foods.  Mr. Richter joined Farmland in 1971.

Timothy R. Daugherty	49

Vice President, Administration - Mr. Daugherty was appointed to his present position in June 2002.  Previously he served as Vice President  and President of World Grain and as Vice President of Marketing for a geographic territory that included Kansas, Colorado and Utah.  Mr. Daugherty joined Farmland in 1985.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the annual compensation awarded to, earned by, or paid to the current and former Chief Executive Officer and the Company's next four most highly compensated executive officers for services rendered to Farmland in all capacities during 2000, 2001 and 2002.

	Annual Compensation
Name and Principal Position	Year Ending August 31	Salary	Bonus	Employee Variable Compensation Plan	All Other Compensation
Robert Terry,	2000	$177,426	$25,000	$-0-	$-0-
President and	2001	$228,766	$-0-	$56,925	$-0-
Chief Executive Officer	2002	$311,026	$-0-	$-0-	$24,269(6)

Stan Riemann,	2000	$292,197	$-0-	$-0-	$-0-
Executive Vice President and	2001	$304,062(1)	$-0-	$137,912(2)	$-0-
President, Crop Production	2002	$295,000	-0-	$3,466	$9,940(5)

William Fielding,	2000	$204,167	$375,000	$-0-	$-0-
Executive Vice President and	2001	$350,000	$-0-	$-0-	$-0-
President, Refrigerated Foods	2002	$350,000	$-0-	$-0-	$930(5)

George Richter,	2000	$244,009	$-0-	$-0-	$-0-
Vice President and	2001	$247,446	$-0-	$42,056	$-0-
President, Pork Division	2002	$247,446	$-0-	$55,675	$9,295(5)

Tim Daugherty,	2000	$193,224	$-0-	$-0-	$7,200(4)
Vice President,	2001	$235,728	$-0-	$122,238	$7,200(4)
Administration	2002	$235,728	$117,864(8)	$44,506	$132,287(7)

Robert Honse,	2000	$552,057	$-0-	$-0-	$-0-
Former President and	2001	$615,612	$-0-	$235,143	$-0-
Chief Executive Officer (3)	2002	$650,000	$-0-	$-0-	$9,295(5)

John Berardi,	2000	$361,110	$-0-	$-0-	$-0-
Former Executive Vice President	2001	$404,720	$-0-	$138,302	$-0-
and Chief Financial Officer(3)	2002	$412,080	$-0-	$-0-	$9,295(5)

(1)       Mr. Riemann was employed with Agriliance from January 1, 2001 to August 3, 2001 and earned a salary of $175,866.  This salary is included as a part of Mr. Riemann's total salary.

(2)       Mr. Riemann earned compensation under the Agriliance variable compensation program of $68,596.  This variable compensation is included as a part of Mr. Riemann's total variable compensation.

(3)       During May 2002,Mr. Honse retired as President and Chief Executive Officer and Mr. Berardi retired as Executive Vice President and Chief Financial Officer.

(4)       Payment of compensation earned in prior years but deferred under Farmland's Executive Deferred Compensation Plan.

(5)       Compensation per participant that may be covered by a qualified pension plan was limited to $150,000 during 1994 through 1996, $160,000 during 1997 through 1999, and $170,000 during 2000 through 2001.  During 2002, the limit on compensation per participant was increased to $200,000, and employers were allowed to make this increase retroactive to 1994.  To achieve the retroactive coverage, certain employees were required to make additional contributions to our qualified pension plan.  Farmland paid these employees an amount adequate to cover their required contribution plus taxes on the additional compensation.

(6)       Mr. Terry received payment of deferred compensation in the amount of $18,965 (see (4) above) and $5,304 related to the qualified pension plan (see (5) above).

(7)       Mr. Daugherty received payment of deferred compensation in the amount of $122,896 (see (4) above) and $9,391 related to the qualified pension plan (see (5) above).

(8)     Mr. Daugherty received a retention bonus related to the ADM/Farmland transaction.

An Annual Employee Variable Compensation Plan and an Executive Deferred Compensation Plan have been established by our Board of Directors to meet the competitive salary programs of other companies and to provide a method of compensation which is based on Farmland's performance.

Under the Annual Employee Variable Compensation Plan, all regular salaried employees' total compensation is based on a combination of base and variable pay.  The variable compensation award depends on the employee's position and the year-to-date performance of Farmland and/or the selected performance criteria of the operating or service unit where the individual is employed.  Variable compensation is awarded only in periods that Farmland and/or the operating or service unit achieves a threshold performance level as approved each year by the Board of Directors.  We intend for our total cash compensation (base plus variable) to be competitive, recognizing that in the event Farmland and/or the operating or service unit fails to achieve a predetermined threshold level of performance, the base pay alone will place the employees well under market rates.  This system of variable compensation allows us to keep our fixed costs (base salaries) lower and only increase payroll costs consistent with our ability to pay.

Our Executive Deferred Compensation Plan permits executive employees to defer part of their salary and/or part or all of their variable and incentive compensation.  The amount to be deferred and the period for deferral is specified by an election made semi-annually.  Payments of deferred amounts shall begin at the earlier of the end of the specified deferral period, retirement, disability or death.  The employee's deferred account balance is credited annually with interest at the highest rate of interest paid by Farmland on any subordinated debt certificate sold during the year, or, if no subordinated debenture bonds are sold during the year, the highest rate of interest on any outstanding capital investment certificates, certificates of investment, or subordinated debenture bonds.  Prior to the Petition Date, payment of an employee's account balance was paid, at the employee's election, in either a lump sum or in ten annual installments.

Subsequent to the Petition Date, payments under the Executive Deferred Compensation Plan have been stayed pending the outcome of our bankruptcy proceedings and approval by the Court.  Amounts deferred pursuant to the plan for the accounts of the named individuals during the years 2000, 2001 and 2002 are included, as salary, in the cash compensation table.

Under an employment contract effective February 1, 2000, Mr. Fielding's total compensation is based on a combination of base, variable and long-term incentive pay that is separate from the arrangements for other employees.  Mr. Fielding's employment with Farmland was terminated subsequent to our year end.  Mr. Fielding did not receive any compensation related to his variable or long-term incentive plans.

In view of our recent results, we terminated all previously awarded Management Long-Term Incentive Plans.  We did not make any payouts under any of these plans during our fiscal year 2002.  The Board of Directors, in its sole discretion, may establish a new long-term incentive plan or plans.

Subsequent to August 31, 2002, the Court approved a key employee retention and incentive target plan (the "KERIT Plan").  The primary objectives of the KERIT Plan, which covers ninety-six employees, are to:

  retain the management personnel essential to continuing operations and the completion of the Debtor's restructuring efforts;

  motivate key employees and encourage the attainment of a confirmed reorganization plan; and

  provide appropriate job security and financial incentives to key employees.

Of our named executive officers, Messrs.  Terry, Riemann, Richter, and Daugherty are included in the KERIT Plan.  The KERIT Plan includes a fixed incentive component.  The fixed incentive component will pay, in four installments commencing November 2002 and with a final payment made on the effective date of the plan of reorganization, Mr. Terry 60% of his base salary and Messrs. Riemann, Richter, and Daugherty 42.5% of their base salaries.  The KERIT Plan also contains provisions that may increase payouts to key employees under the standard variable compensation program.  Finally, the KERIT Plan provides enhanced severance for key employees terminated without cause.

Farmland has established the Farmland Industries, Inc. Employee Retirement Plan (the "Retirement Plan"), which is a defined benefit plan.  Generally, employees whose customary employment is at the rate of at least 15 hours per week may participate in the Retirement Plan.  Participation in the Retirement Plan is optional prior to age 34, but mandatory thereafter.  Approximately 5,000 active and 12,000 inactive employees were participants in the Retirement Plan on August 31, 2002.  The Retirement Plan is funded by employer and employee contributions to provide lifetime retirement income at the normal retirement age of 65, or a reduced income beginning as early as age 55.  The Retirement Plan also contains provisions for death and disability benefits.  The Retirement Plan has been determined qualified under the Internal Revenue Code ("IRC").  The Retirement Plan is administered by a committee appointed by the Board of Directors and all funds are held by a bank trustee in accordance with the terms of the trust agreement.  The funding policy for the Retirement Plan is at the sole discretion of the Farmland Employee Retirement Plan Committee.  The Committee's current strategy is to limit contributions to an amount not to exceed the amount deductible for federal income tax purposes.  Farmland made no contributions to the Retirement Plan for the years ended August 31, 2000, 2001, and 2002.

Payments to participants in the Retirement Plan are based upon length of participation and compensation reported for the four highest of the last ten years of employment.  Compensation for this purpose includes base salary and compensation earned under the Annual Employee Variable Compensation Plan discussed above.  However, at the present time, the IRC limits:

  the maximum compensation per participant which may be covered by a qualified pension plan to $200,000 annually; and

  the maximum retirement benefit which may be paid by such plan to $160,000 annually for retirements commencing at age 62 or above, with reduced limits applying to those who retire between the ages of 55 and 62.

We established a Supplemental Executive Retirement Plan ("SERP") effective January 1, 1994.  The SERP is intended to supplement the retirement income of executive participants in the Retirement Plan whose retirement benefit is reduced because of the limitation of the IRC on the amount of annual salary which can be included in the computation of retirement income or the amount of annual retirement benefit which may be paid by a qualified retirement plan.  Under terms of the SERP, Farmland's obligation is to make up 100% of the employer-provided retirement benefit that would otherwise be lost under the Retirement Plan due to the IRC limits discussed above for qualified plans.  Payments under this plan were suspended effective June 1, 2002.

The following table sets forth, for compensation levels up to the federal compensation limits, the estimated annual benefits payable at age 62 for members of the Retirement Plan.  These benefits are not reduced to take into account Social Security payments.  The following table also sets forth, for compensation levels exceeding the federal compensation limits, the combined estimated annual benefits payable under the Retirement Plan and SERP assuming:  (1) retirement occurs on or after age 62 in calendar year 2002; (2) the SERP replaces 100% of the employer purchased benefit, which is assumed to be 80% of the total benefit, that is lost in the qualified pension plan due to IRC limits on benefits and covered salary; (3) benefits have been computed using an IRC 401(a)(17) Final Average Wage of $200,000; and (4) grandfathered benefits, if any, have been ignored.  Grandfathered benefits (prior to 1995) would alter the amounts paid from either the Retirement Plan or the SERP, but would not materially alter the total benefit amount shown in this chart.

Final Average	Years of Service
Wage	15	20	25	30	35

$100,000	$26,250	$35,000	$43,750	$52,500	$61,250
125,000	32,813	43,750	54,688	65,625	76,563
150,000	39,375	52,500	65,625	78,750	91,875
200,000	52,500	70,000	87,500	105,000	122,500
250,000	63,000	84,000	105,000	126,000	147,000
300,000	73,500	98,000	122,500	147,000	171,500
350,000	84,000	112,000	140,000	168,000	196,000
400,000	94,500	126,000	157,500	189,000	220,500
450,000	105,000	140,000	175,000	210,000	245,000
500,000	115,500	154,000	192,500	231,000	269,500
600,000	136,500	182,000	227,500	273,000	318,500
700,000	157,500	210,000	262,500	315,000	367,500
800,000	178,500	238,000	297,500	357,000	416,500

The following table sets forth the credited years of service for Farmland's named executive officers at August31, 2002.

Name	Years of Creditable Service
Robert Terry	13
Stan Riemann	26
William Fielding	2
George Richter	31
Tim Daugherty	17

Compensation Committee Interlocks and Insider Participation

The following persons, none of whom, except as indicated below, is either currently or formerly an officer or employee of Farmland or any of its subsidiaries, served as members of the compensation committee during 2002: Messrs. Jody Bezner, Ronald Amundson, Baxter Ankerstjerne, Steven Erdman, Ben Griffith and Douglas Kuhlman.  Mr. Bezner has served as Vice Chairman and Vice President of the Board of Farmland from December 1997 to the current date.  No executive officer of Farmland (i) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee of Farmland, (ii) served as a director of another entity, one of whose executive officers served on the compensation committee of Farmland, or (iii) served as a member of a compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Farmland.

Compensation of Directors

Directors' compensation consists of payment of three hundred dollars ($300.00) per day of Farmland business (including, for example, board and committee meetings and other similar activities), plus reimbursement of necessary expenses incurred in connection with their official duties.  In addition, we pay annual retainers of $30,000 to the Chairman; $25,000 to each member of the Executive Committee, other than the Chairman, and $20,000 to all other directors.

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

At August 31, 2002, no person was known by Farmland to be the beneficial owner of more than five percent of Farmland's common shares.

At August 31,  2002, the directors and executive officers of Farmland, neither individually nor as a group, beneficially owned in excess of one percent of any class of Farmland's equity.

Farmland does not have any compensation plans (including individual compensation arrangements) under which equity securities of Farmland are authorized for issuance.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a cooperative, Farmland's primary business purpose is to conduct business with and for its members.  All of our members must own Farmland equity, and all of Farmland's common shares and associate member common shares are held by active members.  Furthermore, all of our directors, when elected, are either members of Farmland or are members or general managers of local cooperatives that are members of Farmland.  As a result, transactions between Farmland and either our directors or local cooperatives represented by directors are customary and expected and are on terms no more favorable than those available to its other members.

During 2002, Farmland purchased $0.6 million of livestock from Mr. Fehrenbacher, Chairman of our Board of Directors, and $0.9 million of feed and supplies from Effingham Equity, the local cooperative of which Mr. Fehrenbacher is Board Chairman, $0.7 million of livestock from Mr. Bezner, Vice Chairman of our Board of Directors, $0.9 million of livestock and $10.5 million of feed and supplies from the local cooperative managed by Mr. Vaughn, a member of our Board of Directors, $0.7 million of feed and supplies from the local cooperative managed by Mr. Amundson, a member of our Board of Directors, and $1.5 million of feed and supplies from the local cooperative managed by Mr. Adams, a member of our Board of Directors.  In fiscal 2003, Farmland intends to continue to purchase livestock, feed and supplies, in the normal course of our business, from these directors and from the local cooperatives managed by members of our Board of Directors.

Each of our Directors is affiliated with a local cooperative.  Following is a table listing each director, the cooperative they are or were affiliated with, the nature of the affiliation, and total sales by Farmland through our ventures or alliances to the affiliated cooperative during the year ended August 31, 2002  During fiscal 2003, in the normal course of business, we plan to continue sales, primarily through our ventures or affiliates, to these local cooperatives.  We cannot estimate the amount, if any, of purchases these local cooperatives will make from our ventures or affiliates.

Board Member's Name	Related Cooperative	Nature of Relationship to Related Cooperative	Sales (in millions) by Farmland to Cooperative

Lyman J. Adams, Jr.	Cooperative Grain & Supply	General Manager	$ 0.6
Ronald Amundson	Central Iowa Cooperative	General Manager	0.5
Baxter Ankerstjerne	Farmers Cooperative Association	former Chairman of the Board of Directors	4.5
Donald Anthony	All Points Cooperative	Director	1.7
Jody Bezner	Dalhart Consumers Fuel Assoc.	President of Board of Directors	30.5
Larry Dahlsten	Mid-Kansas Cooperative Assoc.	former Chairman of the Board of Directors	2.4
Steven Erdman	Panhandle Cooperative	President of Board of Directors	3.0
Harry Fehrenbacher	Effingham Equity	President of Board of Directors	5.3
Thomas H. Gist	Tri-County Farmers Association	Secretary of Board of Directors	1.4
Ben Griffith	Central Cooperatives Inc.	former General Manager	0.3
Barry Jensen	Dakota Pride Cooperative, Inc.	Director	2.5
Ron Jurgens	Agri Co-op	General Manager	26.1
Douglas Kuhlman	Watonwan Farm Service Co.	past Vice President	8.0
William F. Kuhlman	Coop Agricultural Services, Inc.	former President and CEO	2.6
Greg Pfenning	Farmers Cooperative Assoc.	former Director and President	1.4
Monte Romohr	Farmers Co-op Business Assoc.	Director	18.2
Joe Royster	Dacoma Farmers Cooperative, Inc.	General Manager	1.5
Larry Shriver	Monte Vista Cooperative	past President	1.4
E. Kent Stamper	Midland Marketing Coop, Inc.	Director and Vice President	1.8
Eli F. Vaughn	Farmers Cooperative Company	General Manager	0.8
Frank Wilson	Elkhart Farmers Cooperative	General Manager	0.7

ITEM 14.     CONTROLS AND PROCEDURES

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.      Listing of Financial Statements, Financial Statement Schedules and Exhibits

(1)                 Financial Statements

                    Consolidated Balance Sheets, August 31, 2001 and 2002

                    Consolidated Statements of Operations for each of the years in the three-year period ended August 31, 2002

                    Consolidated Statements of Cash Flows for each of the years in the three-year period ended August 31, 2002

                    Consolidated Statements of Capital Shares and Equities for each of the years in the three-year period ended August 31, 2002

                    Notes to Consolidated Financial Statements

(2)               Financial Statement Schedules

                    Farmland Industries, Inc. and Subsidiaries for each of the years in the three-year period ended August 31, 2002:

                    Schedule II - Valuation and qualifying accounts

(3)                 Exhibits

Exhibit No.	Description of Exhibits

Articles of Incorporation and Bylaws:

3.(i)A	Articles of Incorporation and Bylaws of Farmland Industries, Inc. effective December 10, 1998. (Incorporated by Reference - Form S-1/A, (File No. 333-68225), filed December 16, 1998)

Instruments Defining the Rights of Security Holders, including Indentures**:

4.(i)A

Form of Trust Indenture with UMB Bank, National Association, providing for issuance of unsubordinated debt securities, including form of Demand Loan Certificates. (Incorporated by Reference - Form S-1/A, (Registration No. 333-40759), filed December 9, 1997, effective December 31, 1997)

4.(i)B

Form of Trust Indenture with Commerce Bank, National Association, providing for issuance of subordinated debt securities, including forms of Ten-Year Bond, Series A, Ten-Year Bond, Series B, Five-Year Bond, Series C, Five-Year Bond, Series D, Ten-Year Monthly Income Bond, Series E, Ten-Year Monthly Income Bond, Series F, Five-Year Monthly Income Bond, Series G and Five-Year Monthly Income Bond, Series H. (Incorporated by Reference - Form  S-1/A, (Registration No. 333-40759), filed December 9, 1997, effective December 31, 1997)

4.(i)C

Certificate of Designation for a Series of Preferred Shares Designated as 8% Series A Cumulative Redeemable Preferred Shares, dated December 19, 1997. (Incorporated by Reference - Form S-2, (Registration No. 333-47973), filed April 3, 1998)

*4.(ii)A	Debtor-In-Possession Credit Agreement Facility between Farmland Industries, Inc. and various banks, dated June 5, 2002.

Material Contracts:

Management Remunerative Plans:

*10.(iii)A	Employee Variable Compensation Plan (September 1, 2002 - August 31, 2003).

10.(iii)B	Board of Directors Insurance (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 22, 2000).

10.(iii)C

Farmland Industries, Inc. Supplemental Executive Retirement Plan (As Amended and Restated Effective September 1, 1999) (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 19, 1999).

10.(iii)C(1)

Resolution Approving the Revision of Appendix A of the Farmland Industries, Inc. Supplemental Executive Retirement Plan and Appendix A (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 27, 1996).

10.(iii)D

Farmland Industries, Inc. Executive Deferred Compensation Plan (As Amended and Restated Effective November 1, 1996) (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 27, 1996).

10.(iii)E	Employment agreement between Farmland and Mr. Robert W. Honse, dated August 1, 2000 (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 22, 2000).

10.(iii)F	Employment agreement between Farmland and Mr. William Fielding, dated January 31, 2000 (Incorporated by Reference - Form 10-Q, (File No. 001-11629), filed April 14, 2000).

10.(iii)G	Summary of severance and retention bonus plan for certain management employees of Farmland, dated June 7, 1999 (Incorporated by Reference - Form 10-Q, (File No. 001-11629), filed July 14, 1999).

10.(iii)H	Employment agreement between Farmland and Mr. Robert Terry, dated May 10, 2002 (Incorporated by Reference - Form 10-Q, (File No. 001-11629), filed July 15, 2002).

*10.(iii)H(1)	Amendment to Employment Agreement between Farmland and Mr. Robert Terry, dated August 30, 2002.

*21	Subsidiaries of the Registrant

*24	Power of Attorney

*99.(i)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed with this report

**    Long-term debt instruments pursuant to which the debt issuable thereunder does not exceed 10% of Farmland's total assets have not been filed.  At the Commission's request, we agree to furnish a copy of such instruments or agreements.

B.      Reports on Form 8-K

On June 6, 2002 Farmland filed a report on Form 8-K Item 3, "Bankruptcy or Receivership."  The report stated that Farmland Industries, Inc. and four of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Missouri (the "Court") on May 31, 2002.  The report also stated that the Court granted an interim order authorizing the Debtors to enter into debtor-in-possession financing on or about June 5, 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Farmland Industries, Inc. has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, State of Missouri on November 27, 2002.

FARMLAND INDUSTRIES, INC.

By /s/ STEVEN R. RHODES
Steven R. Rhodes
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

By /s/ ROBERT W. SCHULLER
Robert W. Schuller
Vice President, Corporate Secretary and
General Counsel

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed for the following persons on behalf of Farmland Industries, Inc. and in the capacities and on the date indicated pursuant to valid Power of Attorney executed on October 23, 2002.

Signature	Title	Date

*	Chairman of the Board	November 27, 2002
Harry Fehrenbacher	and Director

*	Vice Chairman of Board,	November 27, 2002
Jody Benzer	Vice President and Director

*	Director	November 27, 2002
Lyman L. Adams, Jr.

*	Director	November 27, 2002
Ronald J. Amundson

*	Director	November 27, 2002
Baxter Ankerstjerne

*	Director	November 27, 2002
Donald Anthony

*	Director	November 27, 2002
Larry Dahlsten

*	Director	November 27, 2002
Steven Erdman

*	Director	November 27, 2002
Thomas H. Gist

*	Director	November 27, 2002
Ben Griffith

*	Director	November 27, 2002
Barry Jensen

*	Director	November 27, 2002
Ron Jurgens

*	Director	November 27, 2002
Douglas Kuhlman

*	Director	November 27, 2002
William F. Kuhlman

*	Director	November 27, 2002
Greg Pfenning

*	Director	November 27, 2002
Monte Romohr

*	Director	November 27, 2002
Joe Royster

*	Director	November 27, 2002
E. Kent Stamper

*	Director	November 27, 2002
Eli F. Vaughn

*	Director	November 27, 2002
Frank Wilson

/s/ ROBERT B. TERRY	President and	November 27, 2002
Robert B. Terry	Chief Executive Officer

/s/ STEVEN R. RHODES	Executive Vice President,	November 27, 2002
Steven R. Rhodes	Chief Financial Officer
(Principal Financial Officer)
and Chief Accounting Officer

*BY     /s/  STEVEN R. RHODES

                       Steven R. Rhodes
                       Attorney-In-Fact

I, Robert B. Terry, President and Chief Executive Officer of Farmland Industries, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Farmland Industries, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 27, 2002

/s/ ROBERT B. TERRY

Robert B. Terry

President and
Chief Executive Officer

I, Steven R. Rhodes, Executive Vice President and Chief Financial Officer of Farmland Industries, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Farmland Industries, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 27, 2002

/s/ STEVEN R. RHODES

Steven R. Rhodes

Executive Vice President and
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors
Farmland Industries, Inc.

Under date of November 27, 2002, we reported on the Consolidated Balance Sheets of Farmland Industries, Inc. and subsidiaries (the "Company") as of August 31, 2001 and 2002, and the related Consolidated Statements of Operations, Cash Flows and Capital Shares and Equities for each of the years in the three-year period ended August 31, 2002, which are included in the Annual Report filed on Form 10-K.  In connection with our audits of the aforementioned Consolidated Financial Statements, we also audited the related Consolidated Financial Statement Schedule in the Annual Report filed on Form 10-K.  This Consolidated Financial Statement Schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this Consolidated Financial Statement Schedule based on our audits.

In our opinion, such Consolidated Financial Statement Schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the Consolidated Financial Statements of the Company referred to above contains an explanatory paragraph that states that the Company's recurring losses, insufficient liquidity, and the fact that Farmland Industries, Inc. and four of its subsidiaries have filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code raise substantial doubt about the Company's ability to continue as a going concern.  The Consolidated Financial Statement Schedule included in the Annual Report on Form 10-K does not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 11 to the Consolidated Financial Statements, Farmland changed its method of accounting for derivative instruments and hedging activities in 2001.  As discussed in Note 19 to the Consolidated Financial Statements, Farmland changed its method of accounting for planned major maintenance costs from the accrue-in-advance method to the direct expense method in 2001.

KPMG LLP

Kansas City, Missouri
November 27, 2002

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Additions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of year
(Amounts in Thousands)
Allowance for doubtful receivables

For the fiscal year ended August 31, 2002	$ 16,323	$ 22,341	$ 58	$ (14,788)	$ 23,934

For the fiscal year ended August 31, 2001	$ 9,401	$ 12,640	$ (129)	$ (5,589)	$ 16,323

For the fiscal year ended August 31, 2000	$ 5,263	$ 7,030	$ (53)	$ (2,839)	$ 9,401

FARMLAND INDUSTRIES, INC.
EXHIBIT INDEX
To FORM 10-K
For Fiscal Year Ended August 31, 2002

Exhibit No.	Description of Exhibits

Articles of Incorporation and Bylaws:

3.(i)A	Articles of Incorporation and Bylaws of Farmland Industries, Inc. effective December 10, 1998. (Incorporated by Reference - Form S-1/A, (File No. 333-68225), filed December 16, 1998)

Instruments Defining the Rights of Security Holders, including Indentures**:

4.(i)A

Form of Trust Indenture with UMB Bank, National Association, providing for issuance of unsubordinated debt securities, including form of Demand Loan Certificates. (Incorporated by Reference - Form S-1/A, (Registration No. 333-40759), filed December 9, 1997, effective December 31, 1997)

4.(i)B

Form of Trust Indenture with Commerce Bank, National Association, providing for issuance of subordinated debt securities, including forms of Ten-Year Bond, Series A, Ten-Year Bond, Series B, Five-Year Bond, Series C, Five-Year Bond, Series D, Ten-Year Monthly Income Bond, Series E, Ten-Year Monthly Income Bond, Series F, Five-Year Monthly Income Bond, Series G and Five-Year Monthly Income Bond, Series H. (Incorporated by Reference - Form  S-1/A, (Registration No. 333-40759), filed December 9, 1997, effective December 31, 1997)

4.(i)C

Certificate of Designation for a Series of Preferred Shares Designated as 8% Series A Cumulative Redeemable Preferred Shares, dated December 19, 1997. (Incorporated by Reference - Form S-2, (Registration No. 333-47973), filed April 3, 1998)

*4.(ii)A	Debtor-In-Possession Credit Agreement Facility between Farmland Industries, Inc. and various banks, dated June 5, 2002.

Material Contracts:

Management Remunerative Plans:

*10.(iii)A	Employee Variable Compensation Plan (September 1, 2002 - August 31, 2003).

10.(iii)B	Board of Directors Insurance (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 22, 2000).

10.(iii)C

Farmland Industries, Inc. Supplemental Executive Retirement Plan (As Amended and Restated Effective September 1, 1999) (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 19, 1999).

10.(iii)C(1)

Resolution Approving the Revision of Appendix A of the Farmland Industries, Inc. Supplemental Executive Retirement Plan and Appendix A (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 27, 1996).

10.(iii)D

Farmland Industries, Inc. Executive Deferred Compensation Plan (As Amended and Restated Effective November 1, 1996) (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 27, 1996).

10.(iii)E	Employment agreement between Farmland and Mr. Robert W. Honse, dated August 1, 2000 (Incorporated by Reference - Form 10-K, (File No. 001-11629), filed November 22, 2000).

10.(iii)F	Employment agreement between Farmland and Mr. William Fielding, dated January 31, 2000 (Incorporated by Reference - Form 10-Q, (File No. 001-11629), filed April 14, 2000).

10.(iii)G	Summary of severance and retention bonus plan for certain management employees of Farmland, dated June 7, 1999 (Incorporated by Reference - Form 10-Q, (File No. 001-11629), filed July 14, 1999).

10.(iii)H	Employment agreement between Farmland and Mr. Robert Terry, dated May 10, 2002 (Incorporated by Reference - Form 10-Q, (File No. 001-11629), filed July 15, 2002).

*10.(iii)H(1)	Amendment to Employment Agreement between Farmland and Mr. Robert Terry, dated August 30, 2002.

*21	Subsidiaries of the Registrant

*24	Power of Attorney

*99.(i)	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.(ii)	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed with this report

**    Long-term debt instruments pursuant to which the debt issuable thereunder does not exceed 10% of Farmland's total assets have not been filed.  At the Commission's request, we agree to furnish a copy of such instruments or agreements.