Form 10-Q
period 2002-11-30
FARMLAND INDUSTRIES INC
filed 2003-01-14
CIK 34616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

or

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes[  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	August 31	November 30
	2002	2002
	(Amounts in Thousands)
Current Assets:
Accounts receivable - trade (net of allowance for doubtful accounts of $23,934 at August 31, 2002 and $23,748 at November 30, 2002)	$288,931	$327,925
Inventories (Note 2)	337,222	333,169
Deferred income taxes	51,495	52,053
Other current assets	64,633	87,816
Current assets from discontinued operations (Note 12)	57,164	47,173
Total Current Assets	$799,445	$848,136

Investments and Long-term Receivables (Note 3)	$347,008	$314,465

Property, Plant and Equipment:
Property, plant and equipment, at cost	$1,900,047	$1,491,560
Less accumulated depreciation and
amortization	994,288	1,013,745

Net Property, Plant and Equipment	$905,759	$477,815

Other Assets:
Goodwill (Note 4)	$28,942	$28,740
Intangible assets (Note 4)	38,876	26,251
Other long-term assets	59,561	60,587
Long-term assets from discontinued operations (Note 12)	2,052	872
Total Other Assets	$129,431	$116,450

Total Assets	$2,181,643	$1,756,866

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND EQUITIES

	August 31	November 30
	2002	2002
	(Amounts in Thousands)
Current Liabilities:
Current maturities of long-term debt	$323,300	$322,118
Accounts payable - trade	75,418	71,261
Other current liabilities	139,127	162,217
Current liabilities from discontinued operations (Note 12)	35,120	23,652

Total Current Liabilities	$572,965	$579,248

Liabilities Subject to Compromise (Note 5)	$912,887	$885,559

Long-Term Liabilities:
Long-term borrowings (excluding current maturities)	$139,869	$148,779
Other long-term liabilities	24,637	20,628

Total Long-Term Liabilities	$164,506	$169,407

Deferred Income Taxes	$59,422	$62,666

Minority Owners' Equity in Subsidiaries	$42,553	$47,347

Net Loss (Note 1)	$-0-	$(417,079)

Capital Shares and Equities:
Preferred shares, authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated
at redemption value, $50 per share	$100,000	$100,000
Common shares authorized
50,000,000 shares, $25 par value	524,006	524,009
Accumulated other comprehensive income (net of
deferred tax expense of $558 at August 31, 2002 and $0 at November 30, 2002) (Notes 6 and 7)	3,907	4,312
Earned surplus and other equities	(198,603)	(198,603)

Total Capital Shares and Equities	$429,310	$429,718

Commitments and Contingent Liabilities (Note 8)

Total Liabilities and Equities	$2,181,643	$1,756,866

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	November 30	November 30
	2001	2002
	(Amounts in Thousands)
Sales	$1,848,193	$1,654,755
Cost of sales	1,760,272	1,577,220

Gross income	$87,921	$77,535

Selling, general and administrative expenses	(79,839)	(59,762)

Restructuring and other (charges) credits (Note 9)	6,340	1,736

Interest expense (excluding approximately $11.7 million of interest not accrued during 2003 on unsecured pre-petition borrowings)	(24,283)	(8,290)

Interest income	760	647

Other (Note 10)	18,759	8,467

Equity in net income of investees (Note 3)	1,957	943

Minority owners' interest in net income
of subsidiaries	(4,737)	(4,795)

Reorganization expense (Note 11)	-0-	(433,854)

Income (loss) from continuing operations before income tax expense	$6,878	$(417,373)

Income tax expense	(768)	-0-

Income (loss) from continuing operations	$6,110	$(417,373)

Discontinued operations (Note 12): Loss from operations of discontinued international grain division (net of applicable income tax benefit of $0 at November 2001)	(2,861)	-0-

Gain on disposal of international grain division (net of applicable income tax benefit of $144 at November 2002) income tax benefit of $144 at November 2002	-0-	294

Total discontinued operations	$(2,861)	$294

Net income (loss)	$3,249	$(417,079)

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended
November 30 2001		November 30 2002
(Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,249	$(417,079)
Reorganization expense (Note 11)	-0-	433,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,059	27,970
Equity in net (income) of investees (Note 3)	(1,957)	(943)
Other	(16,733)	9,153
Changes in assets and liabilities:
Accounts receivable	20,013	(31,414)
Inventories	81,432	4,039
Other assets	(5,778)	(5,544)
Accounts payable	(48,451)	(8,557)
Other liabilities	20,650	(20,628)
Net cash provided by (used in) operating activities before reorganization items	$81,484	$(9,149)

REORGANIZATION ITEMS:
Reorganization expense (Note 11)	$-0-	$(433,854)
Adjustments for non-cash items:
Asset impairment charges	-0-	424,517
Gain on settlement with vendors	-0-	(289)
Gain on sale of fixed assets and investments	-0-	(181)
Net cash used in reorganization items	$-0-	$(9,807)

Net cash provided by (used in) operating activities	$81,484	$(18,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(10,629)	$(16,054)
Distributions from joint ventures	2,062	4,143
Additions to investments and notes receivable	(5,397)	(309)
Acquisition of other long-term assets	(2,724)	(2,370)
Proceeds from disposal of investments and collection of notes receivable	30,450	1,259
Proceeds from sale of fixed assets	7,010	7,697

Net cash provided by (used in) investing activities	$20,772	$(5,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of dividends	$(2,000)	$-0-
Proceeds from bank loans and notes payable	846,272	230,428
Payments on bank loans and notes payable	(864,987)	(223,237)
Payments for redemption of subordinated debt certificates	(12,732)	-0-
Net increase (decrease) in checks and drafts outstanding	(68,896)	17,102
Other increase (decrease)	87	297
Net cash provided by (used in) financing activities	$(102,256)	$24,590

Net decrease in cash and cash equivalents	$-0-	$-0-
Cash and cash equivalents at beginning of period	-0-	-0-
Cash and cash equivalents at end of period	$-0-	$-0-

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)     Interim Financial Statements

     (A)     The Company and Basis of Presentation

Unless the context suggests otherwise, (i) "Farmland", "we", "us" or "our" refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to "year" or "years" are to fiscal years ended August 31, and (iii) the term "member" means (a) any voting member, (b) any associate member, or (c) any other non-member individuals, cooperatives or other entities doing business with Farmland under an agreement to accept qualified patronage refunds as taxable income in the year received.  Patronage refund is the term we use to refer to the distribution of income from transactions done on a cooperative basis with or for our patrons.

In view of the seasonality of Farmland's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in Farmland's Annual Report on Form 10-K for the year ended August 31, 2002.

Certain amounts pertaining to the three month period ended November 30, 2001 have been reclassified to conform with the current year presentation.

The unaudited Condensed Consolidated Balance Sheets and Statements of Operations have been restated to present our international grain trading subsidiaries (collectively referred to as "Tradigrain") as a discontinued operation.  The international grain sales and related cost of sales and operating expenses have been reclassified as discontinued operations for all periods presented.

Our revenues, margins, net income or loss and cash flow depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, currency fluctuations, tariffs, concerns over food safety, and other factors affecting United States imports and exports.  In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities, terrorist activities, local conflicts and other incidents affect, among other things, the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland's operations.  Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.  For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports.  Also, for example changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.  Management cannot determine the extent to which these factors may impact our future operations.

In accordance with the bylaws of Farmland, we determine annually the members' portion of income or loss before income taxes.  From this amount, patronage refunds, if any, are distributed or losses are allocated to our members or charged to retained earnings.

Farmland does not provide for patronage refunds in our interim financial statements as:

  we determine the amount of members' income and the amount of members' loss only after the end of the fiscal year;

  after consideration of member losses (if any), the Board of Directors, subject to Court approval, then determines the amount of patronage refund to be paid in cash and the portion to be paid in Farmland equity (common shares, associate member common shares and capital credits); and

  the amount of income appropriated to earned surplus is dependent on the amount of patronage refunds and the handling of members' losses (if any).

Therefore, the amount of net income for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of November 30, 2002.

Effective September 1, 2002, Farmland adopted Statement of Financial Accounting Standards ("SFAS") SFAS No. 143 "Accounting for Asset Retirement Obligations."  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, Farmland will recognize a gain or loss on settlement.  Adoption of this statement did not have a material effect on Farmland's reported financial position or our results of operations.

Effective September 1, 2002, Farmland adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".  This statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets.

In our plan of reorganization, filed November 27, 2002, we stated our intent to dispose of our crop production and petroleum assets.  Despite this stated intent, these assets are not classified as held for sale as, ultimately, any disposition must be approved by the Court and, to date, the Court has not approved such disposition. As a result, as of November 30, 2002, our crop production and petroleum assets were classified as held for operations.  Since during the first quarter we determined that it was more likely than not that our crop production and petroleum assets would be disposed of, those assets were tested for impairment at November 30, 2002 pursuant to SFAS No. 144 using projected undiscounted cash flows based on management's best assumptions regarding the use and eventual disposition of these assets.  Based on these tests and our assumptions and determinations as of November 30, 2002, these assets were impaired at November 30, 2002.  Using managements' best estimate as of November 30, 2002, it appears that the estimated fair value we will receive on disposition of these assets exceeds the carrying value of these assets by approximately $424.5 million.  Since the ultimate proceeds from disposition of these assets will result from a bidding and auction process conducted in our bankruptcy proceedings, the ultimate loss may differ from the amount recognized at November 30, 2002.  This estimated loss is included in reorganization expense in these unaudited Condensed Consolidated Statements of Operations.  This estimated loss is comprised of $275.9 million related to our crop production segment, $147.7 million related to our petroleum segment, and $0.9 million related to unallocated corporate assets.

SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,", for the disposal of a segment of a business.  However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  As we continue our strategy of repositioning and selling assets, additional businesses may be reported as discontinued operations pursuant to SFAS No. 144.

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

On June 4, 2002, the Court appointed a committee to represent the interests of unsecured creditors (the "Creditors' Committee") and a committee to represent the interests of unsecured bondholders (the "Bondholders' Committee").  The Creditors' Committee and the Bondholders' Committee are comprised of representatives of the Debtors' unsecured creditors and unsecured bondholders, respectively.  Both committees review and gather information about the Debtors' financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of each committee, including fees for attorneys and other professionals, to the extent allowed by the Court.

Subsequent to the Petition Date, the Court approved the Debtors' request to enter into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtors-in-possession financing ("the DIP Credit Facility").  The DIP Credit Facility partially replaced a five-year $500 million credit facility entered into with a syndicate of banks on February 7, 2002 (the "Pre-petition Credit Facility").

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

SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in Farmland's unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the Debtors be reported separately as Reorganization expense in the unaudited Condensed Consolidated Statements of Operations.  As a result of the reorganization proceedings under Chapter 11, the Debtors may be required to take actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the unaudited Condensed Consolidated Financial Statements.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts prior to the confirmation of a plan of reorganization.  Damages related to rejected contracts are a pre-petition claim.  We have estimated and accrued our liability resulting from contracts rejected through November 30, 2002 and this estimated liability, in the amount of $14.2 million, is included in our unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise.

As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  The Court  set January 10, 2003 (the "Bar Date"), as the date by  which creditors were required to  file proof of claims against the Debtors.  At this time, the ultimate amount of claims that will be allowed by the Court is not determinable.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors' liabilities and equity interests would be restructured.  This plan of reorganization identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and do not have a right to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes include holders of unsecured demand loan certificates and holders of unsecured subordinated debenture bonds, as well as general unsecured creditors of the Debtors.  The equity interests in Farmland, including its preferred stock interests, are also impaired.  As a general matter, each impaired class is entitled to vote as a class to accept or reject the plan of reorganization.  Although management filed a plan of reorganization, there can be no assurance at this time whether it will be contested by any impaired class or whether it will be approved or confirmed by the Court.

As a part of the bankruptcy process, we are required to file a disclosure statement with the Court.  The disclosure statement will provide all creditor classes with information regarding our proposed reorganization including identification of assets we intend to sell and estimated cash proceeds from those sales.  Currently, the Court is considering our motion to postpone the date by which we must file our disclosure statement from January 15, 2003 to March 31, 2003.  Once the disclosure statement is deemed adequate by the Court, the disclosure statement will be submitted to the various impaired classes, and the plan of reorganization will be voted on by those classes.

The plan of reorganization, as filed, in effect contemplates either that the Debtors will reorganize around our pork and beef marketing businesses, with other assets being sold, or that the Debtors will sell all or substantially all of their assets.  The plan of reorganization also provides for the payment of obligations under the DIP Credit Facility and certain pre-petition liabilities under a prior bank credit agreement in full in cash on the effective date of the plan of reorganization.  As to various impaired classes, including the classes pertaining to the holders of our demand loan certificates and our subordinated debenture bonds, as well as our general unsecured creditors, the plan provides that these classes will receive cash and/or securities of the reorganized entity.  The amounts to be received by any particular class are subject to further negotiation and will depend, in part, on the amounts we realize from potential sales of assets.  As a result, we will need to amend the plan of reorganization before it is confirmed.  The plan of reorganization, if accepted and confirmed, will substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited Condensed Consolidated Financial Statements.

As provided in the DIP Credit Facility under certain circumstances it is an event of default if the Debtors fail to file a plan of reorganization approved by all lenders under the DIP Credit Facility (the "DIP Lenders") (such approval not to be unreasonably withheld) by November 27, 2002.  Farmland believes, based on consultation with counsel, that the plan of reorganization, as filed on November 27, 2002, satisfies the requirements of the DIP Credit Facility.  Subsequent to November 30, 2002, the DIP Lenders asserted that the plan of reorganization, as filed, did not satisfy the requirements of the DIP Credit Facility.  Concurrent with this assertion, the DIP Lenders notified Farmland that the DIP Lenders were terminating the $25.0 million Tranche A loan commitment under the DIP Credit Facility and were increasing, by 200 basis points, the interest rate charged to Farmland on borrowings outstanding under the DIP Credit Facility.  As a result of the DIP Lenders' assertion that the plan of reorganization did not satisfy the requirements of the DIP Credit Facility, the DIP lenders also might have sought, but to date have not done so, to take additional action including seeking to declare all unpaid loans under the DIP Credit Facility, and accrued interest on those loans, to be due and payable and seeking to terminate their obligation to make future loans under the DIP Credit Facility.  The right of the DIP Lenders to charge this higher rate is unresolved and may be contested by Farmland.

On January 8, 2003, the DIP Lenders and Farmland entered into a proposed amendment to the DIP Credit Facility (the "DIP Amendment") in order to resolve issues surrounding the alleged event of default described in the preceding paragraph and to modify certain other terms of the agreement.  Among other things, the proposed amendment would waive the alleged event of default, would confirm the termination of Tranche A, and would limit the 200 basis point increase in the interest rate charged to the period from December 9, 2002 until the effectiveness of the DIP Amendment.  The effectiveness of the amendment requires approval of the Court, which Farmland is in the process of seeking.

The DIP Amendment, if approved by the Court requires Farmland to, among other things:

  eliminate the Tranche A commitment as of December 9, 2002;

  reduce the Tranche B commitment by $20 million to $256.5 million upon the effectiveness of the DIP Amendment require prepayment of at least $40 million by February 28, 2003 and an additional $10 million by March 31, 2003 of loans under the DIP Credit Facility or the Pre-petition Credit Facility;

  establish milestones relating to the progress of the sales of our crop produciton and beef marketing businesses;

  permit us to issue new letters of credit under the Tranche B commitment;

  waive the alleged event of default relating to our plan of reorganization; and

  limit the default interest charge based on the alleged event of default to the period from December 9, 2002 until the effectiveness of the DIP Amendment.

The DIP Amendment, if approved by the Court, eliminates the requirement by Farmland to file a plan of reorganization approved by all DIP Lenders and eliminates the requirement that the auditors' report covering Farmland's Consolidate Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern.

If the Court does not approve the DIP Amendment, Farmland continues to believe that the plan of reorganization satisfies the requirements of the DIP Credit Facility as the plan of reorganization, among other things, provides that the DIP Lenders will be paid in full in cash on or before the effective date of the plan of reorganization, which will be prior to the termination date of the DIP Credit Facility.  Since, as described in the plan of reorganization, the DIP Lenders are unimpaired, the DIP Lenders will not be offered the opportunity to vote on the plan of reorganization.  Based on consultation with counsel, Farmland believes that, absent Court approval of the DIP Amendment, if the DIP Lenders were to attempt to declare all unpaid loans and accrued interest under the DIP Credit Facility to be due and payable, or if the DIP Lenders were to seek to terminate their obligation to make future loans under Tranche B of the DIP Credit Facility, the Court, if presented with the issue, should not permit the DIP Lenders, in the present circumstances, to do so.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all covenants under the DIP Credit Facility, as proposed to be amended, the ability to secure new financing adequate to support our remaining businesses if and when we emerge from our Chapter 11 proceedings, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, these unaudited Condensed Consolidated Financial Statements are subject to material uncertainties, and we cannot assure you that Farmland will successfully emerge from bankruptcy proceedings.

(2)     Inventories

Major components of inventories are as follows:

August 31		November 30
2002		2002
(Amounts in Thousands)

Finished and in-process products	$234,056	$226,494
Materials	60,003	61,100
Supplies	43,163	45,575
	$337,222	$333,169

The above table does not include inventories from discontinued operations with a value of $0.1 million at both August 31, 2002 and November 30, 2002.

At November 30, 2002, the carrying value of crude oil and refined petroleum inventories, stated at LIFO cost, was $63.1 million, which is approximately $7.5 million lower than the market value of such inventories.

(3)     Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method is as follows:

	Three Months Ended
	November 30 2001	November 30 2002
	(Amounts in Thousands)

Net sales	$1,391,816	$1,610,066
Net income (loss)	$(2,955)	$(2,385)
Farmland's equity in net income	$1,957	$943

Our investments accounted for by the equity method consist principally of :

.         50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P. (Farmland Hydro sold substantially all of its operating assets during November, 2002), SF Phosphates Limited Company and Farmland MissChem Limited;

.         an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture; and

.         an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products.

At  November 30, 2002, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $84.1 million.

(4)     Goodwill and Other Intangible Assets

Effective September 1, 2002, Farmland adopted SFAS No. 142 "Goodwill and Other Intangible Assets" as it relates to business combinations with non-cooperatives.  With adoption of this standard, goodwill and certain other intangible assets resulting from business combinations with non-cooperatives are no longer being amortized; however, both goodwill and certain other intangible assets are tested annually for impairment.  We did not incur any impairment of goodwill as a result of adoption of SFAS No. 142 for business combinations with non-cooperative companies.  The carrying value of goodwill resulting from business combinations with non-cooperatives was $18.7 million at both August 31, 2002 and November 30, 2002, respectively.  Had this statement been adopted for the three-month period ended November 30, 2001, our net income would have been $3.5 million (excluding $0.3 million amortized for goodwill resulting from business combinations with non-cooperatives).

For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  The carrying value of goodwill resulting from business combinations with cooperatives was $10.2 million and $10.0 million at August 31, 2002 and November 30, 2002, respectively.  Goodwill amortization related to these combinations totaled $0.6 million and $0.2 million during the three-month periods ended November 30, 2001 and 2002, respectively.

The following table displays the carrying values of other intangible assets at August 31, 2002 and November 30, 2002:

	August 31, 2002		November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in Thousands)

Amortized intangible assets:
Software	$72,417	$33,601	$43,020	$16,784
Other	180	120	180	165
	$72,597	$33,721	$43,200	$16,949

Amortization of other intangible assets totaled $1.0 million and $0.6 million during the three-month periods ended November 30, 2001 and 2002, respectively.

During the three month period ended November 30, 2002, we recorded an $11.3 million charge to write-off a portion of our enterprise-wide integrated software system associated with businesses which we intend to sell as part of our bankruptcy proceedings.  This charge is included as part of reorganization expense in our unaudited Condensed Consolidated Statements of Operations ($6.9 million for the crop production segment, $3.5 million for the petroleum segment and $0.9 million for the unallocated corporate segment).

Estimated amortization expense for future fiscal years ending August 31 is:

(Amounts in Thousands)

2003 (remaining 9 months)	$3,922
2004	4,980
2005	4,940
2006	4,744
2007	2,551
2008 and after	5,114
$26,251

(5)     Liabilities Subject to Compromise

As a result of the Chapter 11 filings, substantially all pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed.  These claims are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise.  Pre-petition claims secured by the Debtors' assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay.  Pre-petition secured claims (primarily representing amounts borrowed under the Debtors' Pre-petition Credit Facility) are secured by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.  These secured claims have not been reflected as Liabilities Subject to Compromise.  The Debtors are paying undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of November 30, 2002, the Debtors have Liabilities Subject to Compromise of approximately $885.6 million which include the following:

(Amounts in Thousands)

Accounts payable -- trade	$230,929
Other current liabilities	50,332
Subordinated debt	474,674
Demand loan certificates	12,035
Accrued and accumulated interest on subordinated debt and demand loan securities	81,072
Other borrowings	16,616
Other long-term liabilities	28,781
Less liabilities due to subsidiaries not in reorganization	(8,880)

Liabilities Subject to Compromise	$885,559

Condensed Consolidating Balance Sheet

As of August 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets	$554,725	$295,095	$(50,375)	$799,445
Property, plant and equipment, net	748,024	157,735	-0-	905,759
Other long-term assets	559,274	20,070	(102,905)	476,439

Total assets	$1,862,023	$472,900	$(153,280)	$2,181,643

Current liabilities	$418,182	$197,331	$(42,548)	$572,965
Liabilities subject to compromise	921,518	-0-	(8,631)	912,887
Long-term liabilities	45,720	119,476	(690)	164,506
Deferred income taxes	59,424	(2)	-0-	59,422
Minority owners' equity in subsidiaries	-0-	336	42,217	42,553
Capital shares and equities	417,179	155,759	(143,628)	429,310

Total liabilities and equity	$1,862,023	$472,900	$(153,280)	$2,181,643

Condensed Consolidating Balance Sheet

As of November 30, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets	$602,230	$307,445	$(61,539)	$848,136
Property, plant and equipment, net	315,481	162,334	-0-	477,815
Other long-term assets	505,541	18,818	(93,444)	430,915

Total assets	$1,423,252	$488,597	$(154,983)	$1,756,866

Current liabilities	$434,910	$187,625	$(43,287)	$579,248
Liabilities subject to compromise	894,439	-0-	(8,880)	885,559
Long-term liabilities	42,178	127,819	(590)	169,407
Deferred income taxes	62,671	(5)	-0-	62,666
Minority owners' equity in subsidiaries	-0-	347	47,000	47,347
Net income (loss)	(429,367)	12,510	(222)	(417,079)
Capital shares and equities	418,421	160,301	(149,004)	429,718

Total liabilities and equity	$1,423,252	$488,597	$(154,983)	$1,756,866

Condensed Consolidating Statement of Operations
For the Three Months Ended November 30, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Total sales	$807,308	$866,299	$(18,852)	$1,654,755
Total cost of sales	756,527	839,545	(18,852)	1,577,220
Gross income	$50,781	$26,754	$-0-	$77,535

Restructuring and other credits	$1,736	$-0-	$-0-	$1,736
Reorganization expense	(433,854)	-0-	-0-	(433,854)
Other operating, non-operating and tax expenses	(48,030)	(14,538)	(222)	(62,790)

Income (loss) from continuing operations	$(429,367)	$12,216	$(222)	$(417,373)

Gain on disposal of international grain divisiongrain division	-0-	294	-0-	294

Net income (loss)	$(429,367)	$12,510	$(222)	$(417,079)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended November 30, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Cash flows from operating activities:
Net income (loss)	$(429,367)	$12,510	$(222)	$(417,079)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items, net	411,774	48,453	-0-	460,227
Changes in other assets and liabilities	(9,661)	(52,443)	-0-	(62,104)
Net cash provided by (used in) operating activities	$(27,254)	$8,520	$(222)	$(18,956)

Net cash provided by (used in) investing activities	3,910	(9,544)	-0-	(5,634)

Net cash provided by (used in) financing activities	(1)	24,591	-0-	- 24,590

Net increase (decrease) in cash	$(23,345)	$23,567	$(222)	$-0-

(6)     Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) during the three months ended November 30, 2001 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2001	$(21,436)	$94	$(21,342)
Foreign currency translation adjustment	-0-	6	6
Net (loss) on cash flow hedges, net of tax	(202)	-0-	(202)
Reclassification adjustments, net of tax	9,158	0-	9,158
Balance at November 30, 2001	$(12,480)	$100	$(12,380)

Changes in accumulated other comprehensive income (AOCI) during the three months ended November 30, 2002 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2002	$3,803	$104	$3,907
Foreign currency translation adjustment	-0-	5	5
Net gain on cash flow hedges, net of tax	203	-0-	203
Reclassification adjustments, net of tax	197	-0-	197
Balance at November 30, 2002	$4,203	$109	$4,312

Comprehensive income for the three months ended November 30, 2001 and 2002 is as follows:

	Three Months Ended
	November 30 2001	November 30 2002
	(Amounts in Thousands)

Net income (loss)	$3,249	$(417,079)
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative gains (losses) during period	$(239)	$203
Reclassification adjustment	10,785	(361)
Foreign currency translation adjustment	6	5
Other comprehensive income before tax	$10,552	$(153)
Income tax benefit (expense) related to items of
other comprehensive income	(1,590)	558
Other comprehensive income	$8,962	$405
Comprehensive income (loss)	$12,211	$(416,674)

(7)     Derivative Financial Instruments

Farmland is exposed to market risk, such as changes in commodity prices, currency exchange rates and interest rates.  In Farmland's various production processes, we are subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors.  To manage volatility associated with these exposures, Farmland may enter into various derivative transactions pursuant to our established policies.  Generally, these contracts expire within twelve months, although we may enter into longer term contracts if deemed appropriate.

We account for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.  This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge.  As a result, certain of our segments may hold derivative instruments, such as exchange traded grain, crude oil and live hog and cattle futures, certain natural gas contracts and foreign currency forward positions that we believe provide an economic hedge of future transactions but have not been designated as a hedge.  Gains or losses related to the change in fair value of these derivative instruments are classified as a component of other income (expense).  At November 30, 2002, we recorded receivables of $0.3 million and $7.0 million in other current assets and other long-term assets, respectively, related to unrealized gains on derivative instruments, and we recorded payables of $2.4 million in other current liabilities related to unrealized losses on derivative instruments.

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

In this hedging activity, our objective is to use derivative commodity instruments to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products.  To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk.  The instruments we use may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  The amount of hedge ineffectiveness, which is recognized as a component of other income (expense), was immaterial for the three months ended November 30, 2001 and 2002.

Based on management's assessment of our price risk exposure, we may use derivatives to reduce our exposure to the variability in future cash flows associated with natural gas.  Gains and losses on closed contracts were recorded in AOCI and will be reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold.  We have closed contracts related to each month through December 2003.  As a result, we anticipate that approximately $3.9 million of gains in AOCI as of November 30, 2002 will be reclassified into earnings within the next twelve months.

(8)     Commitments and Contingencies

Farmland has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various National Priority List ("NPL") sites.  In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made.  Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $14.2 million and $20.0 million at November 30, 2002 and August 31, 2002, respectively.  We periodically review and, as appropriate, revise our environmental accruals.  Based on current information and regulator requirements, we believe that the accruals established for environmental expenditures are adequate.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown.  It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and which can be reasonably estimated at November 30, 2002.  In the opinion of management, it is reasonably possible for such additional costs to approximate an additional $8.5 million.

Under the Resource Conservation Recovery Act of 1976 ("RCRA") and under state regulations, Farmland has four closure and six post-closure plans in place for five locations.  Such closure and post-closure costs are estimated to be $10.0 million at November 30, 2002, of which $6.2 million has been accrued (and are in addition to the $14.2 million accrual and the $8.5 million discussed in the prior paragraphs).  Certain environmental claims may be discharged by the Court, including certain amounts accrued at November 30, 2002.

The EPA has issued rules limiting sulfur in gasoline to 30 parts per million and in diesel fuel to 15 parts per million.  The rules affecting gasoline have a January 1, 2004 compliance date.  The EPA has issued Farmland a regulatory extension of the gasoline deadline until January 1, 2008.  Furthermore, Congress is considering legislation which may result in classification of Farmland as a small refiner.  Classification as a small refiner may provide Farmland with greater flexibility in meeting the low sulfur requirements.  The rules affecting diesel fuel have a June 1, 2006 compliance date.  Based on information currently available, we anticipate that, at our Coffeyville, Kansas petroleum refinery, expenditures in the range of approximately $75 million to $85 million will be required to achieve compliance with these rules.  Our ability to make these expenditures is contingent on our ability to successfully implement a plan of reorganization and arrange adequate financing.  There can be no assurance that we will be able to successfully implement a plan of reorganization or, if a plan of reorganization is successfully implemented, that we can arrange adequate financing to fund the capital expenditures necessary to bring the refinery into compliance with the EPA's low sulfur rules.  As set forth in our plan of reorganization filed November 27, 2002, we intend to dispose of our petroleum assets, which consist principally of our Coffeyville, Kansas refinery.  If we are unable to sell the refinery, we will explore all viable options, including additional discussions with the EPA to delay the required implementation date, but ultimately we may determine that we should cease refining operations and close the refinery.

During 2002, Agriliance offset approximately $15 to $20 million of payables due from Agriliance to Farmland against receivables due to Agriliance from Farmland.  We have initiated a legal proceeding to challenge this offset on the grounds that Agriliance:

.         overstated the amounts due from Farmland;

.         did not have the legal right to offset certain amounts due from Farmland against payables due to Farmland; and

.         offset amounts that are in dispute.

Accordingly, we have not recorded the offset in our unaudited Condensed Consolidated Financial Statements, and the unpaid amounts due from and to Agriliance are included in our unaudited Condensed Consolidated Balance Sheets as of November 30, 2002 and August 31, 2002.

As more fully described in Note 1(B) to these unaudited Condensed Consolidated Financial Statements, the Debtors have filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court.  On November 27, 2002, the Debtors filed a joint plan of reorganization with the Court.

The Debtors are currently operating as debtors-in-possession under the supervision of the Court.  As debtors-in-possession, the Debtors, subject to any required court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts prior to the confirmation of a plan of reorganization.  We have estimated and accrued our liability resulting from contracts rejected through November 30, 2002 and this estimated liability, in the amount of $14.2 million, is included in our unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise.

Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and equity holders will be substantially altered.  As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  The bankruptcy proceedings may substantially change the amount and characterization of liabilities currently presented in our unaudited Condensed Consolidated Financial Statements.  The ultimate amount of the allowed claims against the Debtors and the manner in which those claims might be resolved are not presently determinable.

Because of the ongoing nature of the Debtors' Chapter 11 cases, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated our unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

Farmland is involved in various lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our unaudited Condensed Consolidated Financial Statements.

(9)     Restructuring and Other Charges

During fiscal year 2001, Farmland recognized a restructuring reserve as a result of restructuring activities.  During the three months ended November 30, 2002, no additions or adjustments were made to the reserve.  Deductions to the reserve in the amount of $0.4 million relate to a reduction in the accrual for catalyst maintenance at our fertilizer plant in Pollock, Louisiana.  During the three months ended November 30, 2001, adjustments to the reserve reduced the balance by $2.8 million.  The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant in Russell, Kansas.  The sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining idle plant and property.  Deductions to the reserve in the amount of $0.4 million represented severance payments and ongoing maintenance costs associated with the closure of the wheat gluten plant and our Mexico City office.

During the three months ended November 30, 2002, restructuring income of $1.7 million was recorded as a result of the recovery of precious metals contained in our catalyst when equipment was dismantled at our Lawrence, Kansas plant.

As part of the restructuring costs incurred in 2001, we recorded an asset impairment related to the closure of our wheat gluten plant to its estimated net realizable value.  During October 2001, the assets of the plant were sold and a gain in the amount of $3.5 million was recorded, representing the excess of the net proceeds over the plant's estimated net realizable value.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to November 30, 2001:

Type of Cost	Aug 31, 2001 Balance	Additions	Adjustments	Deductions	Nov 30, 2001 Balance
	(Amounts in Thousands)

Employee separations	$1,602	$16	$(228)	$(324)	$1,066
Facility closings	3,830	-0-	(2,598)	(114)	1,118
Other	2,500	-0-	-0-	-0-	2,500
Total	$7,932	$16	$(2,826)	$(438)	$4,684

The following table displays the activity and balances of the restructuring reserve account from August 31, 2002 to November 30, 2002:

Type of Cost	Aug 31, 2002 Balance	Additions	Adjustments	Deductions	Nov 30, 2002 Balance
	(Amounts in Thousands)

Employee separations	$-0-	$-0-	$-0-	$-0-	$-0-
Facility closings	1,238	-0-	-0-	(419)	819
Other	2,150	-0-	-0-	-0-	2,150
Total	$3,388	$-0-	$-0-	$(419)	$2,969

(10)     Other Income

Other income for the three months ended November 30, 2002 included $7.4 million in proceeds received from a settlement related to vitamin supplements and $2.3 million as a result of a refund of improperly assessed ad valorem tax related to natural gas purchases made in prior years.

Other income for the three months ended November 30, 2001 included a gain of $18.0 million recognized on the sale of our equity interest in Country Energy to Cenex Harvest States.

(11)     Reorganization Expense

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as Reorganization expense in our unaudited Condensed Consolidated Statements of Operations.  Reorganization expense for the three months ended November 30, 2002 was as follows:

(Amounts in Thousands)

Impairment of property, plant and equipment, and other assets	$424,517
Legal and professional fees	8,848
Financing fees	35
Severance and employee retention	900
Bankruptcy trustee fees	24
Gain on settlement with customers and vendors	(289)
Gain on sale of property, plant and equipment	(531)
Loss on sale of investments	350
$433,854

(12)     Discontinued Operations

During February 2002 (the "measurement date"), a decision was made to liquidate our international grain trading subsidiaries, Tradigrain.  Tradigrain was acquired in 1993 and provided international grain marketing and brokerage services to our customers.  The formation of ADM/Farmland, our domestic grain relationship, the changing environment which limited the availability of bank credit for trading businesses, and our continuing focus on core businesses were the primary reasons for exiting this business.

The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables and other claims, and the settlement of trade and financing liabilities.  For the three months ended November 30, 2001, the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to reflect Tradigrain as discontinued operations.  For business segment reporting purposes, Tradigrain business results are reported as discontinued operations within the "World Grain" segment.  Proceeds from the liquidation of Tradigrain are being used to pay Tradigrain's operating expenses and to repay Tradigrain's debt obligations.

As of November 30, 2002, management estimates that Tradigrain's liquidation will not result in a loss in a future period.  However, Tradigrain's remaining assets primarily consist of trade and insurance receivables.  Such trade receivables may be difficult to fully collect during the windup of operations.  As a part of our accounting process we have established reserves to reduce these receivables to our best estimate of net realizable value.  The insurance receivables result from soybeans Tradigrain owned which were stored in a warehouse owned by a third party.  These soybeans were misappropriated.  The soybeans were insured and Tradigrain is currently involved in litigation to recover from the insurer the value of the soybeans.  Based on information provided by our legal counsel, we believe Tradigrain has a meritorious case and is more likely than not to recover much of the value of the misappropriated soybeans and/or trading losses.  Furthermore, the length of time required to liquidate our operations could vary from our estimate, which would affect total general and administrative expenses incurred during the liquidation.  If actual events differ from our estimates, there could be a material impact on our results of operations and financial position.

The following tables summarize financial information for Farmland's discontinued operations.

Balance sheet of discontinued operations:

	August 31	November 30
	2002	2002
	(Amounts in Thousands)
Assets

Accounts receivable - trade	$20,756	$13,179
Inventories	104	118
Other current assets	36,304	33,876
Total current assets	$57,164	$47,173

Property, plant and equipment, net	$1,197	$145
Other long-term assets	855	727
Total long-term assets	$2,052	$872

Total assets	$59,216	$48,045

Liabilities

Short-term notes payable	$2,614	$2,180
Accounts payable - trade	13,254	8,854
Other current liabilities (less cash netted against bank overdrafts of $7.0 million at August 31, 2002 and $6.6 million at November 30, 2002) ………………………………………..	19,252	12,618
Total current liabilities	$35,120	$23,652

Intercompany liabilities due to Farmland	11,540	11,544

Total liabilities	$46,660	$35,196

Net assets of discontinued operations	$12,556	$12,849

Net sales and income from discontinued operations:

	Three Months Ended November 30
	2001	2002
	(Amounts in Thousands)

Net sales	$404,290	$177

Pretax income (loss) from discontinued operations	$(2,861)	$150
Income tax benefit	-0-	144
Net income (loss) from discontinued operations	$(2,861)	$294

Cash flows related to discontinued operations:

	Three Months Ended November 30
	2001	2002
	(Amounts in Thousands)
Net cash provided by operating activities	$80,599	$4,845
Net cash provided by investing activities	260	127
Net cash (used in) financing activities	(71,847)	(5,412)
Net increase (decrease) in cash and cash equivalents	$9,012	$(440)
Cash and cash equivalents at beginning of period	8,708	7,014

Cash and cash equivalents at end of period	$17,720	$6,574

(13)     Industry Segment Information

As a result of changing our management structure, effective September 1, 2002, Pork Marketing and Beef Marketing are presented as separate segments rather than as components of the Refrigerated Foods segment.  Segment results for the three months ended November 30, 2001 were reclassified to conform to our current operational structure.

Three months ended
November 30, 2001 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$2,620,222	$-0-	$2,620,222
Transfers between segments	(772,029)	-0-	(772,029)
Net sales	$1,848,193	$-0-	$1,848,193

Income (loss) from continuing operations	$21,052	$(14,942)	$6,110

Loss from discontinued operations, net of income tax benefit	(2,861)	-0-	(2,861)

Net income (loss)	$18,191	$(14,942)	$3,249

Goodwill	$30,760	$21,848	$52,608

Total assets	$2,330,451	$288,967	$2,619,418

Three months ended
November 30, 2002 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$1,884,039	$-0-	$1,884,039
Transfers between segments	(229,284)	-0-	(229,284)
Net sales	$1,654,755	$-0-	$1,654,755

Income (loss) from continuing operations before reorganization expense	$17,811	$(1,330)	$16,481

Reorganization expense	(422,845)	(11,009)	(433,854)

Income (loss) from continuing operations	$(405,034)	$(12,339)	$(417,373)

Income from discontinued operations, net of income tax benefit	294	-0-	294

Net income (loss)	$(404,740)	$(12,339)	$417,079

Goodwill	$28,740	$-0-	$28,740

Total assets	$1,545,747	$211,119	$1,756,866

Three months ended
November 30, 2001 (Page 2 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$169,623	$387,591	$-0-	$539,173	$1,096,387
Transfers between segments	(2,822)	(5,251)	-0-	(512,702)	(520,775)
Net sales	$166,801	$382,340	$-0-	$26,471	$575,612

Income (loss) from continuing operations	$(42,061)	$35,237	$614	$7,270	$1,060

Loss from discontinued operations, net of income tax benefit	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$(42,061)	$35,237	$614	$7,270	$1,060

Goodwill	$-0-	$-0-	$-0-	$-0-	$-0-

Total assets	$670,025	$399,064	$57,066	$50,010	$1,176,165

Three months ended
November 30, 2002 (Page 2 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$147,746	$256,839	$-0-	$5,617	$410,202
Transfers between segments	(1,583)	(1,231)	-0-	-0-	(2,814)
Net sales	$146,163	$255,608	$-0-	$5,617	$407,388

Income (loss) from continuing operations before reorganization expense	$(10,657)	$(1,219)	$8,082	$(1,063)	$(4,857)

Reorganization (expense)	(275,679)	(147,754)	-0-	297	(423,136)

Income (loss) from continuing operations	$(286,336)	$(148,973)	$8,082	$(766)	$(427,993)

Income from discontinued operations, net of income tax benefit	-0-	-0-	-0-	-0-	-0-

Net income (loss)	$(286,336)	$(148,973)	$8,082	$(766)	$(427,993)

Goodwill	$-0-	$-0-	$-0-	$-0-	$-0-

Total assets	$455,348	$119,145	$59,489	$14,580	$648,562

Three months ended
November 30, 2001 (Page 3 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$690,843	$830,407	$2,585	$1,523,835
Transfers between segments	(235,713)	(15,541)	-0-	(251,254)
Net sales	$455,130	$814,866	$2,585	$1,272,581

Income (loss) from continuing operations	$10,073	$11,387	$(1,468)	$19,992

Loss from discontinued operations, net of income tax benefit	-0-	-0-	(2,861)	(2,861)

Net income (loss)	$10,073	$11,387	$(4,329)	$17,131

Goodwill	$2,859	$16,638	$11,263	$30,760

Total assets	$434,912	$388,371	$331,003	$1,154,286

Three months ended
November 30, 2002 (Page 3 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$606,139	$867,698	$-0-	$1,473,837
Transfers between segments	(207,620)	(18,850)	-0-	(226,470)
Net sales	$398,519	$848,848	$-0-	$1,247,367

Income (loss) from continuing operations before reorganization expense	$11,252	$11,943	$(527)	$22,668

Reorganization (expense)	279	-0-	12	291

Income (loss) from continuing operations	$11,531	$11,943	$(515)	$22,959

Income from discontinued operations, net of income tax benefit	-0-	-0-	294	294

Net income (loss)	$11,531	$11,943	$(221)	$23,253

Goodwill	$2,767	$15,889	$10,084	$28,740

Total assets	$387,609	$416,345	$93,231	$897,185

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland's Annual Report on Form 10-K for the year ended August 31, 2002.

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

On June 4, 2002, the Court appointed a committee to represent the interests of unsecured creditors (the "Creditors' Committee") and a committee to represent the interests of unsecured bondholders (the "Bondholders' Committee").  The Creditors' Committee and the Bondholders' Committee are comprised of representatives of the Debtors' unsecured creditors and unsecured bondholders, respectively.  Both committees review and gather information about the Debtors' financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of each committee, including fees for attorneys and other professionals, to the extent allowed by the Court.

Subsequent to the Petition Date, the Court approved the Debtors' request to enter into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtors-in-possession financing ("the DIP Credit Facility").  The DIP Credit Facility partially replaced a five-year $500 million credit facility entered into with a syndicate of banks on February 7, 2002 (the "Pre-petition Credit Facility").

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts prior to the confirmation of a plan of reorganization.  Damages related to rejected contracts are a pre-petition claim.  We have estimated and accrued our liability resulting from contracts rejected through November 30, 2002  and this estimated liability, in the amount of $14.2 million, is included in our unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise.

As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  The Court  set January 10, 2003 (the "Bar Date"), as the date by  which creditors were required to  file proof of claims against the Debtors.  At this time, the ultimate amount of claims that will be allowed by the Court is not determinable.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors' liabilities and equity interests would be restructured.  This plan of reorganization identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and do not have a right to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes include holders of unsecured demand loan certificates and holders of unsecured subordinated debenture bonds, as well as general unsecured creditors of the Debtors.  The equity interests in Farmland, including its preferred stock interests, are also impaired.  As a general matter, each impaired class is entitled to vote as a class to accept or reject the plan of reorganization.  Although management filed a plan of reorganization, there can be no assurance at this time whether it will be contested by any impaired class or whether it will be approved or confirmed by the Court.

As a part of the bankruptcy process, we are required to file a disclosure statement with the Court.  The disclosure statement will provide all creditor classes with information regarding our proposed reorganization, including identification of assets we intend to sell and estimated cash proceeds from those sales.  Currently, the Court is considering our motion to postpone the date by which we must file our disclosure statement from January 15, 2003 to March 31, 2003.  Once the disclosure statement is deemed adequate by the Court, the disclosure statement will be submitted to the various impaired classes, and the plan of reorganization will be voted on by those classes.

The plan of reorganization, as filed, in effect contemplates either that the Debtors will reorganize around our pork and beef marketing businesses, with other assets being sold, or that the Debtors will sell all or substantially all of their assets.  The plan of reorganization also provides for the payment of obligations under the DIP Credit Facility and certain pre-petition liabilities under a prior bank credit agreement in full in cash on the effective date of the plan of reorganization.  As to various impaired classes, including the classes pertaining to the holders of our demand loan certificates and our subordinated debenture bonds, as well as our general unsecured creditors, the plan provides that these classes will receive cash and/or securities of the reorganized entity.  The amounts to be received by any particular class are subject to further negotiation and will depend, in part, on the amounts we realize from potential sales of assets.  As a result, we will need to amend the plan of reorganization before it is confirmed.  The plan of reorganization, if accepted and confirmed, will substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited Condensed Consolidated Financial Statements.

As provided in the DIP Credit Facility, under certain circumstances it is an event of default if the Debtors fail to file a plan of reorganization approved by all lenders under the DIP Credit Facility (the "DIP Lenders") (such approval not to be unreasonably withheld) by November 27, 2002.  Farmland believes, based on consultation with counsel, that the plan of reorganization, as filed on November 27, 2002, satisfies the requirements of the DIP Credit Facility.  Subsequent to November 30, 2002, the DIP Lenders asserted that the plan of reorganization, as filed, did not satisfy the requirements of the DIP Credit Facility.  Concurrent with this assertion, the DIP Lenders notified Farmland that the DIP Lenders were terminating the $25.0 million Tranche A loan commitment under the DIP Credit Facility and were increasing, by 200 basis points, the interest rate charged to Farmland on borrowings outstanding under the DIP Credit Facility.  As a result of the assertion by the DIP Lenders that an event of default exists as described in the preceding paragraph, Farmland entered into an amendment to the DIP Credit Facility on January 8, 2003 (the "DIP Amendment") in order to resolve issues surrounding the alleged event of default by the DIP Lenders and modify certain other terms of the agreement.  The effectiveness of the amendment requires approval of the Court, which Farmland is in the process of seeking.  See "Financial Condition, Liquidity and Capital Resources" for additional discussion regarding the DIP Amendment.

In the event that the Court does not approve the DIP Amendment, Farmland continues to believe that the plan of reorganization satisfies the requirements of the DIP Credit Facility as the plan of reorganization, among other things, provides that the DIP Lenders will be paid in full in cash on or before the effective date of the plan of reorganization, which will be prior to the termination date of the DIP Credit Facility.  Since, as described in the plan of reorganization, the DIP Lenders are unimpaired, the DIP Lenders will not be offered the opportunity to vote on the plan of reorganization.  Based on consultation with counsel, Farmland believes that, absent Court approval of the DIP Amendment, if the DIP Lenders were to attempt to declare all unpaid loans and accrued interest under the DIP Credit Facility to be due and payable, or if the DIP Lenders were to seek to terminate their obligation to make future loans under Tranche B of the DIP Credit Facility, the Court, if presented with the issue, should not permit the DIP Lenders, in the present circumstances, to do so.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all covenants under the DIP Credit Facility, as proposed to be amended, the ability to secure new financing adequate to support our remaining businesses if and when we emerge from our Chapter 11 proceedings, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying unaudited Condensed Consolidated Financial Statements are subject to material uncertainties, and we cannot assure you that Farmland will successfully emerge from bankruptcy proceedings.

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

                Crop Production Nitrogen Assets

Subsequent to August 31, 2002, the Board authorized management to initiate a bid process for our crop production nitrogen assets, but did not commit to a plan to sell the assets.   During mid-November 2002, we received various bids to purchase our crop production nitrogen assets.  Management is currently evaluating the bids and, following negotiations regarding terms and conditions, will determine which, if any, bid or bids to recommend to the Board.  The Board will determine whether to:

  direct management to work with one or more bidders to restructure the bid or bids;

  reject the bid or bids;

  pursue another alternative; or

  approve the acceptance of a bid or bids and commit to a plan to gain Court approval to sell our crop production assets.

In our plan of reorganization, filed November 27, 2002, we stated our intent to dispose of our crop production assets.  Despite this stated intent, these assets are not classified as held for sale as, ultimately, any disposition must be approved by the Court and, to date, the Court has not approved such disposition. As a result, as of November 30, 2002, our crop production assets were classified as held for operations.  Since during the first quarter we determined that it was more likely than not that our crop production assets would be disposed of,  those assets were tested for impairment at November 30, 2002 pursuant to SFAS No. 144 using projected undiscounted cash flows based on management's best assumptions regarding the use and eventual disposition of these assets.  Based on these tests and our assumptions and determinations as of November 30, 2002, these assets were impaired at November 30, 2002.   Using management's best estimate as of  November 30, 2002, it appears that the estimated fair value we will receive on disposition of these assets exceeds the carrying value of these assets by approximately $275.9 million.  Since the ultimate proceeds from disposition of these assets will result from a bidding and auction process conducted in our bankruptcy proceedings, the ultimate loss may differ from the amount recognized at November 30, 2002.  This estimated loss  is included in reorganization expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

                Petroleum Assets

Subsequent to August 31, 2002, the Board authorized management to initiate a bid process for our petroleum assets, but did not commit to a plan to sell the assets.  Subsequent to August 31, 2002, we received letters of interest to purchase our petroleum assets.  Management is currently evaluating the bids and, following negotiations regarding terms and conditions, will determine which, if any, bid or bids to recommend to the Board.  The Board will determine whether to:

  direct management to work with one or more bidders to restructure the bid or bids;

  reject the bid or bids;

  pursue another alternative; or

  approve the acceptance of a bid or bids and commit to a plan to gain Court approval to sell our petroleum assets.

In our plan of reorganization, filed November 27, 2002, we stated our intent to dispose of our petroleum assets.  Despite this stated intent, these assets are not classified as held for sale as, ultimately, any disposition must be approved by the Court and, to date, the Court has not approved such disposition. As a result, as of November 30, 2002, our petroleum assets were classified as held for operations.  Since during the first quarter we determined that it was more likely than not that our petroleum assets would disposed of, those assets were tested for impairment at November 30, 2002 pursuant to SFAS No. 144 using projected undisscounted cash flows based on management's best assumptions regarding the use and eventual disposition of these assets.   Based on these tests and our assumptions and determinations as of November 30, 2002, these assets were impaired at November 30, 2002.  Using management's best estimate as of November 30, 2002, it appears that the estimated fair value we will receive on disposition of these assets exceeds the carrying value of these assets by approximately $147.7 million.  Since the ultimate proceeds from disposition of these assets will result from a bidding and auction process conducted in our bankruptcy proceedings, the ultimate loss may differ from the amount recognized at November 30, 2002.  This estimated loss is included in reorganization expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

               North America Grain Assets

Our Board of Directors has authorized management to negotiate the possible sale of substantially all of our North America Grain assets.  These assets are currently leased to ADM/Farmland, a subsidiary of the Archer Daniels Midland Company ("ADM").  Farmland receives 50% of the earnings or losses of the ADM/Farmland unit as a component of the lease

As of November 30, 2002, our grain assets were classified as held for operations.  Consistent with this classification, the assets were tested for impairment at August 31, 2002 using projected undiscounted cash flows.  Based on this test, the grain assets were not impaired at August 31, 2002.

              Protein Assets

As part of the reorganization process, Farmland has a responsibility to consider whether it would be in the best interest of the unsecured creditors, unsecured bondholders, and other stakeholders to retain or to sell part or all of our protein assets, including Farmland Foods, Inc., Livestock Production and our investment in Farmland National Beef Packing Company.  To help us determine the course of action that will provide the most benefit to our unsecured creditors, unsecured bondholders, and other stakeholders, Farmland requested, and has received, Court approval to enter into a contract with Trinity Capital to provide strategic and financial advisory and consulting services in connection with our evaluation of our Farmland Foods and Livestock Production assets.  We anticipate amending our plan of reorganization to reflect that, in connection with our DIP Amendment, we have established a process for selling our beef marketing business, and this process includes certain milestone dates.  See "Financial Condition, Liquidity and Capital Resources" for additional information regarding the proposed DIP Amendment.  If we are able to pay, in full, our DIP Lenders prior to the date we would otherwise be required to sell our beef marketing business, we will not have any obligation to sell a part or all of our beef marketing business.

Critical Accounting Policies

The unaudited Condensed Consolidated Financial Statements of Farmland are prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  These critical accounting policies are identified and described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" included in our Annual Report on Form 10-K for the year ended August 31, 2002.

One of the identified critical accounting policies disclosed our method for valuing long-lived and intangible assets, including goodwill.  This policy has been modified as a result of the adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", on September 1, 2002.  Application of SFAS No. 144 requires management to make various estimates, including estimates as to the fair value of long-lived assets.  While all such estimates by management have been in good faith, actual results will differ from management's estimates.  See   "Recent Developments - Disposition of Assets" for further information regarding application of SFAS No. 144.

Contractual Obligations

Farmland's contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in millions)

Long-term debt including capital leases	$471.3	$322.1	$46.3	$71.2	$31.7
Liabilities subject to compromise(1)	885.6	N/A	N/A	N/A	N/A
Operating leases(2)	126.2	24.2	40.6	22.9	38.5
Take or pay contracts	154.8	33.0	59.4	44.5	17.9
Forward purchase obligation (3)	1,671.1	404.5	619.8	476.7	170.1
Purchase option for Enid, Oklahoma nitrogen facilities	25.5	25.5	-0-	-0-	-0-
Total contractual obligations	$3,334.5	$809.3	$766.1	$615.3	$258.2

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

(3)   The forward purchase contracts are for a commodity and have variable pricing.  The contractual obligation was calculated using a five year historical average price.  We also have contracts to take, at variable formula prices, the output of our SF Phosphates and Farmland MissChem joint ventures.  As the output is not controlled by Farmland, we have not included future purchases from these ventures in this table.  During the year ended August 31, 2002, we purchased 423,000 tons at a cost of $80.5 million from these ventures.

Farmland also has contingent liabilities and commitments that are not reflected in our unaudited Condensed Consolidated Balance Sheets.  These contingent liabilities and commitments primarily include the following:

  letters of credit of $48.4 million (including $22.5 million which is nonrecourse to Farmland and Farmland's other affiliates) outstanding as of November 30, 2002;

  Tradigrain has guarantees with banks of $2.2 million as of November 30, 2002, which are nonrecourse to Farmland and Farmland's other affiliates;

  certain environmental matters that are in preliminary stages and the timing and extent of actions which governmental authorities may ultimately require are unknown, but it is reasonably possible that such liabilities could exceed the liability accrued at November 30, 2002 by approximately $8.5 million;

     an estimated $3.8 million of unaccrued costs relating to closure and post-closure plans in place for five locations; and

  the total damages related to rejected operating leases will ultimately depend on the number of operating leases rejected, the total value of future payments related to those rejected leases, the contract language of each lease and the ability of the lessor to mitigate damages.

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

Farmland has historically maintained two primary sources for debt capital: (1) bank lines of credit and (2) a historically substantially continuous but now suspended public offering of its subordinated debt and demand loan securities.

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

As of November 30, 2002, the $306.0 million DIP Credit Facility was comprised of two separate commitments: a $25.0 million Tranche A commitment and a $281.0 million Tranche B commitment.  The Tranche A commitment was intended to be a "backstop" to be used only if we needed to issue new letters of credit or we had exhausted our borrowing capacity under Tranche B as determined periodically, as described below, by a borrowing base calculation based on collateral values.  Since inception of the DIP Credit Facility, Farmland has not had to utilize Tranche A for any borrowings under the DIP Credit Facility.  Our ability to borrow under Tranche B of the DIP Credit Facility is limited by several factors, including:

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

As provided in the DIP Credit Facility  under certain circumstances it is an event of default if the Debtors fail to file a plan of reorganization approved by all DIP Lenders (such approval not to be unreasonably withheld) by November 27, 2002.  Farmland believes, based on consultation with counsel, that the plan of reorganization, as filed on November 27, 2002, satisfies the requirements of the DIP Credit Facility.  Subsequent to November 30, 2002, the DIP Lenders asserted that the plan of reorganization, as filed, did not satisfy the requirements of the DIP Credit Facility.  Concurrent with this assertion, the DIP Lenders notified Farmland that the DIP Lenders were terminating  the $25.0 million Tranche A loan commitment under the   DIP Credit Facility and were increasing  by 200 basis points, the interest rate charged on borrowings outstanding under the DIP Credit Facility.  The right of the DIP Credit Facility to charge this higher rate is unresolved and may be contested by Farmland.  Farmland entered into an amendment to the DIP Credit Facility on January 8, 2003 (the "DIP Amendment") in order to resolve issues surrounding the alleged event of default by the DIP Lenders and to modify certain other terms of the agreement.  The effectiveness of the amendment requires approval of the Court, which Farmland is in the process of seeking.

The DIP Amendment, if approved by the Court, requires Farmland to, among other things:

  eliminate the Tranche A commitment as of December 9, 2002;

  reduce the Tranche B commitment by $20 million to $256.5 million upon the effectiveness of the DIP Amendment;

  require prepayment of at least $40 million by February 28, 2003 and an additional $10 million by March 31, 2003 of loans under the DIP Credit Facility or the Pre-petition Credit Facility;

  establish milestones relating to the progress of the sales of our crop production and beef marketing businesses;

  permit us to issue new letters of credit under the Tranche B commitment;

  waive the alleged event of default relating to our plan of reorganization; and

  limit the default interest charge based on the alleged event of default to the period from December 9, 2002 until the effectiveness of the DIP Amendment.

The DIP Amendment, if approved by the Court, eliminates the requirement by Farmland to file a plan of reorganization approved by all DIP Lenders and eliminates the requirement that the auditors' report covering Farmland's Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern.

If the Court does not approve the DIP Amendment, Farmland continues to believe that the plan of reorganization satisfies the requirements of the DIP Credit Facility as the plan of reorganization, among other things, provides that the DIP Lenders will be paid in full in cash on or before the effective date of the plan of reorganization, which will be prior to the termination date of the DIP Credit Facility.  Since, as described in the plan of reorganization, the DIP Lenders are unimpaired, the DIP Lenders will not be offered the opportunity to vote on the plan of reorganization.  Based on consultation with counsel, Farmland believes that, absent Court approval of the DIP Amendment, if the DIP Lenders were to attempt to declare all unpaid loans and accrued interest under the DIP Credit Facility to be due and payable, or if the DIP Lenders were to seek to terminate their obligation to make future loans under Tranche B of the DIP Credit Facility, the Court, if presented with the issue, should not permit the DIP Lenders, in the present circumstances, to do so.

As discussed above, at November 30, 2002, we believe we were in compliance with all financial covenants, terms, and conditions of the DIP Credit Facility; although the DIP Lenders have asserted that the plan of reorganization, as filed, did not satisfy the requirements of the DIP Credit Facility.

Interest on the DIP Credit Facility is variable and, through November 30, 2002, was based on a 2.50% spread over the higher of (1) the Prime Rate or (2) the rate which is 50 basis points in excess of the Federal Funds Effective Rate, as such terms are defined in the DIP Credit Facility.  As of November 30, 2002, the higher rate, as so determined, was 6.75%.  Through November 30, 2002, commitment fees of up to 100 basis points per annum were paid periodically on the unused portion of Tranche A of the DIP Credit Facility.

As of November 30, 2002, Farmland had borrowings under the DIP Credit Facility of $175.0 million, and $25.9 million of the facility was being utilized to support letters of credits.  As calculated at November 30, 2002 and January 5, 2003, additional availability under the DIP Credit Facility was approximately $25.9 million and $20.9 million, respectively.  Management believes that our borrowing capacity under the DIP Credit Facility, as proposed to be modified by the DIP Amendment, is adequate to enable us to continue operations under the supervision of the Court.

As of November 30, 2002, $130.7 million of the pre-petition term loan remains outstanding and accrues interest at a rate of 4% over the base rate (8.25% at November 30, 2002).  Farmland does not pay any commitment fees related to the pre-petition term loan.  All other obligations under the Pre-petition Credit Facility were paid from the proceeds of the DIP Credit Facility or have otherwise been satisfied.

In August 2001, Farmland National Beef Packing Company, L.P. ("FNBPC") established a five year, $225 million credit facility with a syndicate of banks.  This facility provides for a line of credit for up to $100 million, and a term loan of $125 million, both of which are nonrecourse to Farmland.  Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants.  FNBPC was in compliance with all covenants at November 30, 2002.  At November 30, 2002 FNBPC had borrowings of $120.5 million, and $20.0 million of the facility was being utilized to support letters of credit.  At November 30, 2002, availability under the line of credit was approximately $68.9 million.  FNBPC is not a Debtor entity and has continued normal operations.

During February 2002, a decision was made to dispose of our international grain trading subsidiaries (collectively referred to as Tradigrain), through an orderly liquidation of assets and settlement of liabilities.  The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables, and the settlement of trade and financing liabilities.  Our Switzerland subsidiary, which held the primary credit facility to fund the operations of all Tradigrain subsidiaries, filed for creditor protection at that time and all unused lines of credit were rescinded.  Continuing financing is negotiated with the banks on an as needed basis.  As of November 30, 2002, Tradigrain had short-term borrowings of $2.2 million and additionally had $8.7 million of outstanding checks and drafts which will be funded by the banks.  All obligations of Tradigrain are nonrecourse to Farmland and Farmland's other affiliates.

Farmland maintains other borrowing arrangements with banks and financial institutions. Under such arrangements, at November 30, 2002, $3.5 million was borrowed and an additional $2.6 million were being utilized to support letters of credit, which are nonrecourse to Farmland.

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

For the three months ended November 30, 2002, Farmland primary sources of cash were:

.         cash generated from operations, before reorganization expenses and changes in assets and liabilities, of $43.6 million; and

  an increase in checks and drafts outstanding of $17.1 million.

Cash generated was primarily used to:

  support a $31.4 million increase in receivables, primarily related to our beef marketing business;

  pay reorganization costs, primarily professional fees, of $9.8 million; and

  fund $16.1 million in capital expenditures, primarily related to our beef marketing business.

Results of Operations

     General

In view of the seasonality of Farmland's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

Farmland's sales, gross margins and net income or loss depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, currency fluctuations, tariffs, concerns over food safety, and other factors affecting United States imports and exports.  In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables, such as general economic conditions, conditions in financial markers, embargoes, political instabilities, terrorist activities, local conflicts and other incidents affect, among other things, the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland's operations.  Historically, charges in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.  For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports.  Also, for example changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.  Management cannot determine the extent to which these factors may impact our future operations.

The level of operating income in the crop production, petroleum, pork and beef businesses is, to a significant degree, attributable to the spread between selling prices and raw material costs (natural gas in the case of nitrogen-based crop nutrients, crude oil in the case of petroleum products, live hogs in the case of pork products, and live cattle in the case beef products).  We cannot determine the direction or magnitude to which these factors will affect our cash flow and net income or loss.

Results of Operations for Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001.

Sales for the three months ended November 30, 2002 decreased approximately $193.4 million, or 10%, compared with the same period last year.  This decrease is primarily due to a decrease in sales recorded by our petroleum segment as we no longer market product to retailers.

For the three months ended November 30, 2002, we had a net loss of $417.1 million compared with a net income of $3.2 million for the same period last year.  The decrease is primarily related to reorganization expense of $433.9 million incurred in the three months ended November 30, 2002, primarily resulting from the impairment of our crop production and petroleum assets, and a decline in our petroleum segment results before reorganization expense.  This decrease is partially offset by an improvement in the crop production segments operating results before the reorganization charge, a partial settlement of vitamin supplement litigation included in the feed segment results and a decrease in interest expense primarily as a result of discontinuing interest accruals on certain unsecured debt.

     Pork Marketing

Sales of the pork marketing segment decreased $56.6 million, or 12%, during the three months ended November 30, 2002 compared with the same period last year.  The decrease was primarily due to an approximate 14% decrease in unit selling price partially offset by an approximate 2% increase in unit sales volume.  Unit selling prices declined primarily as a result of competing proteins on the domestic market due to the Russian import ban on poultry products.

Income in the pork marketing segment increased by $1.5 million, or approximately 14% during the three months ended November 30, 2002 to an income of $11.5 million compared to an income of $10.0 million in the same period last year.  Significant factors which caused the income of the pork marketing segment to increase for the three months ended November 30, 2002 compared with the prior year included:

.         margins increased $0.5 million primarily as a result of an increase in slaughter levels and a decrease in hogs costs, partly offset by a decrease in per             unit selling price;

.         Selling, general, and administrative ("SG&A") expenses decreased $0.8 million primarily due to the reduction in work force in fiscal 2002; and

.         interest expense decreased $3.1 million primarily due to discontinuing interest on certain pre-petition debt and lower inventory levels.

These factors were partially offset by:

.         during the three months ended November 30, 2002, we realized a loss of $0.4 million on the sale of cull sows in the livestock production area              because the market was lower in 2002 compared to 2001; and

.         during the three months ended November 30, 2002, we incurred losses from derivative commodity instruments of $1.2 million compared with a gain             of $0.9 million during the same period last year.

     Beef Marketing

Sales of the beef marketing segment increased $34.0 million, or 4%, during the three months ended November 30, 2002 compared with the same period last year.  The increase was primarily due to an approximate 7% increase in unit sales volume partially offset by an approximate 3% decrease in unit selling price.  The increase in unit sales volume was primarily due to an increase in the number of cattle slaughtered and fabricated as a result of improved operational efficiencies.  Unit selling prices declined primarily as a result of abundant supplies of competing proteins.

Income in the beef marketing segment increased by $0.6 million, or approximately 5% during the three months ended November 30, 2002 to an income of $11.9 million compared to an income of $11.3 million in the same period last year.  Both sales dollars per head and variable costs per head during the three months ended November 30, 2002 were comparable to the revenues and costs during the three months ended November 30, 2001, resulting in a consistent gross margin.

     World Grain

Our world grain segment incurred a loss of $0.2 million for the three months ended November 30, 2002 compared with a loss of $4.3 million in the same period last year.  This change is primarily attributable to our discontinued international grain operations which during the three months ended November 30, 2001, incurred a loss primarily due to low gross margins on barley, sugar and freight combined with an increase in bad debt expense.

     Crop Production

Sales of the crop production segment decreased $20.6 million, or 12%, during the three months ended November 30, 2002 compared with the same period last year.  The decrease was primarily due to a 9% decrease in unit sales volume combined with a 4% decrease in average unit selling price.  The decrease in unit sales volume is primarily due to a 38% decrease in phosphate-based plant food sales resulting from the sale of our Joplin, Missouri phosphate plant during February 2002 and the sale by Farmland Hydro of substantially all the assets of Farmland Hydro to Cargill Fertilizer, Inc. during November 2002.

The crop production segment incurred a loss of $286.3 million for the three months ended November 30, 2002 compared with a loss of $42.1 million for the same period last year.  This $244.2 million decrease is primarily attributable to:

.         during the three months ended November 30, 2002, we incurred reorganization expense of $275.7 million primarily as a result of the impairment            charge recorded against certain long-lived assets;

.         during the three months ended November 30, 2001, we were working off relatively high cost inventories at the same time as average unit selling prices             were declining; as a result, margins increased $17.4 million in the current period compared with the same period last year;

.         interest expense decreased $6.4 million primarily due to discontinuing interest on certain pre-petition debt and lower inventory levels; and

.         other income increased $4.7 million primarily as a result of a refund of improperly assessed ad valorem tax related to natural gas purchases made in            prior years; and

.         during the three months ended November 30, 2002 we recognized a gain of $1.7 million in restructuring and other credits from the recovery of             precious metals contained in our catalyst following the closure of our Lawrence, Kansas plant.

     Petroleum

Sales of the petroleum segment decreased $126.7 million, or approximately 33%, for the three months ended November 30, 2002 compared with the same period last year.  The decrease was primarily the result of a 26% decrease in refined fuels units sold; offset by slightly higher unit selling prices for gasoline, distillates and diesel fuels; and a 92% decrease in units sold for propane. The increase in unit prices for refined fuels was a result of a stronger demand for gasoline and distillates compared to the previous year.  The lower demand last year was primarily a result of the September 11th terrorist attacks.  The decrease in unit sales is primarily a result of the sale of our equity interest in Country Energy and the impact it had on our sales mix.  During the three months ended November 30, 2001, our sales included 41% of all product sold through our agent, Country Energy.  These sales arranged by Country Energy were derived from Cenex Harvest States' portion of the output of the NCRA refinery at McPherson, Kansas, the output of Cenex Harvest States' refinery at Laurel, Montana, the output of Farmland's refinery at Coffeyville, Kansas, sales of gasoline and distillates purchased from third parties for resale, and sales of wholesale propane, lubricants and petroleum equipment.  During the three months ended November 30, 2002, our petroleum sales consisted of 100% of the output of our Coffeyville, Kansas refinery, and we no longer participated in sales related to the refineries at McPherson, Kansas or Laurel, Montana; in the resale of petroleum products to third parties; or in the selling of wholesale propane, lubricants and petroleum equipment.

The petroleum segment incurred a loss of $149.0 million during the three months ended November 30, 2002, compared with income of $35.2 million for the same period last year. This $184.2 million decrease is primarily attributable to:

.         during the three months ended November 30, 2002, we incurred reorganization expense of $147.8 million primarily as a result of the impairment             charge recorded against certain long-lived assets;

.         during the three months ended November 30, 2002 as compared to the same period last year margins decreased by $24.5 million primarily due to the             narrowing of the spread between crude oil costs and refined fuel selling prices;  crack spreads for the prior year were very high in the month of             September 2001 due to low inventories; and

.         the results for the three months ended November 30, 2001 include an $18.0 million gain on the sale of our interest in Country Energy.

These factors were partly offset by:

.         during the three months ended November 30, 2002 as compared to the same period last year SG&A expenses decreased $4.8 million primarily as a             result of exiting the petroleum marketing business.

     Feed

Income for the feed segment increased from $0.6 million during the three months ended November 30, 2001 to $8.1 million during the three months ended November 30, 2002.  The increase primarily resulted from $7.4 million in proceeds received during the three months ended November 30, 2002 from a settlement related to vitamin supplements.

     Other Operating Units

The other operating units segment incurred a loss of $0.8 million during the three months ended November 30, 2002, an $8.1 million decrease as compared to income of $7.3 million in the same period last year.  The decrease in income was primarily the result of a $6.2 million gain realized on the sale of our wheat gluten production facility last year.

     Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense decreased $20.1 million for the three months ended November 30, 2002 compared with the same period last year.  SG&A expense directly associated with business segments decreased $11.8 million, primarily as a result of completing the transition of our grain operations to ADM/Farmland, the sale of Country Energy, and the closing of certain businesses included in our other operating units segment.  SG&A expense not directly associated with business segments decreased $8.3 million for the three months ended November 30, 2002 compared with the same period last year.  This decrease is primarily related to a reduction in employee related costs, information services costs and financial advisory fees subsequent to our bankruptcy filing.

     Restructuring and Other Charges

During the three months ended November 30, 2002, we recorded no adjustments to the reserve created in previous years for restructuring activities.  Deductions to the reserve in the amount of $0.4 million relate to a reduction in the accrual for catalyst maintenance at our fertilizer plant in Pollock, Louisiana.  During the three months ended November 30, 2001, we recorded adjustments in the amount of $2.8 million to the reserve created during the prior year for restructuring activities.  The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant in Russell, Kansas.  This sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining idle plant and property.  During the three months ended November 30, 2002, restructuring income of $1.7 million was recorded as a result of the recovery of precious metals contained in our catalyst when equipment was dismantled at our Lawrence, Kansas plant.  As a part of the restructuring costs incurred in fiscal year 2001, we recorded an asset impairment related to the closure of our wheat gluten plant to its estimated net realizable value.  During October 2001, the assets of the plant were sold and a gain in the amount of $3.5 million was recorded representing the excess of the net proceeds over the plant's estimated net realizable value.  See Note 9 "Restructuring and Other Charges" in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

     Interest Expense

Interest expense from continuing operations decreased $16.0 million during the three months ended November 30, 2002 compared with the same period last year.  Interest expense directly charged to the business segments decreased $12.9 million.  The decrease in interest expense is primarily a result of the following:

.         due to our bankruptcy, we discontinued accruing interest on certain unsecured debt, primarily subordinated debt securities, resulting in $13.1 million             decrease in interest expense; and

.         interest expense from other borrowings decreased $2.9 million as a result of a decrease in both average borrowings and our average borrowing rate.

     Other  Income

Other income decreased $10.3 million for the three months ended November 30, 2002 compared with the same period last year.  Other income directly associated with business segments decreased $9.5 million primarily as the result of an $18.0 million gain on the sale of Country Energy during the three months ended November 30, 2001, partly offset by a $7.4 million gain related to a feed vitamin supplement partial settlement recognized during the three months ended November 30, 2002.  Other income not directly associated with business segments decreased $0.8 million for the three months ended November 30, 2002 compared with the same period last year.

     Reorganization Expense

Reorganization expense of $433.9 million during the three months ended November 30, 2002 consisted of costs associated with the Chapter 11 proceedings that are not directly attributable to the on-going operations of Farmland.  Such costs include $424.5 million from the impairment of certain long-lived assets, $8.8 million for professional fees, $0.9 million for employee severance and retention, and a $0.4 million loss on the sale of investments.  These costs are partially offset by a $0.3 million gain on settlement with vendors and a $0.5 million gain on the disposal of property, plant and equipment.  See Note 11 "Reorganization expense" in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

     Income Tax Expense

During the year ended August 31, 2002, management concluded that it was more likely than not that we would be unable to utilize a substantial portion of our net operating loss carryforward.  Accordingly, we established a valuation allowance to reduce the income tax asset related to the future benefit to be provided by our net loss operating carryforward to an amount equal to our future liability related to our net income tax timing differences  Management estimates that our effective tax rate for the year ending August 31, 2003 will be 0% as:

.         if we have net income for the  year ending August 31, 2003, any related tax expense will be offset by a reduction in our valuation allowance; and

.         if we have a net loss for the year ending August 31, 2003, any related tax benefit will be offset by an increase in our valuation allowance.

Recent Accounting Pronouncements

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued during June 2001 by the FASB.  On adoption of this standard, goodwill and other intangible assets with an indefinite life will no longer be amortized; however, both goodwill and other intangible assets are tested annually for impairment.  For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003).  As of September 1, 2002 (the beginning of our fiscal year 2003), Farmland adopted this statement for goodwill resulting from business combinations with non-cooperatives.  In accordance with SFAS 142, we have tested our goodwill arising from business combinations with non-cooperatives and determined that no impairments exist.  For goodwill and other intangible assets arising out of business combination with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  At November 30, 2002 the carrying value of goodwill in our Consolidated Balance Sheets was $28.7 million.  For the three months ended November 30, 2002, Farmland recognized goodwill amortization of $0.2 million from business combinations with cooperatives.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued during June 2002 by the FASB.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan.  However, SFAS No. 146 concludes that a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  Previously issued financial statements may not be restated.  We do not anticipate that adoption of this statement will have a material impact on our financial position and results of operations.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Farmland's market exposure to derivative transactions, entered into for the purpose of managing commodity price risk, foreign currency risk and interest rate risk, has not materially changed since August 31, 2002.  Quantitative and qualitative disclosures about market risk are contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2002.

Item 4.     CONTROLS AND PROCEDURES

Disclosure controls and procedures are defined by the Securities and Exchange Commission as those controls and other procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland.  The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.  Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis will almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances.  Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted regulations related to low sulfur gasoline and diesel fuel, the level of capital expenditures and monetary sanctions which will be required as a result of EPA proceedings, Court approval of a plan of reorganization, our ability to successfully implement any Court approved plan of reorganization, the adequacy of the DIP Credit Facility to satisfy our liquidity requirements, our ability to comply with the covenants contained in the DIP Credit Facility, our ability to sell our crop production and petroleum assets at their estimated fair value, our ability to realize our deferred tax assets, and our ability to liquidate our Tradigrain operation without incurring future losses.  Discussion containing such forward-looking statements is found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland:

1.       Weather patterns (flood, drought, frost, etc.) or crop failure.

2.       Federal or state regulations regarding agricultural programs.

3.       Federal or state regulations regarding the amounts of fertilizer and other chemical applications used by farmers.

4.       Factors affecting the export of United States agricultural produce (including foreign trade and monetary policies, laws and regulations, political and             governmental changes, inflation and exchange rates, taxes, operating conditions and world demand).

5.       Factors affecting supply, demand and price of crude oil, refined fuels, natural gas, live hogs and cattle and other commodities.

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

12.   The continuing effects of terrorist attacks which disrupted the financial and credit markets and negatively impacted the United States economy and          other economies.

13.  Public perception of the safety of meat products and the level of government regulations of meat        safety.

14.  The factors identified in "Business and Properties - Business - Business Risk Factors" included in our        Annual Report on Form 10-K for the year          ended August 31, 2002.

PART II - OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

In November 1999, Farmland commissioned a voluntary audit at its Coffeyville, Kansas petroleum refinery to verify compliance with the construction permitting requirements of the state and federal Clean Air Acts.  We submitted a report detailing the audit findings to Region VII of the United States Environmental Protection Agency ("EPA") on September 19, 2000.  In order to satisfy procedural prerequisites to resolve the findings, on January 17, 2002, EPA issued us a notice of violation.  The notice of violation seeks both injunctive relief in the form of installation of additional pollution control equipment and monetary sanctions.  At this point, it is not possible to determine the cost of the control device installations necessary to satisfy the EPA; however, we believe it is reasonably possible that the costs may eventually exceed $15 million.  Also, at this stage of these proceedings it is not possible to predict the final amount of monetary sanctions that will be necessary to resolve this matter.  Although Farmland believes this matter will ultimately be resolved for an immaterial amount, it is reasonably possible that the associated monetary sanctions may exceed $100,000.  See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Environmental Matters" in our Annual Report on Form 10-K, filed November 27, 2002.

On May 31, 2002, Farmland and certain of our subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.  This action is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Bankruptcy Proceedings."

On July 30, 2002, J.R. Simplot ("Simplot") filed a complaint for declaratory judgment against Farmland in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4147.  In this proceeding, Simplot asserts that, by operation of Utah Revised Limited Liability Company Act (the "Act"), Farmland's commencement of the Chapter 11 proceeding caused Farmland to forfeit governance rights in our SF Phosphates venture.  Farmland believes that this Utah state law is preempted by Federal Bankruptcy Code and, therefore, we maintain our governance rights in relation to SF Phosphates.  See "Business and Properties - Crop Production - Production" in our Annual Report on Form 10-K, filed November 27, 2002.

During April 2001, we initiated a suit in the English High Court of Justice, Queen's Bench Division, Commercial Court, Royal Court of Justice against Ace Insurance SA NV , SIACI & Partners SA, and SIACI SA to recover from our insurers the value of misappropriated soybeans.

On June 27, 2002, we filed a complaint against Agriliance LLC in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4113.  In this proceeding, we assert that Agriliance improperly setoff certain receivables and other items owed by Agriliance to Farmland against certain payables and other claims that Agriliance asserted were due to Agriliance from Farmland.  We are requesting that the Court disallow the setoff and require Agriliance to return to Farmland the amount improperly setoff.  Also see Note 8 to the unaudited Condensed Consolidated Financial Statements.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

The exhibit listed below is filed as part of Form 10-Q for quarter ended November 30, 2002.

Exhibit No	Description of Exhibit
99.1	The proposed Debtors' Joint Plan of Reorganization, filed in the United States Bankruptcy Court, Western District of Missouri on November 27, 2002.

99.2	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMLAND INDUSTRIES, INC.
(Registrant)
By:	/s/ Steven R. Rhodes
Steven R. Rhodes
Executive Vice President
and Chief Financial Officer
Date: January 14, 2003

I, Robert B. Terry, President and Chief Executive Officer of Farmland Industries, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Farmland Industries, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 14, 2003

/s/ ROBERT B. TERRY

Robert B. Terry

President and
Chief Executive Officer

I, Steven R. Rhodes, Executive Vice President and Chief Financial Officer of Farmland Industries, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Farmland Industries, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 14, 2003

/s/ STEVEN R. RHODES

Steven R. Rhodes

Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description of Exhibit
99.1	The proposed Debtors' Joint Plan of Reorganization, filed in the United States Bankruptcy Court, Western District of Missouri on November 27, 2002.

99.2	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002