Form 10-Q
period 2003-02-28
FARMLAND INDUSTRIES INC
filed 2003-04-14
CIK 34616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003
or

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
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	August 31	February 28
	2002	2003
	(Amounts in Thousands)
Current Assets:
Accounts receivable - trade (net of allowance for doubtful accounts of $23,934 at August 31, 2002 and $19,774at February 28, 2003)	$288,931	$311,738
Inventories (Note 2)	337,222	329,463
Deferred income taxes	51,495	51,075
Other current assets	64,633	85,706
Current assets from discontinued operations (Note 12)	57,164	43,263
Total Current Assets	$799,445	$821,245

Investments and Long-term Receivables (Note 3)	$347,008	$303,683

Property, Plant and Equipment:
Property, plant and equipment, at cost	$1,900,047	$1,498,848
Less accumulated depreciation and
amortization	994,288	1,021,971

Net Property, Plant and Equipment	$905,759	$476,877

Other Assets:
Goodwill (Note 4)	$28,942	$28,575
Intangible assets (Note 4)	39,469	24,853
Other long-term assets	58,968	55,689
Long-term assets from discontinued operations (Note 12)	2,052	741
Total Other Assets	$129,431	$109,858

Total Assets	$2,181,643	$1,711,663

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND EQUITIES

	August 31	February 28
	2002	2003
	(Amounts in Thousands)
Current Liabilities:
Checks and drafts outstanding	$23,264	$39,140
Current maturities of long-term debt	323,300	251,592
Accounts payable - trade	75,418	71,039
Other current liabilities	115,863	123,501
Current liabilities from discontinued operations (Note 12)	35,120	20,006

Total Current Liabilities	$572,965	$505,278

Liabilities Subject to Compromise (Note 5)	$912,887	$878,976

Long-Term Liabilities:
Long-term borrowings (excluding current maturities)	$139,869	$160,981
Other long-term liabilities	24,637	19,907

Total Long-Term Liabilities	$164,506	$180,888

Deferred Income Taxes	$59,422	$57,444

Minority Owners' Equity in Subsidiaries	$42,553	$47,665

Net Loss (Note 1)	$-0-	$(388,180)

Capital Shares and Equities:
Preferred shares, authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated
at redemption value, $50 per share	$100,000	$100,000
Common shares authorized
50,000,000 shares, $25 par value	524,006	526,014
Accumulated other comprehensive income (net of
deferred tax expense of $558 at August 31, 2002 and $0 at February 28, 2003) (Notes 6 and 7)	3,907	1,106
Earned surplus and other equities	(198,603)	(197,528)

Total Capital Shares and Equities	$429,310	$429,592

Commitments and Contingent Liabilities (Note 8)

Total Liabilities and Equities	$2,181,643	$1,711,663

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
February 28	February 28
2002	2003
	(Amounts in Thousands)

Sales	$3,391,972	$3,288,502
Cost of sales	3,256,095	3,149,653

Gross income	$135,877	$138,849

Selling, general and administrative expenses	(154,103)	(116,545)

Restructuring and other credits (Note 9)	6,340	2,311

Interest expense (excluding approximately $23.6 million of interest not accrued during 2003 on unsecured pre-petition borrowings)	(44,484)	(15,865)

Interest income	1,059	848

Other (Note 10)	19,392	53,820

Equity in net income (loss) of investees (Note 3)	1,319	(808)

Minority owners' interest in net income of subsidiaries	(9,588)	(7,378)
	0	(443,308)
Reorganization expense (Note 11)

Loss from continuing operations before income tax expense	$(44,188)	$(388,076)

Income tax benefit	11,856	0

Loss from continuing operations	$(32,332)	$(388,076)

Discontinued operations (Note 12): Loss from operations of discontinued international grain division (net of income tax expense of $861 in 2002)	(14,164)	0

Loss on disposal of international grain division (net of income tax benefit of $46 in 2003)	0	(104)

Total discontinued operations	$(14,164)	$(104)

Net loss	$(46,496)	$(388,180)

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
February 28		February 28
2002		2003
	(Amounts in Thousands)

Sales	$1,549,077	$1,633,747
Cost of sales	1,501,121	1,572,433

Gross income	$47,956	$61,314

Selling, general and administrative expenses	(74,264)	(56,783)

Restructuring and other credits (Note 9)	0	575

Interest expense (excluding approximately $11.9 million of interest not accrued during 2003 on unsecured pre-petition borrowings)	(20,201)	(7,575)

Interest income	299	201

Other (Note 10)	633	45,353

Equity in net loss of investees (Note 3)	(638)	(1,751)

Minority owners' interest in net income
of subsidiaries	(4,851)	(2,583)

Reorganization expense (Note 11)	0	(9,454)

Income (loss) from continuing operations before income tax expense	$(51,066)	$29,297

Income tax benefit	12,624	0

Income (loss) from continuing operations	$(38,442)	$29,297

Discontinued operations (Note 12): Loss from operations of discontinued international grain division (net of income tax expense of $861 in 2002)	(11,303)	0

Loss on disposal of international grain division (net of income tax expense of $98 in 2003)	0	(398)

Total discontinued operations	$(11,303)	$(398)

Net income (loss)	$(49,745)	$28,899

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28 2002	February 28 2003
	(Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,496)	$(388,180)
Reorganization expense	0	443,308
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,559	46,628
Equity in net (income) loss of investees	(1,319)	808
Other	(1,255)	(3,787)
Changes in assets and liabilities:
Accounts receivable	65,496	(13,937)
Inventories	129,560	7,745
Other assets	(2,818)	9,828
Accounts payable	(120,072)	(13,197)
Other liabilities	7,120	(30,275)
Net cash provided by operating activities before reorganization items	$85,775	$58,941

REORGANIZATION ITEMS:
Reorganization expense	$0	$(443,308)
Adjustments for non-cash items:
Asset impairment charges	0	425,828
Gain on settlement with vendors	0	(2,366)
Gain on sale of fixed assets and investments	0	(483)
Damages for rejected executory contracts	0	1,521
Other	0	4,486
Net cash used in reorganization items	$0	$(14,322)

Net cash provided by operating activities	$85,775	$44,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(233,262)	$(29,478)
Distributions from joint ventures	8,341	10,021
Additions to investments and notes receivable	(5,690)	(303)
Acquisition of other long-term assets	(4,071)	(4,239)
Proceeds from disposal of investments and collection of notes receivable	39,269	9,953
Proceeds from sale of fixed assets	13,330	10,771

Net cash used in investing activities	$(182,083)	$(3,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of dividends	$(4,000)	$0
Proceeds from bank loans and notes payable	1,407,190	467,886
Payments on bank loans and notes payable	(1,276,492)	(518,706)
Payments for redemption of subordinated debt certificates	(30,684)	0
Debt issuance cost	(15,960)	0
Net increase in checks and drafts outstanding	16,840	9,476
Other decrease	(586)	0
Net cash provided by (used in) financing activities	$96,308	$(41,344)

Net decrease in cash and cash equivalents	$0	$0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$0	$0

See accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)      Interim Financial Statements

      (A)      The Company and Basis of Presentation

Unless the context suggests otherwise, (i) “Farmland”, “we”, “us” or “our” refers to Farmland Industries, Inc. and its consolidated subsidiaries, (ii) all references to “year” or “years” are to fiscal years ended August 31, and (iii) the term “member” means (a) any voting member, (b) any associate member, or (c) any other non-member individuals, cooperatives or other entities doing business with Farmland under an agreement to accept qualified patronage refunds as taxable income in the year received.  Patronage refund is the term we use to refer to the distribution of income from transactions done on a cooperative basis with or for our patrons.

In view of the seasonality of Farmland’s businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in Farmland’s Annual Report on Form 10-K for the year ended August 31, 2002.

Our revenues, margins, net income or loss and cash flow depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, currency fluctuations, tariffs, concerns over food safety, and other factors affecting United States imports and exports.  In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities, war with Iraq, terrorist activities, local conflicts and other incidents affect, among other things, the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland’s operations.  Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.  For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports.  Also, for example, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.  Management cannot determine the extent to which these factors may impact our future operations.

In accordance with the bylaws of Farmland, we determine annually the members’ portion of income or loss before income taxes.  From this amount, patronage refunds, if any, are distributed or losses are allocated to our members or charged to retained earnings.

Farmland does not provide for patronage refunds in our interim financial statements as:

.	we determine the amount of members’ income and the amount of members’ loss only after the end of the fiscal year;
.	after consideration of member losses (if any), the Board of Directors, subject to Court approval, then determines the amount of patronage refund to be paid in cash and the portion to be paid in Farmland equity (common shares, associate member common shares and capital credits); and
.	the amount of income appropriated to earned surplus is dependent on the amount of patronage refunds and the handling of members’ losses (if any).

Therefore, the amount of net income or loss for the interim period presented is reflected as a separate item in the accompanying unaudited Condensed Consolidated Balance Sheet as of February 28, 2003.

Effective September 1, 2002, Farmland adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 143 “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, Farmland will recognize a gain or loss on settlement.  Adoption of this statement did not have a material effect on Farmland’s reported financial position or our results of operations.

Effective September 1, 2002, Farmland adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets.

In our plan of reorganization, filed November 27, 2002, we stated our intent to dispose of our crop production and petroleum assets.  On February 28, 2003 the Court authorized the lead bid and established the subsequent auction and sale procedures for the majority of our domestic and all of our foreign crop production nitrogen assets.    We also have continued to negotiate the possible sale of our petroleum assets, but as of April 14, 2003 we have not identified a lead bidder.  Since we did not receive Court approval to sell our domestic and foreign nitrogen assets until April 1, 2003, and since we have not yet requested Court approval to sell our petroleum assets we have not classified these assets as held for sale as of February 28, 2003.  However, in our first quarter 10-Q, filed January 14, 2003, we disclosed that these assets had been tested for impairment using projected undiscounted cash flows based on management’s best assumptions regarding the use and eventual disposition of these assets and the estimated fair value we would receive on disposition of these assets.  Based on our impairment tests, the carrying value for the crop production assets, petroleum assets, and unallocated corporate assets exceeded our estimated fair value by $275.9 million, $147.7 million and $0.9 million, respectively.  This estimated loss is included in reorganization expense in these unaudited Condensed Consolidated Statements of Operation for the six months ended February 28, 2003.  As discussed in Note 14, we estimate that, during our quarter ending May 31, 2003, we will incur an additional loss of approximately $45 million to $50 million on the sale of certain crop production assets.

SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles

Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,”, for the disposal of a segment of a business.  However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  As we continue our strategy of repositioning and selling assets, additional businesses may be reported as discontinued operations pursuant to SFAS No. 144.

      (B)      Bankruptcy Proceedings

On May 31, 2002 (the “Petition Date”), Farmland Industries, Inc. and four of its subsidiaries, Farmland Foods, Inc., Farmland Pipe Line Company, Farmland Transportation, Inc., and SFA, Inc., (collectively, the “Debtors”) filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, Western District of Missouri (the “Court”) (Joint Case Number 02-50557-JWV).  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  We continue to manage the business, as debtors-in-possession, but may not engage in transactions outside the ordinary course of business without the approval of the Court.

On June 4, 2002, the Court appointed a committee to represent the interests of unsecured creditors (the “Creditors' Committee”) and a committee to represent the interests of unsecured bondholders (the “Bondholders' Committee”).  The Creditors' Committee and the Bondholders' Committee are comprised of representatives of the Debtors' unsecured creditors and unsecured bondholders, respectively.  Both committees review and gather information about the Debtors' financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of each committee, including fees for attorneys and other professionals, to the extent allowed by the Court.

Subsequent to the Petition Date, the Court approved the Debtors’ request to enter into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtors-in-possession financing (“the DIP Credit Facility”).  The DIP Credit Facility partially replaced a five-year $500 million credit facility entered into with a syndicate of banks on February 7, 2002 (the “Pre-petition Credit Facility”).

As a result of the filing on May 31, 2002 of petitions under Chapter 11 of the Bankruptcy Code by the Debtors, Farmland's unaudited Condensed Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and generally accepted accounting principles applicable to a going concern which, unless otherwise noted, assumes the realization of assets and the payment of liabilities in the ordinary course of business.

SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in Farmland’s unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the Debtors be reported separately as Reorganization expense in the unaudited Condensed Consolidated Statements of Operations.  As a result of the reorganization proceedings under Chapter 11, the Debtors may be required to take actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the unaudited Condensed Consolidated Financial Statements.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts prior to the confirmation of a plan of reorganization.  Damages related to rejected contracts generally are a pre-petition claim.  As of February 28, 2003, we had accrued approximately $15.7 million of total damages related to such rejected contracts.

As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  January 10, 2003 (the “Bar Date”) was set by the Court as the date by which most creditors were required to file proof of claims against the Debtors.  We currently are evaluating these claims for possible objections.  As a result, at this time the ultimate amount of claims that will be allowed by the Court is not determinable.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors’ liabilities and equity interests would be restructured.  This plan of reorganization identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and will not be solicited to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes include holders of unsecured demand loan certificates and holders of unsecured subordinated debenture bonds, as well as general unsecured creditors of Farmland Industries, Inc.  As a general matter, each impaired class is entitled to vote as a class to accept or reject the plan of reorganization.  Although management filed a plan of reorganization, there can be no assurance at this time whether it will be approved or confirmed by the Court.

As a part of the bankruptcy process, we are required to file a disclosure statement with the Court.  The disclosure statement will provide all creditor classes with information regarding our proposed reorganization, including identification of assets we intend to sell and estimated cash proceeds from those sales.  Currently, Farmland must file a disclosure statement by May 13, 2003; however, we may request from the Court an extension of this deadline.  Once the Court approves the disclosure statement, we will send the disclosure statement and plan or reorganization to the various impaired classes, and the plan of reorganization will be voted on by those classes.  The Court has also extended the exclusive periods to file and confirm a plan of reorganization to May 31, 2003 and July 30, 2003, respectively.

The plan of reorganization, as filed, in effect contemplates either that the Debtors will reorganize around our pork and/or beef marketing businesses, with other assets being sold, or that the Debtors will sell all or substantially all of their assets.  The plan of reorganization also provides for the payment in full in cash of the Debtors’ obligations under the DIP Credit Facility and certain pre-petition liabilities under the Pre-petition Credit Facility on the earlier of the effective date of the plan of reorganization or November 30, 2003.  We anticipate that the DIP Credit Facility, but not the remaining borrowings under the Pre-petition Credit Facility, will be paid in full when the sales of our crop production nitrogen assets are consummated and the related crop production receivables are collected.  However, these sale transactions are subject to regulatory approval and there can be no assurance when, or if, the transactions will be consummated.  As to various impaired classes, including the classes pertaining to the holders of our demand loan certificates and our subordinated debenture bonds, as well as our general unsecured creditors, the plan provides that these classes will receive cash and/or securities of the reorganized entity.  The amounts to be received by any particular class are subject to further negotiation and will depend, in part, on the amounts we realize from potential sales of assets.  As a result, we will need to amend the plan of reorganization before it is confirmed.  The plan of reorganization, if accepted and confirmed, will substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited Condensed Consolidated Financial Statements.

Farmland believed, based on consultation with counsel, that the plan of reorganization, as filed on November 27, 2002, satisfied the DIP Credit Facility requirement to file an acceptable plan of reorganization by that date.  During December 2002, the DIP Lenders asserted that the plan of reorganization, as filed, did not satisfy the requirements of the DIP Credit Facility.  To resolve this assertion, Farmland entered into an amendment to the DIP Credit Facility on January 8, 2003 (the “DIP Amendment”).  The Court approved the DIP Amendment on March 3, 2003 (the “Approval Date”).  The DIP Amendment, as approved by the Court:

  eliminated the requirement that Farmland file a plan of reorganization approved by all DIP Lenders;

  eliminated the requirement that the auditors’ report covering Farmland’s Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern;

  eliminated the Tranche A commitment as of December 9, 2002;

  reduced the Tranche B commitment to $256.5 million as of the Approval Date;

  required prepayment of at least $40 million of loans under the DIP Credit Facility or the Pre-petition Credit Facility by February 28, 2003 (such prepayment was made and was applied to borrowings outstanding under Tranche B, reducing the Tranche B commitment to $216.5 million) and an additional $10 million of loans under the DIP Credit Facility or the Pre-petition Credit Facility by March 31, 2003 (such prepayment was made and was applied to borrowings outstanding under both Tranche B and the Pre-petition Credit Facility);

  established milestones relating to the progress of the sales of our crop production and beef marketing businesses;

  permitted us to issue new letters of credit under the Tranche B commitment; and

  limited the application of the default interest rate, which increased our borrowing rate by 200 basis points, to the period from December 9, 2002 until the Approval Date.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all covenants under the DIP Credit Facility, as amended, the ability to secure new financing adequate to support our remaining businesses if and when we emerge from our Chapter 11 proceedings, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, these unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

(2)      Inventories

Major components of inventories are as follows:

August 31		February 28
2002		2003
(Amounts in Thousands)

Finished and in-process products	$234,056	$232,698
Materials	60,003	55,910
Supplies	43,163	40,855
	$337,222	$329,463

The above table does not include inventories from discontinued operations with a value of $0.1 million at both August 31, 2002 and February 28, 2003.

At February 28, 2003 the carrying value of crude oil and refined petroleum inventories, stated at LIFO cost, was $44.3 million which is approximately $38.5 million lower than the market value of such inventories.

(3)      Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method is as follows:

	Six Months Ended		Three Months Ended
	February 28 2002	February 28 2003	February 28 2002	February 28 2003
	(Amounts in Thousands)

Net sales	$3,766,750	$3,108,898	$1,797,528	$1,498,832
Net income (loss)	$(8,771)	$(1,503)	$(5,817)	$882
Farmland's equity in net income (loss)	$1,319	$(808)	$(638)	$(1,751)

Our investments accounted for by the equity method consist principally of :

.	50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P. (Farmland Hydro sold substantially all of its operating assets during November, 2002, and we anticipate that Farmland will receive any available cash from Farmland Hydro prior to our fiscal year-end), SF Phosphates Limited Company and Farmland MissChem Limited (on April 1, 2003, the Court approved the sale of our interest in Farmland MissChem and related assets);
.	an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture; and
.	an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products.

At February 28, 2003, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $76.6 million.

(4)      Goodwill and Other Intangible Assets

Effective September 1, 2002, Farmland adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as it relates to business combinations with non-cooperatives.  With adoption of this standard, goodwill and certain other intangible assets resulting from business combinations with non-cooperatives are no longer amortized; however, both goodwill and certain other intangible assets are tested annually for impairment.  We did not incur any impairment of goodwill as a result of adoption of SFAS No. 142 for business combinations with non-cooperative companies.  The carrying value of goodwill resulting from business combinations with non-cooperatives was $18.7 million at both August 31, 2002 and February 28, 2003, respectively.  Had this statement been adopted for the three and six month periods ended February 28, 2002, our net losses would have been $49.4 million and $45.9 million, respectively (excluding $0.3 million and $0.6 million, respectively, of goodwill amortization resulting from business combinations with non-cooperatives).

For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  The carrying value of goodwill resulting from business combinations with cooperatives was $10.2 million and $9.9 million at August 31, 2002 and February 28, 2003, respectively.  Goodwill amortization related to these combinations totaled $1.3 million and $0.4 million during the six-month periods ended February 28, 2002 and 2003, respectively, and totaled $0.6 million and $0.2 million during the three-month periods ended February 28, 2002 and 2003, respectively.

The following table displays the carrying values of other intangible assets at August 31, 2002 and February 28, 2003:

	August 31, 2002		February 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in Thousands)

Amortized intangible assets:
Software	$72,417	$33,601	$41,811	$17,582
Other	180	120	43	12
	$72,597	$33,721	$41,854	$17,594

Unamortized intangible assets:
Trade name	$593		$593

Amortization of other intangible assets totaled $2.0 million and $1.4 million during the six-month periods ended February 28, 2002 and 2003, respectively, and totaled $1.0 million and $0.8 million during the three-month periods ended February 28, 2002 and 2003, respectively.

During the six month period ended February 28, 2003, we recorded an $11.9 million charge to write-off a portion of our enterprise-wide integrated software system associated with businesses which we intend to sell as part of our bankruptcy proceedings.  This charge is included as part of reorganization expense in our unaudited Condensed Consolidated Statements of Operations ($7.5 million for the crop production segment, $3.5 million for the petroleum segment and $0.9 million for the unallocated corporate segment).

Estimated amortization expense for future fiscal years ending August 31 is:

(Amounts in Thousands)

2003 (remaining 6 months)	$2,138
2004	4,283
2005	4,129
2006	3,857
2007	3,836
2008 and after	6,017
$24,260

(5)      Liabilities Subject to Compromise

As a result of the Chapter 11 filings, substantially all pre-petition unsecured claims against the Debtors are subject to compromise or other treatment under the plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-petition unsecured claims are stayed.  These claims are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise.  Pre-petition claims secured by the Debtors' assets are also stayed, although the holders of such secured claims have the right to move the Court for relief from the stay.  Pre-petition secured claims (primarily representing amounts borrowed under the Debtors' Pre-petition Credit Facility) are secured by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.  These secured claims have not been reflected as Liabilities Subject to Compromise.  The Debtors are paying undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of February 28, 2003, the Debtors have Liabilities Subject to Compromise of approximately $879.0 million which include the following:

(Amounts in Thousands)

Accounts payable – trade	$226,960
Other current liabilities	44,060
Subordinated debt	474,674
Demand loan certificates	12,035
Accrued and accumulated interest on subordinated debt and demand loan securities	81,072
Other borrowings	16,171
Other long-term liabilities	31,063
Less liabilities due to subsidiaries not in reorganization	(7,059)

Liabilities Subject to Compromise	$878,976

Condensed Consolidating Balance Sheet
As of August 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets	$554,725	$295,095	$(50,375)	$799,445
Property, plant and equipment, net	748,024	157,735	-0-	905,759
Other long-term assets	559,274	20,070	(102,905)	476,439

Total assets	$1,862,023	$472,900	$(153,280)	$2,181,643

Current liabilities	$418,182	$197,331	$(42,548)	$572,965
Liabilities subject to compromise	921,518	-0-	(8,631)	912,887
Long-term liabilities	45,720	119,476	(690)	164,506
Deferred income taxes	59,424	(2)	-0-	59,422
Minority owners' equity in subsidiaries	-0-	336	42,217	42,553
Capital shares and equities	417,179	155,759	(143,628)	429,310

Total liabilities and equity	$1,862,023	$472,900	$(153,280)	$2,181,643

Condensed Consolidating Balance Sheet
As of February 28, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets	$565,506	$296,559	$(40,820)	$821,245
Property, plant and equipment, net	313,980	162,897	0	476,877
Other long-term assets	497,825	10,116	(94,400)	413,541

Total assets	$1,377,311	$469,572	$(135,220)	$1,711,663

Current liabilities	$373,843	$164,846	$(33,411)	$505,278
Liabilities subject to compromise	886,035	0	(7,059)	878,976
Long-term liabilities	41,538	139,939	(589)	180,888
Deferred income taxes	58,387	(943)	0	57,444
Minority owners' equity in subsidiaries	0	437	47,228	47,665
Net income (loss)	(399,991)	17,807	(5,996)	(388,180)
Capital shares and equities	417,499	147,486	(135,393)	429,592

Total liabilities and equity	$1,377,311	$469,572	$(135,220)	$1,711,663

Condensed Consolidating Statement of Operations
For the Six Months Ended February 28, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Sales	$1,612,564	$1,719,444	$(43,506)	$3,288,502
Cost of sales	1,515,925	1,677,234	(43,506)	3,149,653
Gross income	$96,639	$42,210	$0	$138,849

Restructuring and other credits	$2,311	$0	$0	$2,311
Reorganization expense	(443,308)	0	0	(443,308)
Other operating, non-operating and tax expenses	(55,633)	(24,299)	(5,996)	(85,928)

Income (loss) from continuing operations	$(399,991)	$17,911	$(5,996)	$(388,076)
			0
Loss on disposal of international grain division	0	(104)	0	(104)

Net income (loss)	$(399,991)	$17,807	$(5,996)	$(388,180)

Condensed Consolidating Statement of Operations
For the Three Months Ended February 28, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Sales	$805,243	$853,065	$(24,561)	$1,633,747
Cost of sales	759,384	837,610	(24,561)	1,572,433
Gross income	$45,859	$15,455	$0	$61,314

Restructuring and other credits	$575	$0	$0	$575
Reorganization expense	(9,454)	0	0	(9,454)
Other operating, non-operating and tax expenses	(7,606)	(9,758)	(5,774)	(23,138)

Income (loss) from continuing operations	$29,374	$5,697	$(5,774)	$29,297

Loss on disposal of international grain division	0	(398)	0	(398)

Net income (loss)	$29,374	$5,299	$(5,774)	$28,899

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended February 28, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Cash flows from operating activities:
Net income (loss)	$(399,991)	$17,807	$(5,996)	$(388,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items, net	405,876	66,759	0	472,635
Changes in other assets and liabilities	21,800	(61,636)	0	(39,836)
Net cash provided by (used in) operating activities	$27,685	$22,930	$(5,996)	$44,619

Net cash provided by (used in) investing activities	19,793	(23,068)	0	(3,275)

Net cash provided by (used in) financing activities	(71,725)	30,381	0	(41,344)

Net increase (decrease) in cash	$(24,247)	$30,243	$(5,996)	$0

(6)      Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) during the six months ended February 28, 2002 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2001	$(21,436)	$94	$(21,342)
Foreign currency translation adjustment	0	10	10
Net loss on cash flow hedges, net of tax	(898)	0	(898)
Reclassification adjustments, net of tax	13,832	0	13,832
Balance at February 28, 2002	$(8,502)	$104	$(8,398)

Changes in accumulated other comprehensive income (AOCI) during the six months ended February 28, 2003 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2002	$3,803	$104	$3,907
Foreign currency translation adjustment	0	(3)	(3)
Net gain on cash flow hedges, net of tax	260	0	260
Reclassification adjustments, net of tax	(3,058)	0	(3,058)
Balance at February 28, 2003	$1,005	$101	$1,106

Comprehensive income for the six months ended February 28, 2002 and 2003 is as follows:

	Six Months Ended
	February 28 2002	February 28 2003
	(Amounts in Thousands)

Net loss	$(46,496)	$(388,180)
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative gains (losses) during period	$(1,058)	$260
Reclassification adjustment	16,289	(3,616)
Foreign currency translation adjustment	10	(3)
Other comprehensive income (loss) before tax	$15,241	$(3,359)
Income tax benefit (expense) related to items of
other comprehensive income	(2,297)	558
Other comprehensive income (loss)	$12,944	$(2,801)
Comprehensive loss	$(33,552)	$(390,981)

Comprehensive income for the three months ended February 28, 2002 and 2003 is as follows:

	Three Months Ended
	February 28 2002	February 28 2003
	(Amounts in Thousands)

Net income (loss)	$(49,745)	$28,899
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative gains (losses) during period	$(819)	$57
Reclassification adjustment	5,504	(3,255)
Foreign currency translation adjustment	4	(8)
Other comprehensive income (loss) before tax	$4,689	$(3,206)
Income tax expense related to items of
other comprehensive income	(707)	0
Other comprehensive income (loss)	$3,982	$(3,206)
Comprehensive income (loss)	$(45,763)	$25,693

(7)      Derivative Financial Instruments

Farmland is exposed to market risk, such as changes in commodity prices, currency exchange rates and interest rates.  In Farmland’s various production processes, we are subject to raw material price fluctuations caused by supply conditions, weather, economic conditions and other factors.  To manage volatility associated with these exposures, Farmland may enter into various derivative transactions pursuant to our established policies.  Generally, these contracts expire within twelve months, although we may enter into longer term contracts if deemed appropriate.

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge.  As a result, certain of our segments may hold derivative instruments, such as exchange traded grain, crude oil and live hog and cattle futures, certain natural gas contracts and foreign currency forward positions that we believe provide an economic hedge of future transactions but have not been designated as a hedge.  Gains or losses related to the change in fair value of these derivative instruments are classified as a component of other income (expense).  At February 28, 2003, we recorded receivables of $1.5 million and $8.4 million in other current assets and other long-term assets, respectively, related to unrealized gains on derivative instruments, and we recorded payables of $1.3 million in other current liabilities related to unrealized losses on derivative instruments.  The derivative contract represented by the $8.4 million in other long-term assets was subsequently sold as part of the sale of our domestic nitrogen assets.

Farmland also uses derivative commodity instruments to manage our commodity price risk in the procurement of natural gas, the primary input necessary for the production of the various nitrogen-based crop production products we manufacture.  These instruments have been designated as cash flow hedges for accounting purposes with gains and losses deferred in accumulated other comprehensive income (“AOCI”), to the extent the hedge is effective.  These amounts are recognized within cost of goods sold in the period during which the hedged transaction affects earnings.  Any hedge gain or loss resulting from ineffectiveness are immediately recognized to earnings as a component of other income (expense).

In this hedging activity, our objective is to use derivative commodity instruments to fix the price of a portion of our forecasted purchases of natural gas used to manufacture crop production products.  To meet this objective, we enter into various types of derivative instruments to manage fluctuations in cash flows resulting from commodity price risk.  The instruments we use may include exchange traded futures contracts, over the counter (OTC) swap contracts and OTC option or exchange traded option contracts.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item.  The amount of hedge ineffectiveness, which is recognized as a component of other income (expense), was immaterial for the three and six months ended February 28, 2002 and 2003.

Based on management’s assessment of our price risk exposure, we may use derivatives to reduce our exposure to the variability in future cash flows associated with natural gas.  Gains and losses on closed contracts were recorded in AOCI and will be reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product is sold.  During the three month period ended February 28, 2003 approximately $3.0 million was reclassified into earnings as other income as a result of discontinuance of cash flow hedges because it became probable that the original forecasted purchase of natural gas would not occur.   We have closed contracts through March 2003.  As a result, we anticipate that all of the approximately $1.0 million of gains in AOCI as of February 28, 2003 will be reclassified into earnings within the next twelve months.

(8)      Commitments and Contingencies

Farmland has been designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), at various National Priority List (“NPL”) sites.  In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made.  Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters at NPL and other sites was $16.2 million and $20.0 million at February 28, 2003 and August 31, 2002, respectively.  Certain environmental claims may be discharged by the Court, including certain amounts accrued at February 28, 2003.  We periodically review and, as appropriate, revise our environmental accruals.  Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions that governmental authorities may ultimately require are unknown.  It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and which can be reasonably estimated at February 28, 2003.  In the opinion of management, it is reasonably possible for such additional costs to approximate an additional $16.6 million.

Under the Resource Conservation Recovery Act of 1976 (“RCRA”) and under state regulations, Farmland has seven closure and six post-closure plans in place for five locations.  Such closure and post-closure costs are estimated to be $10.4 million at February 28, 2003, of which $5.1 million has been accrued (and are in addition to the $16.2 million accrual and the $16.6 million discussed in the prior paragraphs).

The EPA has issued rules limiting sulfur in gasoline to 30 parts per million and in diesel fuel to 15 parts per million.  The rules affecting gasoline have a January 1, 2004 compliance date.  The EPA has issued Farmland a regulatory extension of the gasoline deadline until January 1, 2008.  The rules affecting diesel fuel have a June 1, 2006 compliance date.  Based on information currently available, we anticipate that, at our Coffeyville, Kansas petroleum refinery, expenditures in the range of approximately $75 million to $85 million will be required to achieve compliance with these rules.  Our ability to make these expenditures is contingent on our ability to successfully implement a plan of reorganization and arrange adequate financing.  There can be no assurance that we will be able to successfully implement a plan of reorganization or, if a plan of reorganization is successfully implemented, that we can arrange adequate financing to fund the capital expenditures necessary to bring the refinery into compliance with the EPA’s low sulfur rules.  As set forth in our plan of reorganization filed November 27, 2002, we intend to dispose of our petroleum assets, which consist principally of our Coffeyville, Kansas refinery.  If we are unable to sell the refinery, we will explore all viable options, including additional discussions with the EPA to delay the required implementation date, but ultimately we may determine that we should cease refining operations and close the refinery.

During 2002, Agriliance offset approximately $20 million of payables due from Agriliance to Farmland against receivables due to Agriliance from Farmland.  We initiated a legal proceeding to challenge this offset on the grounds that Agriliance:

     .  overstated the amounts due from Farmland;

     .did not have the legal right to offset certain amounts due from Farmland against payables due to Farmland; and

     .offset amounts that are in dispute.

Through a mediation process, Agriliance has paid $6.5 million due to Farmland, and we agreed that $1.9 million of offsets were appropriate.  Subsequent to February 28, 2003, the remaining disputed amounts were settled for amounts that approximated their recorded value, subject to approval by the Court.

As more fully described in Note 1(B) to these unaudited Condensed Consolidated Financial Statements, the Debtors have filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court.  On November 27, 2002, the Debtors filed a joint plan of reorganization with the Court.

The Debtors are currently operating as debtors-in-possession under the supervision of the Court.  As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts prior to the confirmation of a plan of reorganization.  We have estimated and accrued our liability resulting from contracts rejected through February 28, 2003 and this estimated liability, in the amount of approximately $15.7 million, is included in our unaudited Condensed Consolidated Balance Sheets, primarily as a component of Liabilities Subject to Compromise.

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

Because of the ongoing nature of the Debtors’ Chapter 11 cases, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, our unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

Farmland is involved in various lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our unaudited Condensed Consolidated Financial Statements.

(9)      Restructuring and Other Charges

During both fiscal 2001 and 2002, Farmland recognized restructuring reserves as a result of restructuring activities.  During the three and six months ended February 28, 2003, an adjustment in the amount of $0.6 million was made to reduce the reserve balance.  The reduction was due to reaching a settlement with a third party regarding certain liabilities.  Deductions to the reserve in the amount of $0.1 for the three months ended February 28, 2003 and $0.5 for the six months ended February 28, 2003, relate to payments made for catalyst maintenance at our fertilizer plant in Pollock, Louisiana.  During the six months ended February 28, 2002, adjustments to the reserve reduced the balance by $2.8 million.  The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant in Russell, Kansas.  The sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining idle plant and property.  Deductions to the reserve in the amount of $0.9 million for the three months ended February 28, 2002 and $1.3 million for the six months ended February 28, 2002, represent severance payments and ongoing maintenance costs associated with the closure of the wheat gluten plant and our Mexico City office.

During the six months ended February 28, 2003, restructuring income of $2.3 million was recorded of which $1.7 million was recorded during the three months ended November 30, 2002, as a result of the recovery of precious metals contained in our catalyst when equipment was dismantled at our Lawrence, Kansas plant.  During the three months ended February 28, 2003, restructuring income of $0.6 million was recorded as a result of the adjustment to the reserve due to the settlement of liabilities previously discussed.

As part of the restructuring costs incurred in 2001, we recorded an asset impairment related to the closure of our wheat gluten plant to its estimated net realizable value.  During October 2001, the assets of the plant were sold and a gain in the amount of $3.5 million was recorded, representing the excess of the net proceeds over the plant’s estimated net realizable value.

The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to February 28, 2002:

Type of Cost	Aug 31, 2001 Balance	Additions	Adjustments	Payments	Feb 28, 2002 Balance
	(Amounts in Thousands)

Employee separations	$1,602	$16	$(228)	$(1,057)	$333
Facility closings	3,830	0	(2,598)	(286)	946
Other	2,500	0	0	0	2,500
Total	$7,932	$16	$(2,826)	$(1,343)	$3,779

The following table displays the activity and balances of the restructuring reserve account from August 31, 2002 to February 28, 2003:

Type of Cost	Aug 31, 2002 Balance	Additions	Adjustments	Payments	Feb 28, 2003 Balance
	(Amounts in Thousands)

Facility closings	$1,238	$0	$0	$(498)	$740
Other	2,150	0	(575)	0	1,575
Total	$3,388	$0	$(575)	$(498)	$2,315

(10)      Other Income

Other income for the three and six months ended February 28, 2003 included $45.2 million and $52.7 million, respectively, in proceeds received from settlements related to vitamin supplements and $3.0 million as a result of reclassification into earnings of gains on crop production’s discontinued cash flow hedges because it became probable that the original forecasted purchase of natural gas would not occur.

Other income for the six months ended February 28, 2002 included a gain of $18.0 million recognized on the sale of our equity interest in Country Energy to Cenex Harvest States and $1.2 million in proceeds received from settlements related to vitamin supplements.

(11)      Reorganization Expense

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as Reorganization expense in our unaudited Condensed Consolidated Statements of Operations.  Reorganization expense for the three and six month periods ended February 28, 2003 was as follows:

	Six Months Ended February 28, 2003	Three Months Ended February 28, 2003
Impairment of property, plant and equipment, and other assets	$425,828	$1,311
Legal and professional fees	16,057	7,209
Rejected executory contracts	1,521	1,521
Severance and employee retention	2,932	2,032
Gain on settlement with customers and vendors	(2,366)	(2,077)
Gain on sale of property, plant and equipment	(1,387)	(856)
Loss on sale of investments	904	554
Other	(181)	(240)
	$443,308	$9,454

 (12)      Discontinued Operations

During February 2002 (the “measurement date”), a decision was made to liquidate our international grain trading subsidiaries, Tradigrain.  Tradigrain was acquired in 1993 and provided international grain marketing and brokerage services to our customers.  The formation of ADM/Farmland, our domestic grain relationship, the changing environment which limited the availability of bank credit for trading businesses, and our continuing focus on core businesses were the primary reasons for exiting this business.

The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables and other claims, and the settlement of trade and financing liabilities.  For business segment reporting purposes, Tradigrain business results are reported as discontinued operations within the “World Grain” segment.  Proceeds from the liquidation of Tradigrain are being used to pay Tradigrain’s operating expenses and to repay Tradigrain’s debt obligations.

As of February 28, 2003, management estimates that Tradigrain’s liquidation will not result in a loss in a future period.  However, if actual events differ from our estimates, there could be an impact on our results of operations and financial position.  For example, the length of time required to liquidate our operations could vary from our estimate, which would affect total general and administrative expenses incurred during the liquidation.  Furthermore, Tradigrain’s remaining assets primarily consist of trade and insurance receivables.  Such trade receivables may be difficult to fully collect during the windup of operations.  As a part of our accounting process we have established reserves to reduce these receivables to our best estimate of net realizable value.  The insurance receivables result from soybeans Tradigrain owned which were stored in a warehouse owned by a third party.  These soybeans were misappropriated.  The soybeans were insured and at February 28, 2003 Tradigrain was involved in litigation to recover from the insurer and the broker the value of the soybeans.  Subsequent to February 28, 2003, Tradigrain reached an agreement on settlement with the insurer.  In return for a cash payment of $19.2 million, which approximates the net carrying value of the receivable as of February 28, 2003, Tradigrain released the insurer and broker from all further claims regarding the misappropriated soybeans.

The following tables summarize financial information for Farmland's discontinued operations.

Balance sheets of discontinued operations:

	August 31	February 28
	2002	2003
	(Amounts in Thousands)
Assets

Accounts receivable – trade	$20,756	$10,429
Inventories	104	118
Other current assets	36,304	32,716
Total current assets	$57,164	$43,263

Property, plant and equipment, net	$1,197	$5
Other long-term assets	855	736
Total long-term assets	$2,052	$741

Total assets	$59,216	$44,004

Liabilities

Short-term notes payable	$2,614	$2,180
Accounts payable – trade	13,254	8,192
Other current liabilities (less cash netted against bank overdrafts of $6.6 million at August 31, 2002 and $0.7 million At February 28, 2003)	19,252	9,634
Total current liabilities	$35,120	$20,006

Intercompany liabilities due to Farmland	11,540	11,546

Total liabilities	$46,660	$31,552

Net assets of discontinued operations	$12,556	$12,452

Net sales and income from discontinued operations:

	Six Months Ended February 28		Three Months Ended February 28
	2002	2003	2002	2003
	(Amounts in Thousands)

Net sales	$767,718	$177	$363,428	$0

Pretax loss from discontinued operations	$(13,303)	$(150)	$(10,442)	$(300)
Income tax benefit (expense)	(861)	46	(861)	(98)
Net loss from discontinued operations	$(14,164)	$(104)	(11,303)	$(398)

Cash flows related to discontinued operations:

	Six Months Ended February 28
	2002	2003
	(Amounts in Thousands)
Net cash provided by operating activities	$70,852	$6,183
Net cash provided by investing activities	341	160
Net cash used in financing activities	(61,451)	(6,833)
Net increase (decrease) in cash and cash equivalents	$9,742	$(490)
Cash and cash equivalents at beginning of period	8,708	7,014

Cash and cash equivalents at end of period	$18,450	$6,524

(13)      Industry Segment Information

As a result of changing our management structure, effective September 1, 2002, Pork Marketing and Beef Marketing are presented as separate segments rather than as components of the Refrigerated Foods segment.  Segment results for the three months and six months ended February 28, 2002 were reclassified to conform to our current operational structure.  Management, when evaluating business segment performance, evaluates performance before reorganization charges and credits.  We believe this measurement provides a better indication of the ongoing performance of a business segment.

Six months ended
February 28, 2002 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$4,867,281	$0	$4,867,281
Transfers between segments	(1,475,309)	0	(1,475,309)
Net sales	$3,391,972	$0	$3,391,972

Income (loss) from continuing operations	$(16,703)	$(15,629)	$(32,332)

Loss from discontinued operations,
net of income tax benefit	(14,164)	0	(14,164)

Net income (loss)	$(30,867)	$(15,629)	$(46,496)

Goodwill	$30,300	$21,407	$51,707

Total assets	$2,361,942	$334,971	$2,696,913

Six months ended
February 28, 2003 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$3,763,966	$0	$3,763,966
Transfers between segments	(475,464)	0	(475,464)
Net sales	$3,288,502	$0	$3,288,502

Income (loss) from continuing operations before reorganization expense	$55,972	$(740)	$55,232

Reorganization expense	(424,669)	(18,639)	(443,308)

Income (loss) from continuing operations	$(368,697)	$(19,379)	$(388,076)

Loss from discontinued operations,
net of income tax benefit	(104)	0	(104)

Net income (loss)	$(368,801)	$(19,379)	$(388,180)

Goodwill	$28,575	$0	$28,575

Total assets	$1,512,665	$198,998	$1,711,663

Six months ended
February 28, 2002 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$1,318,654	$1,644,146	$2,630	$2,965,430
Transfers between segments	(459,292)	(30,307)	0	(489,599)
Net sales	$859,362	$1,613,839	$2,630	$2,475,831

Income (loss) from continuing operations	$12,034	$21,607	$(518)	$33,123

Loss from discontinued operations, net of income tax benefit			(14,164)	(14,164)

Net income (loss)	$12,034	$21,607	$(14,682)	$18,959

Goodwill	$2,834	$16,393	$11,073	$30,300

Total assets	$414,076	$401,066	$325,350	$1,140,492

Six months ended
February 28, 2003 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$1,240,629	$1,724,534	$0	$2,965,163
Transfers between segments	(426,488)	(44,145)	0	(470,633)
Net sales	$814,141	$1,680,389	$0	$2,494,530

Income (loss) from continuing operations before reorganization expense	$18,274	$17,766	$(5,877)	$30,163

Reorganization (expense)	2,005	0	(893)	1,112

Income (loss) from continuing operations	$20,279	$17,766	$(6,770)	$31,275

Loss from discontinued operations, net of income tax benefit	0	0	(104)	(104)

Net income (loss)	$20,279	$17,766	$(6,874)	$31,171

Goodwill	$2,785	$15,889	$9,901	$28,575

Total assets	$360,380	$418,353	$86,807	$865,540

Six months ended
February 28, 2002 (Page 3 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$292,871	$588,797	$0	$1,020,183	$1,901,851
Transfers between segments	(5,090)	(6,360)	0	(974,260)	(985,710)
Net sales	$287,781	$582,437	$0	$45,923	$916,141

Income (loss) from continuing operations	$(78,002)	$18,706	$2,661	$6,809	$(49,826)

Loss from discontinued operations, net of income tax benefit	0	0	0	0	0

Net income (loss)	$(78,002)	$18,706	$2,661	$6,809	$(49,826)

Goodwill	$0	$0	$0	$0	$0

Total assets	$840,933	$277,581	$58,137	$44,799	$1,221,450

Six months ended
February 28, 2003 (Page 3 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments

Sales & transfers	$265,608	$523,906	$0	$9,289	$798,803

Transfers between segments	(2,480)	(2,351)	0	0	(4,831)

Net sales	$263,128	$521,555	$0	$9,289	$793,972

Income (loss) from continuing operations before reorganization expense	$(11,769)	$(11,889)	$51,313	$(1,846)	$25,809

Reorganization (expense)	(276,457)	(148,646)	(867)	189	(425,781)

Income (loss) from continuing operations	$(288,226)	$(160,535)	$50,446	$(1,657)	$(399,972)

Loss from discontinued operations, net of income tax benefit	0	0	0	0	0

Net income (loss)	$(288,226)	$(160,535)	$50,446	$(1,657)	$(399,972)

Goodwill	$0	$0	$0	$0	$0

Total assets	$461,628	$111,729	$60,862	$12,906	$647,125

Three months ended
February 28, 2002 (Page 1 of 3)
(Amounts in Thousands)
CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$2,247,059	$0	$2,247,059
Transfers between segments	(697,982)	0	(697,982)
Net sales	$1,549,077	$0	$1,549,077

Income (loss) from continuing operations	$(37,755)	$(687)	$(38,442)

Loss from discontinued operations, net of income tax benefit	(11,303)	0	(11,303)

Net income (loss)	$(49,058)	$(687)	$(49,745)

Goodwill	$30,300	$21,407	$51,707

Total assets	$2,361,942	$334,971	$2,696,913

Three months ended
February 28, 2003 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$1,879,927	$0	$1,879,927
Transfers between segments	(246,180)	0	(246,180)
Net sales	$1,633,747	$0	$1,633,747

Income (loss) from continuing operations before reorganization expense	$38,161	$590	$38,751

Reorganization expense	(1,824)	(7,630)	(9,454)

Income (loss) from continuing operations	$36,337	$(7,040)	$29,297

Loss from discontinued operations, net of income tax expense	(398)	0	(398)

Net income (loss)	$35,939	$(7,040)	$28,899

Goodwill	$28,575	$0	$28,575

Total assets	$1,512,665	$198,998	$1,711,663

Three months ended
February 28, 2002 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$627,811	$813,739	$45	$1,441,595
Transfers between segments	(218,281)	(14,766)	0	(233,047)
Net sales	$409,530	$798,973	$45	$1,208,548

Income (loss) from continuing operations	$1,961	$10,220	$950	$13,131

Loss from discontinued operations, net of income tax benefit	0	0	(11,303)	(11,303)

Net income (loss)	$1,961	$10,220	$(10,353)	$1,828

Goodwill	$2,834	$16,393	$11,073	$30,300

Total assets	$414,076	$401,066	$325,350	$1,140,492

Three months ended
February 28, 2003 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$634,490	$856,836	$0	$1,491,326
Transfers between segments	(218,868)	(25,295)	0	(244,163)
Net sales	$415,622	$831,541	$0	$1,247,163

Income (loss) from continuing operations before reorganization expense	$7,022	$5,823	$(5,350)	$7,495

Reorganization (expense)	1,726	0	(905)	821

Income (loss) from continuing operations	$8,748	$5,823	$(6,255)	$8,316

Loss from discontinued operations, net of income tax expense	0	0	(398)	(398)

Net income (loss)	$8,748	$5,823	$(6,653)	$7,918

Goodwill	$2,785	$15,889	$9,901	$28,575

Total assets	$360,380	$418,353	$86,807	$865,540

Three months ended
February 28, 2002 (Page 3 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$123,248	$201,206	$0	$481,010	$805,464
Transfers between segments	(2,268)	(1,109)	0	(461,558)	(464,935)
Net sales	$120,980	$200,097	$0	$19,452	$340,529

Income (loss) from continuing operations	$(35,941)	$(16,531)	$2,047	$(461)	$(50,886)

Loss from discontinued operations, net of income tax benefit	0	0	0	0	0

Net income (loss)	$(35,941)	$(16,531)	$2,047	$(461)	$(50,886)

Goodwill	$0	$0	$0	$0	$0

Total assets	$840,933	$277,581	$58,137	$44,799	$1,221,450

Three months ended
February 28, 2003 (Page 3 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$117,862	$267,067	$0	$3,672	$388,601

Transfers between segments	(897)	(1,120)	0	0	(2,017)

Net sales	$116,965	$265,947	$0	$3,672	$386,584

Income (loss) from continuing operations before reorganization expense	$(1,112)	$(10,670)	$43,231	$(783)	$30,666

Reorganization (expense)	(778)	(892)	(867)	(108)	(2,645)

Income (loss) from continuing operations	$(1,890)	$(11,562)	$42,364	$(891)	$28,021

Loss from discontinued operations, net of income tax expense	0	0	0	0	0

Net income (loss)	$(1,890)	$(11,562)	$42,364	$(891)	$28,021

Goodwill	$0	$0	$0	$0	$0

Total assets	$461,628	$111,729	$60,862	$12,906	$647,125

(14)      Subsequent Event

Subsequent to February 28, 2003, the Court approved the sale of the majority of our domestic crop production nitrogen assets, as well as our interest in Farmland MissChem Limited and related assets, to Koch Nitrogen Company.  During the auction process, we also sold certain domestic crop production nitrogen assets, primarily terminals, to other parties.  These assets were sold for cash of approximately $175 million plus the assumption of certain liabilities.  We estimate we will incur an additional loss, in the range of $45 million to $50 million, related to these transactions.  We believe this additional loss, which will be recognized in the quarter ending May 31, 2003, is principally attributable to certain bidders’ decisions subsequent to February 28, 2003 to not participate in the auction due to uncertainties attributable to the effects of the commencement of the war with Iraq.  These sale transactions are subject to regulatory approval and there can be no assurance when, or if, the transactions will be consummated.

Excluding our closed manufacturing facilities at Pollock, Louisiana and Lawrence, Kansas, the crop production nitrogen assets sold represent 84% of our anhydrous ammonia production capacity, 67% of our UAN production capacity, and 100% of our urea production capacity.  We estimate that the facilities sold produced approximately 75% of our total crop production nitrogen sales of approximately $65 million and $85 million during the three months ended February 28, 2002 and 2003, respectively, and $185 million and $195 during the six months ended February 28, 2002 and 2003, respectively.  During the three months ended February 28, 2002 and 2003, we recognized $7.0 million and $3.5 million, respectively, of income related to our ownership interest in Farmland MissChem Limited.  During the six months ended February 28, 2002 and 2003, we recognized $5.9 million and $4.0 million, respectively, of income related to our ownership interest in Farmland MissChem Limited.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland’s Annual Report on Form 10-K for the year ended August 31, 2002.

Recent Developments

      Bankruptcy Proceedings

On May 31, 2002 (the “Petition Date”), Farmland Industries, Inc. and four of its subsidiaries, Farmland Foods, Inc., Farmland Pipe Line Company, Farmland Transportation, Inc., and SFA, Inc., (collectively, the “Debtors”) filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, Western District of Missouri (the “Court”) (Joint Case Number 02-50557-JWV).  The filings were made in order to facilitate the restructuring of the Debtors' trade liabilities, debt, and other obligations.  We continue to manage the business, as debtors-in-possession, but may not engage in transactions outside the ordinary course of business without the approval of the Court.

On June 4, 2002, the Court appointed a committee to represent the interests of unsecured creditors (the “Creditors' Committee”) and a committee to represent the interests of unsecured bondholders (the “Bondholders' Committee”).  The Creditors' Committee and the Bondholders' Committee are comprised of representatives of the Debtors' unsecured creditors and unsecured bondholders, respectively.  Both committees review and gather information about the Debtors' financial condition and restructuring activities.  We are required to reimburse certain fees and expenses of each committee, including fees for attorneys and other professionals, to the extent allowed by the Court.

Subsequent to the Petition Date, the Court approved the Debtors’ request to enter into a new credit facility with a syndicate of banks to provide up to $306.0 million of debtors-in-possession financing (“the DIP Credit Facility”).  The DIP Credit Facility partially replaced a five-year $500 million credit facility entered into with a syndicate of banks on February 7, 2002 (the “Pre-petition Credit Facility”).

As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  January 10, 2003 (the “Bar Date”) was set by the Court as the date by which most creditors were required to file proof of claims against the Debtors.  We currently are evaluating these claims for possible objections.  As a result, at this time the ultimate amount of claims that will be allowed by the Court is not determinable.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors’ liabilities and equity interests would be restructured.  This plan of reorganization identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and are not solicited to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes include holders of unsecured demand loan certificates and holders of unsecured subordinated debenture bonds, as well as general unsecured creditors of Farmland Industries, Inc.  As a general matter, each impaired class is entitled to vote as a class to accept or reject the plan of reorganization.  Although management filed a plan of reorganization, there can be no assurance at this time whether it will be approved or confirmed by the Court.

As a part of the bankruptcy process, we are required to file a disclosure statement with the Court.  The disclosure statement will provide all creditor classes with information regarding our proposed reorganization, including identification of assets we intend to sell and estimated cash proceeds from those sales.  Currently, Farmland must file a disclosure statement by May 13, 2003; however, we may request from the Court an extension of this deadline.  Once the Court approves the disclosure statement, we will send the disclosure statement and plan of reorganization to the various impaired classes, and the plan of reorganization will be voted on by those classes.  The Court has also extended the exclusive periods to file and confirm a plan of reorganization to May 31, 2003 and July 30, 2003, respectively.

The plan of reorganization, as filed, in effect contemplates either that the Debtors will reorganize around our pork and/or beef marketing businesses, with other assets being sold, or that the Debtors will sell all or substantially all of their assets.  The plan of reorganization also provides for the payment of obligations under the DIP Credit Facility and certain pre-petition liabilities under the Pre-petition Credit Facility in full in cash on the earlier of the effective date of the plan of reorganization or November 30, 2003.  As to various impaired classes, including the classes pertaining to the holders of our demand loan certificates and our subordinated debenture bonds, as well as our general unsecured creditors, the plan provides that these classes will receive cash and/or securities of the reorganized entity.  The amounts to be received by any particular class are subject to further negotiation and will depend, in part, on the amounts we realize from potential sales of assets.  As a result, we will need to amend the plan of reorganization before it is confirmed.  The plan of reorganization, if accepted and confirmed, will substantially change the amounts and characterization of liabilities currently disclosed in the accompanying unaudited Condensed Consolidated Financial Statements.

Farmland believed, based on consultation with counsel, that the plan of reorganization, as filed on November 27, 2002,, satisfied the DIP Credit Facility requirement to file an acceptable plan of reorganization by that date.  During December 2002, the DIP Lenders asserted that the plan of reorganization, as filed, did not satisfy the requirements of the DIP Credit Facility.  To resolve this assertion, Farmland entered into an amendment to the DIP Credit Facility on January 8, 2003 (the “DIP Amendment”).   The Court approved the DIP Amendment on March 3, 2003 (the “Approval Date”).  The DIP Amendment, as approved by the Court, eliminated the requirement by Farmland to file a plan of reorganization approved by all DIP Lenders and eliminated the requirement that the auditors’ report covering Farmland’s Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern.

The ability of Farmland to continue as a going concern is dependent upon, but not limited to, the confirmation of the plan of reorganization, continued access to adequate sources of capital, the continued compliance with all covenants under the DIP Credit Facility, as amended, the ability to secure new financing adequate to support our remaining businesses if and when we emerge from our Chapter 11 proceedings, retention of key suppliers, customers and employees, and the ability to sustain positive cash flows sufficient to fund operations and repay debt.  No assurance can be given that the Debtors will be successful in reorganizing their affairs within the Chapter 11 proceedings.  Because of the ongoing nature of the reorganization process, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, the accompanying unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

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

      Crop Production Nitrogen Assets

Subsequent to August 31, 2002, the Board authorized management to initiate a bid process for our crop production nitrogen assets and we received various bids during mid-November 2002.  Based on management's evaluations of the bids received and the negotiations regarding terms and conditions we selected Koch Nitrogen Company ("Koch") as the lead bidder.  The Debtors entered into a purchase agreement with Koch for the sale of the majority of our domestic nitrogen assets, which includes most of our anhydrous ammonia production and terminal facilities that we either own or lease.  The Debtors also entered into a second purchase agreement with Koch for the sale of our foreign nitrogen assets, consisting primarily of our 50% ownership interest in Farmland MissChem Limited and related assets.  Farmland MissChem Limited owns an anhydrous ammonia production facility in The Republic of Trinidad and Tobago.

Subsequent to February 28, 2003, the Court approved the sale of the majority of our domestic crop production nitrogen assets, as well as our interest in Farmland MissChem Limited and related assets, to Koch Nitrogen Company.  During the auction process, we also sold certain domestic crop production nitrogen assets, primarily terminals, to other parties.  These assets were sold for cash of approximately $175 million plus the assumption of certain liabilities.  We estimate we will incur an additional loss, in the range of $45 million to $50 million, related to these transactions.  We believe this additional loss, which will be recognized in the quarter ending May 31, 2003, is principally attributable to certain bidders’ decisions subsequent to February 28, 2003 to not participate in the auction due to uncertainties attributable to the effects of the commencement of the war with Iraq.  These sale transactions are subject to regulatory approval and there can be no assurance when, or if, the transactions will be consummated.

      Petroleum Assets

In our plan of reorganization, filed November 27, 2002, we stated our intent to dispose of our petroleum assets.  Despite this stated intent, these assets are not classified as held for sale as, ultimately, any disposition must be approved by the Court and, to date, the Court has not approved such disposition. As a result, as of February 28, 2003, our petroleum assets were classified as held for operations.  These assets had been tested for impairment using projected undiscounted cash flows based on management's best assumptions regarding the use and eventual disposition of these assets and the estimated fair value we would receive on disposition of these assets.  Based on our impairment tests, the carrying value for these assets exceeded our estimated fair value by $147.7 million.  This estimated loss is included in reorganization expense in these unaudited Condensed Consolidated Statements of Operations for the six months ended February 28, 2003.

      North America Grain Assets

Our Board of Directors has authorized management to negotiate the possible sale of substantially all of our North America Grain assets.  These assets are currently leased to ADM/Farmland, an operating division of the Archer Daniels Midland Company (“ADM”) and are classified as held for operations.  Farmland receives 50% of the earnings or losses of the ADM/Farmland unit as a component of the lease.

      Protein Assets

As part of the reorganization process, Farmland has a responsibility to consider whether it would be in the best interest of all the unsecured creditors, unsecured bondholders, and other stakeholders to retain or to sell part or all of our protein assets, including Farmland Foods, Inc., Livestock Production and our investment in Farmland National Beef Packing Company.  To help us determine the course of action that will provide the most value to our unsecured creditors, Farmland requested, and has received, Court approval to enter into a contract with Trinity Capital, LLC to provide strategic and financial advisory and consulting services in connection with our evaluation of our protien assets.  We also received Court approval to enter into a contract with Goldsmith, Agio, Helms & Lynner, LLC to serve as our exclusive agent  for evaluating and pursuing transactions pertaining to our protein assets.  We anticipate amending our plan of reorganization to reflect that, in connection with our DIP Amendment, we have established a process for selling our beef marketing business, and this process includes certain milestone dates.  See “Financial Condition, Liquidity and Capital Resources” for additional information regarding the DIP Amendment.  If we are able to pay, in full, our DIP Lenders prior to the date we would otherwise be required to sell our beef marketing business, we will not have any obligation to sell a part or all of our beef marketing business.

Critical Accounting Policies

The unaudited Condensed Consolidated Financial Statements of Farmland are prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  These critical accounting policies are identified and described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended August 31, 2002.

One of the identified critical accounting policies disclosed our method for valuing long-lived and intangible assets, including goodwill.  This policy has been modified as a result of the adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, on September 1, 2002.  Application of SFAS No. 144 requires management to make various estimates, including estimates as to the fair value of long-lived assets.  While all such estimates by management have been in good faith, actual results will differ from management’s estimates.  See “Recent Developments – Disposition of Assets” for further information regarding application of SFAS No. 144.

Contractual Obligations

Farmland’s contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in Millions)

Long-term debt including capital leases (4)	$412.6	$251.6	$47.8	$81.4	$31.8
Liabilities subject to compromise(1)	879.0	N/A	N/A	N/A	N/A
Operating leases(2)	141.0	36.2	43.7	21.0	40.1
Take or pay contracts	130.3	29.7	51.6	36.9	12.1
Forward purchase obligation (3)	1,755.4	420.5	628.4	529.8	176.7
Purchase option for Enid, Oklahoma nitrogen facilities (4)	25.5	25.5	-0-	-0-	-0-
Total contractual obligations	$3,343.8	$763.5	$771.5	$669.1	$260.7

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

(3)

The forward purchase contracts are primarily for a commodity and have variable pricing.  The contractual obligations were calculated using a five-year historical average price.  We also have contracts to take, at variable formula prices, the output of our SF Phosphates and Farmland MissChem joint ventures.  As the output is not controlled by Farmland, we have not included future purchases from these ventures in this table.  Furthermore, during April 2003, the Court approved the sale of our interest in Farmland MissChem and related assets.  Consummation of this sale will terminate our obligation to purchase our share of the output of Farmland MissChem.  During the year ended August 31, 2002, we purchased 653,926 tons of crop nutrients  at a cost of $91.3 million from these ventures.

(4)

The Court approved the sale of our Enid, Oklahoma nitrogen facilities on April 1, 2003.  As a part of this sales transaction, the buyer has assumed responsibility for remaining lease payments on the facility as well as payment of the purchase option.  This sales transaction is subject to regulatory approval and there can be no assurance when, or if, the transaction will be consummated.

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

Subsequent to the Petition Date, the Debtors and a syndicate of banks, including Deutsche Bank Trust Company Americas, entered into the DIP Credit Facility to provide up to $306.0 million in post-petition financing.  The $306.0 million DIP Credit Facility was comprised of two separate commitments: a $25.0 million Tranche A commitment and a $281.0 million Tranche B commitment.  The Tranche A commitment was intended to be a “backstop” to be used only if we needed to issue new letters of credit or we had exhausted our borrowing capacity under Tranche B as determined periodically by a borrowing base calculation based on collateral values.  During the period beginning with the inception of the DIP Credit Facility and ending with the termination of Tranche A (as described below), Farmland did not utilize Tranche A for any borrowings.

Farmland believed, based on consultation with counsel, that the plan of reorganization, as filed on November 27, 2002, satisfied the DIP Credit Facility requirement to file an acceptable plan of reorganization by that date.  During December  2002, the DIP Lenders asserted that the plan of reorganization, as filed, did not satisfy the requirements of the DIP Credit Facility.  Farmland entered into an amendment to the DIP Credit Facility on January 8, 2003 (the “DIP Amendment”).  The Court approved the DIP Amendment on March 3, 2003 (the “Approval Date”).  The DIP Amendment, as approved by the Court:

  eliminated the requirement that Farmland file a plan of reorganization approved by all DIP Lenders;

  eliminated the requirement that the auditors’ report covering Farmland’s Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern;

  eliminated the Tranche A commitment as of December 9, 2002;

  reduced the Tranche B commitment to $256.5 million as of the Approval Date;

  required prepayment of at least $40 million of loans under the DIP Credit Facility or the Pre-petition Credit Facility by February 28, 2003 (such prepayment was made and was applied to borrowings outstanding under Tranche B, reducing the Tranche B commitment to $216.5 million) and an additional $10 million of loans under the DIP Credit Facility or the Pre-petition Credit Facility by March 31, 2003 (such prepayment was made and was applied to borrowings outstanding under both Tranche B and the Pre-petition Credit Facility);

  established milestones relating to the progress of the sales of our crop production and beef marketing businesses;

  permitted us to issue new letters of credit under the Tranche B commitment; and

  limited the application of the default interest rate, which increased our borrowing rate by 200 basis points, to the period from December 9, 2002 until the Approval Date.

As of February 28, 2003, the DIP Credit Facility was comprised of  $256.5 million Tranche B commitment (reduced to $216.5 million as of March 3, 2003).  Our ability to borrow under Tranche B of the DIP Credit Facility, as amended, is limited by several factors, including:

.	the amount available under Tranche B is determined periodically through the use of a borrowing base formula based on the amount and nature of our inventory, receivables and required reserves;
.

we are subject to two  budget covenants contained in the DIP Credit Facility, as amended: (1) a maximum amount of the DIP Credit Facility that can be utilized,  and (2) a minimum level of operating revenues, both as described in the agreement; and

.	we are required to comply with all of the other terms and conditions of the DIP Credit Facility.

As of February 28, 2003, Farmland had borrowings under the DIP Credit Facility of $107.2 million, and $31.7 million of the facility was being utilized to support letters of credits.  As calculated at February 28, 2003 and March 30, 2003, additional availability under the DIP Credit Facility was approximately $18.6 million and $21.0 million, respectively.  Management believes that our borrowing capacity under the DIP Credit Facility, as amended, is adequate to enable us to continue operations under the supervision of the Court.

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

At February 28, 2003, we believe we were in compliance with all financial covenants, terms, and conditions of both the DIP Credit Facility, as amended, although, as discussed above, the DIP Amendment did not become effective until approved by the Court on March 3, 2003.

Interest on the DIP Credit Facility is variable and was based on a spread (2.5% through December 9, 2002; 4.5% from December 9, 2002 through the Approval Date; and 2.5% subsequent to the Approval Date) over the higher of (1) the Prime Rate or (2) the rate which is 50 basis points in excess of the Federal Funds Effective Rate, as such terms are defined in the DIP Credit Facility.  As of February 28, 2003, the higher rate, as so determined, was 8.75% (reduced to 6.75% as of the Approval Date).  Through December 9, 2002, commitment fees of up to 100 basis points per annum were paid periodically on the unused portion of Tranche A of the DIP Credit Facility.

As of February 28, 2003, $127.1 million of the pre-petition term loan remains outstanding and accrues interest at a rate of 4% over the base rate.  As of February 28, 2003, the pre-petition term loan was accruing interest at a rate of 8.25%.  Farmland does not pay any commitment fees related to the pre-petition term loan.  All other obligations under the Pre-petition Credit Facility were paid from the proceeds of the DIP Credit Facility or have otherwise been satisfied.

The DIP Credit Facility, as amended, expires on the occurrence of an event that constitutes a commitment termination date as defined in the agreement or, if no such event has occurred, on November 30, 2003.  All outstanding borrowings under the DIP Credit Facility are due and payable on the commitment termination date.  We anticipate that the DIP Credit Facility, but not the remaining borrowings under the Pre-petition Credit Facility, will be paid in full when our crop production nitrogen assets sales are consummated and the related crop production receivables are collected.  However, these sale transactions are subject to regulatory approval and there can be no assurance when, or if, the transactions will be consummated.

In August 2001, Farmland National Beef Packing Company, L.P. (“FNBPC”), which is not a Debtor entity and which has continued normal operations, established a five-year, $225 million credit facility with a syndicate of banks.  This facility provides for a line of credit for up to $100 million, and a term loan of $125 million, both of which are nonrecourse to Farmland.  Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants.    At February 28, 2003 FNBPC had:

.	borrowings under the credit facility of $133.9 million;
.	letters of credit, supported by the credit facility, totaling $20.0 million;
.	availability under the credit facility of approximately $66.6 million; and
.	borrowings outside of the credit facility, primarily Industrial Revenue Bonds, totaling $14.2 million.

FNBPC was in compliance with all covenants as of February 28, 2003.

During 2002, a decision was made to dispose of our international grain trading subsidiaries (collectively referred to as Tradigrain), through an orderly liquidation of assets and settlement of liabilities.  The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables, and the settlement of trade and financing liabilities.  Our Switzerland subsidiary, which held the primary credit facility to fund the operations of all Tradigrain subsidiaries, filed for creditor protection at that time and all unused lines of credit were rescinded.  Continuing financing is negotiated with the banks on an as needed basis.  As of February 28, 2003, Tradigrain had short-term borrowings of $2.2 million and additionally had $0.7 million of outstanding checks and drafts, in excess of available cash balances, which will be funded by the banks.  All obligations of Tradigrain are nonrecourse to Farmland and Farmland’s other affiliates.

Farmland maintains other borrowing arrangements, primarily Industrial Revenue Bonds, with banks and financial institutions. Under such arrangements, at February 28, 2003, $29.6 million was borrowed, of which $5.4 million was nonrecourse to Farmland, and an additional $2.6 million, all nonrecourse to Farmland, was used to support letters of credit.

Farmland has issued and outstanding 2 million shares of 8% Series A Cumulative Redeemable Preferred Shares (the "Preferred Shares") with an aggregate liquidation preference of $100 million ($50 liquidation preference per share).  The Preferred Shares are not redeemable prior to December 15, 2022.  On and after December 15, 2022, the Preferred Shares may be redeemed for cash at our option, in whole or in part, at specified redemption prices declining to $50 per share on and after December 15, 2027, plus accumulated and unpaid dividends.  The Preferred Shares do not have any stated maturity, are not subject to any sinking fund or mandatory redemption provisions and are not convertible into any other security.  Subsequent to the Petition Date, our Board of Directors has not authorized any payments of dividends on the Preferred Shares.  The status of the Preferred Shares, including accumulated but unpaid dividends, will be subject to the final terms established in the Debtors’ plan of reorganization as confirmed by the Court.

For the six months ended February 28, 2003, Farmland primary sources of cash were:

.	cash generated from operations and from changes in assets and liabilities, before reorganization items, of $58.9 million primarily as a result of collecting approximately $52.7 million in settlements related to vitamin supplements;
.	proceeds from sale of fixed assets and investments and collection of notes receivable of $20.7 million;
.	distributions received from joint ventures of $10.0 million; and
.	an increase in checks and drafts outstanding of $9.5 million.

Cash generated was primarily used to:

.	repay $50.8 million of borrowings;
.	fund $29.5 million in capital expenditures, primarily related to our beef marketing business; and
.	pay reorganization costs, primarily professional fees, of $14.3 million.

Results of Operations

      General

In view of the seasonality of Farmland’s businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

Farmland’s sales, gross margins and net income or loss depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, currency fluctuations, tariffs, concerns over food safety, and other factors affecting United States imports and exports.  In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables, such as general economic conditions, conditions in financial markers, embargoes, political instabilities, war with Iraq, terrorist activities, local conflicts and other incidents affect, among other things, the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland’s operations.  Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.  For example, at times during the last few years, the results of our crop production business have been adversely affected by a combination of high natural gas prices and competition from imports.  Also, for example, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.  Management cannot determine the extent to which these factors may impact our future operations.

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

Results of Operations for Six Months Ended February 28, 2003 Compared to Six Months Ended February 28, 2002.

Sales for the six months ended February 28, 2003 decreased approximately $103.5 million, or 3%, compared with the same period last year.  This decrease is primarily due to a decrease in sales recorded by our petroleum segment as we no longer market product to retailers, a decrease in sales recorded by our pork marketing segment as a result of lower pork selling prices, and a decrease in sales recorded by our other operating segment as a result of exiting non-strategic businesses, partially offset by improved sales in our beef marketing segment due to higher beef unit sales and unit selling prices.

For the six months ended February 28, 2003, we had a net loss of $388.2 million compared with a net loss of $46.5 million for the same period last year.  The increased loss is primarily related to reorganization expense of $443.3 million incurred in the six months ended February 28, 2003, primarily resulting from the impairment of our crop production and petroleum assets, and a decline in our petroleum segment results before reorganization expense.  This increased loss is partially offset by an improvement in the crop production segments operating results before the reorganization charge, a partial settlement of vitamin supplement litigation and a decrease in interest expense primarily as a result of discontinuing interest accruals on certain unsecured debt.

      Pork Marketing

Sales of pork marketing segment decreased $45.2 million, or 5%, during the six months ended February 28, 2003 compared with the same period last year.  The decrease was primarily due to an approximate 10% decrease in unit selling price partially offset by an approximate 5% increase in unit sales volume.  Unit selling prices declined primarily as a result of competing proteins on the domestic market due to the lingering effect of the Russian import ban on poultry products.

Income in the pork marketing segment increased $8.2 million, or approximately 69%, during the six months ended February 28, 2003 to an income of $20.3 million compared to an income of $12.0 million in the same period last year.  Management continued to focus on shifting volume from commodity pork to value added branded pork.  As a result, we were able to increase our margins related to value added branded pork by approximately $5 million.  However, this improvement was offset by an approximate $5 million decrease in commodity pork margins.  Commodity pork margins declined primarily as a result of the glut of competing proteins on the market as a result of the Russian import ban on poultry products earlier this year.  Significant factors, which caused the income of the pork marketing segment to increase for the six months, ended February 28, 2003 compared with the prior year included:

.	interest expense decreased $6.1 million primarily due to discontinuing interest on certain pre-petition debt;
.	during the six months ended February 28, 2003, we reduced advertising and direct marketing costs by $2.8 million compared with the same period last year;
.	during the six months ended February 28, 2003, we reduced employee-related expenses by $1.0 million due to work force reductions compared with the same period last year;
.	during the six months ended February 28, 2003, we reduced information system expenses by $1.2 million compared with the same period last year;
.	during the six months ended February 28, 2003, we realized income from vendor settlements of $2.0 million;
.	during the six months ended February 28, 2003, we realized a loss from derivative commodity instruments of $0.7 compared with a loss of $1.8 million during the same period last year; and
.	during the six months ended February 28, 2003, we recognized income of $1.3 million from proceeds received from settlements related to vitamin supplements.

The above increases in income were partly offset by losses incurred by our livestock production group.  These losses were primarily the result of lower live hog prices, which reduced margins by $6.3 million, and a $1.4 million increase in feed costs.  The lower live hog prices, which reduced margins at the livestock production level, were not fully recovered at the processing level due to lower unit selling prices for pork products.

      Beef Marketing

Sales of the beef marketing segment increased $66.6 million, or 4%, during the six months ended February 28, 2003 compared with the same period last year.  The increase was primarily due to an approximate 2% increase in unit sales volume combined with an approximate 2% increase in unit selling price.

Income in the beef marketing segment decreased $3.8 million, or approximately 18%, during the six months ended February 28, 2003 to an income of $17.8 million compared to an income of $21.6 million in the same period last year.  The $3.8 million decrease is primarily attributable to:

.	during the six months ended February 28, 2003 as compared to the same period last year, margins decreased by $8.6 million primarily due to higher costs as a result of tighter cattle supplies; and
.	other income decreased $1.3 million primarily related to $3.1 million from reimbursements related to the aLF joint venture in the prior year, offset partially by income of $2.3 million from settlements related to vitamin supplements received in the current year.

These factors were partially offset by:

.	during the six months ended February 28, 2003 selling, general and administrative expense decreased $1.5 million compared with the same period last year;
.	during the six months ended February 28, 2003, minority owners’ interest in net income was reduced by $2.2 million as a result of lower net income recognized by FNBPC as compared with the six month period ended February 28, 2002;
.	during the six months ended February 28, 2003 as compared to the same period last year interest costs decreased by $1.3 million due to a lower debt level and lower interest rates; and
.	during the six months ended February 28, 2003, losses from investees decreased by $1.0 million as compared with the same period last year.

      World Grain

Our world grain segment incurred a loss of $6.9 million for the six months ended February 28, 2003 compared with a loss of $14.7 million in the same period last year.  This change is attributable, in part, to our discontinued international grain operations which, during the six months ended February 28, 2002, incurred a loss of $14.2 million primarily due to lower gross margins in wheat, corn, barley, sugar and freight, partly offset by improved margins in soya complex, compared with a loss of $0.1 million during the six months ended February 28, 2003.  This decrease in our loss from our international grain operations was partly offset by a $6.2 million decrease in our North American Grain operations primarily attributable to losses incurred through our interests in earnings and losses of ADM/Farmland.  This decrease in income from ADM/Farmland resulted primarily from losses recognized on wheat marketing.

      Crop Production

Sales of the crop production segment decreased $24.7 million, or 9%, for the six months ended February 28, 2003 compared with the same period last year.  This decrease was primarily due to a 10% decrease in unit sales volume partially offset by a 1% increase in unit selling price.  The decrease in unit sales volume is primarily due to a change in our product mix as a result of weather conditions combined with a 51% reduction in phosphate-based plant food sales as a result of the sale of our Joplin, Missouri phosphate plant during February 2002 and the sale by Farmland Hydro of substantially all its assets to Cargill Fertilizer, Inc. during November 2002.

The crop production segment loss increased by $210.2 million, to a loss of $288.2 million for the six months ended February 28, 2003 compared with a loss of $78.0 million for the same period last year, primarily as a result of a $275.2 million impairment charge recorded against certain long-lived assets.  The additional loss created by the impairment charge was partially offset by:

.	during the six months ended February 28, 2003, average unit selling prices were increasing at the same time as relatively low cost inventories were being sold, resulting in increased margins of $35.4 million in the current period compared with the same period last year;
.	interest expense decreased $12.1 million primarily due to discontinuing interest on certain pre-petition debt and lower inventory levels;
.	equity in income from investees increased by $4.8 million compared to the same period last year, primarily due to the increased earnings of our SF Phosphates joint venture;
.	derivative income increased by $5.5 million compared to the same period last year primarily as a result of the reclassification into earnings of approximately $3.0 million of gains on crop production’s discontinued cash flow hedges of natural gas as management determined it is probable that the original forecasted purchases of natural gas will not occur; and
.	during the six months ended February 28, 2003 we incurred $8.1 million less in unrecovered fixed costs due to the temporary idling of production facilities compared with the same period last year.

      Petroleum

Sales of the petroleum segment decreased $60.9 million, or approximately 10% for the six months ended February 28, 2003 compared with the same period last year.  The decrease was primarily the result of a 23% decrease in refined fuels units sold and an 84% decrease in propane volume sold, partially offset by a 28% increase in per unit selling prices for refined fuels.  The increase in unit prices for refined fuels was a result of a stronger demand for distillates compared to the previous year due to the colder than normal winter and the low inventories of crude oil in the United States due to the oil production workers’ strike in Venezuela and the threat of war with Iraq.  These lower inventories pushed the price of crude oil to highs not seen since the early 1990’s and thus the finished products prices followed.  The decrease in unit sales is primarily a result of the combination of the refinery operating at a lower production level than last year due to the reduced availability of crude oil, the temporary shutdown of a portion of the refinery during February 2003 to refresh catalyst,  and the impact of the sale of our equity interest in Country Energy.  Prior to the sale of Country Energy as of November 30, 2001, our sales included 41% of all product sold through our agent, Country Energy.  These sales arranged by Country Energy were derived from Cenex Harvest States’ portion of the output of the NCRA refinery at McPherson, Kansas, the output of Cenex Harvest States’ refinery at Laurel, Montana, the output of Farmland’s refinery at Coffeyville, Kansas, sales of gasoline and distillates purchased from third parties for resale, and sales of wholesale propane, lubricants and petroleum equipment.  During the six months ended February 28, 2003, our petroleum sales consisted of 100% of the output of our Coffeyville, Kansas refinery, and we no longer participated in sales related to the refineries at McPherson, Kansas or Laurel, Montana; in the resale of petroleum products to third parties; or in the selling of wholesale propane, lubricants and petroleum equipment.

The petroleum segment incurred a loss of $160.5 million during the six months ended February 28, 2003, compared with a net income of $18.7 million for the same period last year.  This $179.2 million decrease is primarily attributable to:

.	during the six months ended February 28, 2003, we incurred reorganization expense of $148.6 million primarily as a result of the impairment charge recorded against certain long lived assets;
.	during the six months ended February 28, 2003 as compared to the same period last year margins decreased by $17.0 million primarily due to the narrowing of the spread between crude oil costs and refined fuel selling prices as these spreads for the current year were very low for the first five months of the year due to higher inventories of refined fuels and weak demand;
.	during the six months ended February 28, 2003 we incurred losses from derivative commodity instruments of $0.5 million compared with a gain of $2.4 million during the same period last year; and
.	the results for the six months ended February 28, 2002 include an $18.0 million gain on the sale of our interest in Country Energy.

These factors were partially offset by:

.	during the six months ended February 28, 2003 as compared to the same period last year SG&A expense decreased $2.8 primarily as a result of exiting the petroleum marketing business, partially offset by increased bad debt expense, regulatory compliance expense and corporate allocated expenses; and
.	during the six months ended February 28, 2003 as compared to the same period last year interest expense decreased $2.3 million, primarily due to discontinuing interest on certain pre-petition debt.

      Feed

Our feed segment recorded net income of $50.4 million during the six months ended February 28, 2003, an increase of $47.8 million as compared to a net income of $2.7 million in the same period last year.  The increase is primarily related to $49.1 million in proceeds from settlements related to vitamin supplements received, and recognized as income, during the six months ended February 28, 2003 compared with $1.2 million of vitamin supplement settlement proceeds received, and recognized as income, during the six months ended February 28, 2002.

      Other Operating Units

The other operating units segment incurred a loss of $1.7 million during the six months ended February 28, 2003, an $8.5 million decrease as compared to income of $6.8 million in the same period last year.  The decrease in income was primarily the result of a $6.2 million gain realized on the sale of the wheat gluten production facility last year.

      Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense decreased $37.6 million for the six months ended February 28, 2003 compared with the same period last year.  SG&A expense directly associated with business segments decreased $15.6 million, primarily as a result of discontinuing our international grain operations, and the sale or closing of certain businesses included in our other operating units segment.  SG&A expense not directly associated with business segments decreased $22.0 million for the six months ended February 28, 2003 compared with the same period last year.  This decrease is primarily related to a reduction in employee related costs, outside service costs, reduced depreciation and amortization expense as a result of the sale of property, plant and equipment and impairment of certain information systems associated with businesses that will be sold as part of our bankruptcy process, and reduced financial advisory fees subsequent to our bankruptcy filing.

      Restructuring and Other Charges

During the six months ended February 28, 2003 an adjustment in the amount of $0.6 million was made to reduce the reserve for restructuring activities.  The reduction was due to reaching a settlement with a third party regarding certain liabilities.  During the six months ended February 28, 2003, restructuring income of $2.3 million was recorded of which $1.7 million was recorded as a result of the recovery of precious metals contained in our catalyst when equipment was dismantled at our Lawrence, Kansas plant, and $0.6 million was recorded as a result of the adjustment to the reserve due to the settlement of liabilities previously discussed.

During the six months ended February 28, 2002 we recorded adjustments in the amount of $2.8 million to the reserve created during the prior year for restructuring activities.  The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant in Russell, Kansas.  This sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining idle plant and property.  Deductions to the reserve, in the amount of $1.3 million for the six months ended February 28, 2002, represent severance payments and ongoing maintenance costs associated with closed facilities.  Also as a part of this transaction, a gain in the amount of $3.5 million was recorded representing the excess of the net proceeds over the plant’s estimated net realizable value.  See Note 9 “Restructuring and Other Charges” in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

      Interest Expense

Interest expense from continuing operations decreased $28.6 million during the six months ended February 28, 2003 compared with the same period last year.  Interest expense directly charged to the business segments decreased $24.4 million.  The decrease in interest expense is primarily a result of the following:

.	due to our bankruptcy, we discontinued accruing interest on certain unsecured debt, primarily subordinated debt securities, resulting in a $23.6 million decrease in interest expense; and
.	interest expense from other borrowings decreased $3.0 million as a result of a decrease in our average borrowing rate, partially offset by an increase in our average borrowings.

      Other Income

Other income from continuing operations increased $34.4 million for the six months ended February 28, 2003 compared with the same period last year.  Other income directly associated with business segments increased $33.8 million, primarily as the combined effect of the following:

.	proceeds of $52.7 million from settlements related to vitamin supplements were received, and recognized as income, during the six months ended February 28, 2003 compared with $1.2 million of vitamin supplement settlement proceeds received, and recognized as income, during the six months ended February 28, 2002;
.	reclassification into earnings of approximately $3.0 million of gains on crop production’s discontinued cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur; and
.	the above partly offset by an $18.0 million gain on the sale of Country Energy recognized during the six months ended February 28, 2002.

Other income not directly associated with a business segment increased $0.6 million for the six months ended February 28, 2003 compared with the same period last year.

      Reorganization Expense

Reorganization expense of $443.3 million during the six months ended February 28, 2003 consisted of costs associated with the Chapter 11 proceedings that are not directly attributable to the on-going operations of Farmland.  Such costs include $425.8 million from the impairment of certain long-lived assets, $16.1 million for professional fees, $2.9 million for employee severance and retention, $1.5 million for damages on rejected executory contracts, and a $0.9 million loss on the sale of investments.  These costs are partially offset by a $2.4 million gain on settlement with vendors and a $1.4 million gain on the disposal of property, plant and equipment.  See Note 11 “Reorganization Expense” in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

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

Results of Operations for Three Months Ended February 28, 2003 Compared to the Three Months Ended February 28, 2002

Sales for the three months ended February 28, 2003 increased $84.7 million, or 5%, compared with the same period last year.  This increase is primarily due to an increase in sales recorded by our petroleum segment as a result of an increase in refined fuels selling prices, and an increase in sales recorded by our beef marketing segment as a result of an increase in beef selling prices, partially offset by a decrease in sales recorded by our other operating segment as a result of exiting non-strategic businesses.

For the three months ended February 28, 2003, we had net income of $29.0 million compared with a net loss of $49.7 million for the same period last year.  This improvement is primarily related to partial settlements of vitamin supplement litigation and improvements in our crop production, petroleum and pork marketing segments operating results before reorganization expense, partially offset by reorganization expense of $9.5 million.

      Pork Marketing

Sales of the pork marketing segment increased $6.1 million, or 2%, during the three months ended February 28, 2003 compared with the same period last year.  The increase was primarily due to an approximate 9% increase in unit sales volume partially offset by an approximate 7% decrease in unit selling price.  Unit selling price declined primarily as a result of competing proteins on the domestic market due to the lingering effect of the Russian ban on poultry products.

Income in the pork marketing segment increased $6.8 million during the three months ended February 28, 2003 to an income of $8.7 million compared to an income of $2.0 million in the same period last year.  Significant factors that caused the income of the pork marketing segment to increase for the three months ended February 28, 2003 compared with the prior year included:

.	interest expense decreased $3.0 million primarily due to discontinuing interest on certain pre-petition debt;
.	during the three months ended February 28, 2003, we reduced employee-related expenses by $0.8 million due to work force reductions compared with the same period last year;
.	during the three months ended February 28, 2003, we reduced information system expenses by $0.5 million compared with the same period last year;
.	during the three months ended February 28, 2003, we realized income from vendor settlements of $1.9 million;
.	during the three months ended February 28, 2003, we realized a gain from derivative commodity instruments of $0.5 million compared with a loss of $2.6 million during the same period last year; and
.	during the three months ended February 28, 2003, we recognized income of $1.3 million from proceeds received from settlements related to vitamin supplements.

The above increases in income were partly offset by losses incurred by our livestock production group.  These losses were primarily the result of lower live hog prices, which reduced margins by $2.0 million, and a $0.7 million increase in feed costs.  The lower live hog prices, which reduced margins at the livestock production level, were not fully recovered at the processing level due to lower unit selling prices for pork products.

      Beef Marketing

Sales of the beef marketing segment increased $32.6 million, or 4%, during the three months ended February 28, 2003 compared with the same period last year.  The increase was primarily due to an approximate 7% increase in unit selling price partially offset by an approximate 3% decrease in unit sales volume.

Income in the beef marketing segment decreased $4.4 million, or approximately 43%, during the three months ended February 28, 2003 to an income of $5.8 million compared to an income of $10.2 million in the same period last year.  The $4.4 million decrease is primarily attributable to:

.	during the three months ended February 28, 2003 as compared to the same period last year margins decreased $8.1 million primarily due to higher costs as a result of tighter cattle supplies; and
.	other income decreased $0.7 million primarily related to $3.1 million from reimbursements related to the aLF joint venture in the prior year, offset partially by income of $2.3 million from a settlement related to vitamin supplements received in the current year.

These factors were partially offset by:

   .       during the three months ended February 28, 2003 selling, general and administrative expense decreased $1.0 million compared with the same period last year;

   .      during the three months ended February 28, 2003 minority owners’ interest in net income was reduced by $2.3 million as a result of lower net income recognized by FNBPC as compared with the three-month period ended
          February 28, 2002; and

   .      during the three months ended February 28, 2003 as compared to the same period last year interest costs decreased by $0.5 million due to a lower debt level and lower interest rates.

      World Grain

Our world grain segment incurred a loss of $6.6 million for the three months ended February 28, 2003 compared with a loss of $10.4 million in the same period last year.  This change is attributable, in part, to our discontinued international grain operations which during the three months ended February 28, 2002, incurred a loss of $11.3 million primarily due to lower gross margins on corn, barley, and sugar, partly offset by improved margins in wheat and soya complex, compared with a loss of $0.3 million during the three months ended February 28, 2003.  This decrease in our loss from our international grain operations was partly offset by a $7.2 million decrease in our North American Grain operations primarily attributable to losses incurred through our interests in the earnings and losses of ADM/Farmland.  This decrease in income from ADM/Farmland resulted primarily from losses recognized on wheat marketing.

      Crop Production

Sales of the crop production segment decreased $4.0 million, or 3%, during the three months ended February 28, 2003 compared with the same period last year.  The decrease was primarily due to a $7.1 million decrease in sales from our transportation operations partially offset by a $3.1 million increase in sales of crop nutrients.  Crop nutrient sales increased as a result of a 13% increase in unit selling price partially offset by a 11% decrease in unit sales volume.  The decrease in unit sales volume is primarily due to a 62% drop in phosphate-based plant food sales as a result of the sale of our Joplin, Missouri phosphate plant during February 2002 and the sale by Farmland Hydro of substantially all the assets of Farmland Hydro to Cargill Fertilizer, Inc. during November 2002.

The crop production segment incurred a loss of $1.9 million for the three months ended February 28, 2003 compared with a loss of $35.9 million for the same period last year.  This $34.0 million improvement is primarily attributable to:

.	margins increased $18.0 million compared to the same period last year, primarily due to an increase in average unit selling prices and a change in product mix;
.	interest expense decreased $5.7 million primarily due to discontinuing interest on certain pre-petition debt and lower inventory levels;
.	derivative income increased by $5.0 million compared to the same period last year primarily as a result of the reclassification into earnings of approximately $3.0 million of gains on crop production’s discontinued cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur; and
.	during the three months ended February 28, 2003 we incurred $5.5 million less in unrecovered fixed costs due to the temporary idling of production facilities compared with the same period last year.

      Petroleum

Sales of the petroleum segment increased $65.9 million, or approximately 33%, for the three months ended February 28, 2003 compared with the same period last year.  The increase was primarily the result of a 66% increase in per unit selling prices for refined fuels partially offset by a 20% decrease in refined fuels units sold.  The increase in unit prices for refined fuels was a result of a stronger demand for distillates compared to the previous year due to the colder than normal winter and the low inventories of crude oil in the United States due to the oil production workers’ strike in Venezuela and the threat of war with Iraq.  These lower inventories pushed the price of crude oil to highs not seen since the early 1990’s and thus the finished products prices followed.  The decrease in unit sales was primarily a result of the refinery operating at a lower production level than last year due to reduced availability of crude oil and the temporary shutdown of a portion of the refinery during February 2003 to refresh catalyst.

The petroleum segment incurred a loss of $11.6 million during the three months ended February 28, 2003, compared with a loss of $16.5 million for the same period last year.  This $4.9 million improvement is primarily attributable to:

.	during the three months ended February 28, 2003 as compared to the same period last year, margins increased by $7.8 million primarily due to the widening of the spread between crude oil costs and refined fuel selling prices as these spreads for the prior year were very low due to a mild winter and low demand; and
.	during the three months ended February 28, 2003 as compared to the same period last year interest expense decreased by $1.1 million primarily due to discontinuing interest on certain pre-petition debt.

These factors were partially offset by:

.	during the three months ended February 28, 2003 as compared to the same period last year SG&A expense increased $2.8 million primarily due to increased bad debt expense, reorganization expense and corporate allocated expenses; and
.	during the three months ended February 28, 2003 we incurred losses from derivative commodity instruments of $0.5 million compared with a gain of $1.0 million during the same period last year.

      Feed

Our feed segment recorded net income of $42.4 million during the three months ended February 28, 2003, an increase of $40.4 million as compared to a net income of $2.0 million in the same period last year.  The increase is primarily related to $41.6 million of settlements related to vitamin supplements received, and recognized as income, during the three months ended February 28, 2003 compared with $1.2 million of vitamin supplement settlement proceeds received, and recognized as income, during the three months ended February 28, 2002.

      Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense decreased $17.5 million for the three months ended February 28, 2003 compared with the same period last year.  SG&A expense directly associated with business segments decreased $3.6 million, primarily as a result of the sale or closing of certain businesses included in our other operating units segment.  SG&A expense not directly associated with business segments decreased $13.9 million for the three months ended February 28, 2003 compared with the same period last year.  This decrease is primarily related to a reduction in employee related costs, outside service costs and reduced depreciation and amortization expense as a result of the sale of property, plant and equipment and the impairment of certain information systems associated with businesses that will be sold as part of our bankruptcy process.

      Restructuring and Other Charges

During the three months ended February 28, 2003 an adjustment in the amount of $0.6 million was made to reduce the reserve for restructuring activities.  The reduction was due to reaching a settlement with a third party regarding certain liabilities .  See Note 9 “Restructuring and Other Charges” in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

      Interest Expense

Interest expense from continuing operations decreased $12.6 million during the three months ended February 28, 2003 compared with the same period last year.  Interest expense directly charged to the business segments decreased $11.6 million.  The decrease in interest expense is primarily a result of the following:

.	due to our bankruptcy, we discontinued accruing interest on certain unsecured debt, primarily subordinated debt securities, resulting in a $11.9 million decrease in interest expense; and
.	interest expense from other borrowings increased $0.1 million as a result of an increase in both our average borrowings and as a result of a 200 basis point increase on borrowings from our DIP Credit Facility, as amended, from December 9, 2002 until the Approval Date.

      Other Income

Other income increased $44.7 million for the three months ended February 28, 2003 compared with the same period last year.  Other income directly associated with business segments increased $45.6 million primarily as a result of the following:

.	proceeds of $45.2 million from settlements related to vitamin supplements were received, and recognized as income, during the three months ended February 28, 2003 compared with $1.2 million of vitamin supplement settlement proceeds received, and recognized as income, during the three months ended February 28, 2002; and
.	$3.0 million of gains on crop production’s discontinued cash flow hedges because it became probable that the original forecasted purchases of natural gas would not occur.

Other income not directly associated with a business segment decreased $0.9 million for the three months ended February 28, 2003 compared with the same period last year.

      Reorganization Expense

Reorganization expense of $9.5 million during the three months ended February 28, 2003 consisted of costs associated with the Chapter 11 proceedings that are not directly attributable to the on-going operations of Farmland.  Such costs include $1.3 million from the impairment of certain long-lived assets, $7.2 million for professional fees, $2.0 million for employee severance and retention, $1.5 million for damages on rejected executory contracts, and a $0.6 million loss on the sale of investments.  These costs are partially offset by a $2.1 million gain on settlement with vendors and a $0.9 million gain on the disposal of property, plan and equipment.  See Note 11 “Reorganization Expense” in the accompany Notes to unaudited Condenses Consolidated Financial Statements.

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

Recent Accounting Pronouncements

SFAS No. 142 “Goodwill and Other Intangible Assets” was issued during June 2001 by the FASB.  On adoption of this standard, goodwill and other intangible assets with an indefinite life are no longer amortized; however, both goodwill and other intangible assets are tested annually for impairment.  For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003).  As of September 1, 2002 (the beginning of our fiscal year 2003), Farmland adopted this statement for goodwill resulting from business combinations with non-cooperatives.  In accordance with SFAS 142, we have tested our goodwill arising from business combinations with non-cooperatives and determined that no impairments exist.  For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  At February 28, 2003 the carrying value of goodwill in our Consolidated Balance Sheets was $28.6 million.  For the six months ended February 28, 2002 and 2003, Farmland recognized goodwill amortization of $1.3 million and $0.4 million, respectively from business combinations with cooperatives.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued during June 2002 by the FASB.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  However, SFAS No. 146 concludes that a commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  Previously issued financial statements may not be restated.  Adoption of this statement did not have a material impact on our financial position and results of operations.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland.  The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.  Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis will almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances.  Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with recently enacted regulations related to low sulfur gasoline and diesel fuel, the level of capital expenditures and monetary sanctions which will be required as a result of EPA proceedings, Court approval of a plan of reorganization, our ability to successfully implement any Court approved plan of reorganization, the adequacy of the DIP Credit Facility, as amended, to satisfy our liquidity requirements, our ability to comply with the covenants contained in the DIP Credit Facility, as amended, our ability to sell our petroleum assets at their estimated fair value, the receipt of cash from our joint venture, Farmland Hydro, the consummation of the transactions to sell our crop production nitrogen assets, our ability to realize our deferred tax assets, and our ability to liquidate our Tradigrain operation without incurring future losses.  Discussion containing such forward-looking statements is found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements”.

Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland:

1.	Weather patterns (flood, drought, frost, etc.) or crop failure.
2.	Federal or state regulations regarding agricultural programs.
3.	Federal or state regulations regarding the amounts of fertilizer and other chemical applications used by farmers
4.	Factors affecting the export of United States agricultural produce (including foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes, operating conditions and world demand).
5.	Factors affecting supply, demand and price of crude oil, refined fuels, natural gas, live hogs and cattle and other commodities.
6.	Regulatory delays and other unforeseeable obstacles beyond our control that may affect growth strategies through unification, acquisitions and investments in ventures.
7.	Competitors in various segments that may be larger than Farmland, offer more varied products or possess greater resources.
8.	Technological changes that are more difficult or expensive to implement than anticipated.
9.	Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments and environmental remediation costs in excess of amounts accrued.
10.	Material adverse changes in financial, banking or capital markets.
11.	Federal or state regulations regarding environmental matters.
12.	The continuing effects of terrorist attacks that disrupted the financial, credit and commodity markets and negatively impacted the United States economy and other economies.
13.	The possible effect the war with Iraq will have on the financial, credit and commodity markets.
14.	Public perception of the safety of meat products and the level of government regulations of meat safety.
15.	The factors identified in “Business and Properties - Business - Business Risk Factors” included in our Annual Report on Form 10-K for the year ended August 31, 2002.

PART II - OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

In November 1999, Farmland commissioned a voluntary audit at its Coffeyville, Kansas petroleum refinery to verify compliance with the construction permitting requirements of the state and federal Clean Air Acts.  We submitted a report detailing the audit findings to Region VII of the United States Environmental Protection Agency (“EPA”) on September 19, 2000.  In order to satisfy procedural prerequisites to resolve the findings, on January 17, 2002, EPA issued us a notice of violation.  The notice of violation seeks both injunctive relief in the form of installation of additional pollution control equipment and monetary sanctions.  At this point, it is not possible to determine the cost of the control device installations necessary to satisfy the EPA; however, we believe it is reasonably possible that the costs may eventually exceed $15 million.  Also, at this stage of these proceedings it is not possible to predict the final amount of monetary sanctions that will be necessary to resolve this matter.  Although Farmland believes this matter will ultimately be resolved for an immaterial amount, it is reasonably possible that the associated monetary sanctions may exceed $100,000.  See “Management's Discussion and Analysis of Financial Conditions and Results of Operations – Environmental Matters” in our Annual Report on Form 10-K, filed November 27, 2002.

On May 31, 2002, Farmland and certain of our subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.  This action is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - Bankruptcy Proceedings.”

On July 30, 2002, J.R. Simplot (“Simplot”) filed a complaint for declaratory judgment against Farmland in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4147.  In this proceeding, Simplot asserts that, by operation of Utah Revised Limited Liability Company Act (the “Act”), Farmland’s commencement of the Chapter 11 proceeding caused Farmland to forfeit governance rights in our SF Phosphates venture.  Farmland believes that this Utah state law is preempted by Federal Bankruptcy Code and, therefore, we maintain our governance rights in relation to SF Phosphates.  See “Business and Properties – Crop Production – Production” in our Annual Report on Form 10-K, filed November 27, 2002.

During April 2001, Tradigrain initiated a suit in the English High Court of Justice, Queen’s Bench Division, Commercial Court, Royal Court of Justice against Ace Insurance SA NV , SIACI & Partners SA, and SIACI SA to recover from their insurer and broker the value of misappropriated soybeans.  Subsequent to February 28, 2003, Tradigrain reached an agreement on settlement.  In return for a cash payment of $19.2 million, which approximates the net carrying value of the receivable as of February 28, 2003, Tradigrain released the insurer and broker from all further claims regarding the misappropriated soybeans.  Also see Note 12 to the unaudited Condensed Consolidated Financial Statements.

On June 27, 2002, we filed a complaint against Agriliance LLC in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4113.  In this proceeding, we assert that Agriliance improperly setoff certain receivables and other items owed by Agriliance to Farmland against certain payables and other claims that Agriliance asserted were due to Agriliance from Farmland.  Subject to approval by the Court, subsequent to February 28, 2003, all disputed issues were resolved.  Also see Note 8 to the unaudited Condensed Consolidated Financial Statements.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

The exhibits listed below are filed as part of Form 10-Q for quarter ended February 28, 2003.

Exhibit No.            Description of Exhibit

4.(ii) B	First Amendment to First Amended And Restated Debtor-In-Possession Credit Agreement and Adequate Protection Stipulation between Farmland Industries, Inc. and various banks, dated January 8, 2003 and effective March 3, 2003.

99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMLAND INDUSTRIES, INC.
(Registrant)
By:	/s/ Steven R. Rhodes
Steven R. Rhodes
Executive Vice President
and Chief Financial Officer
Date: April, 14, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  April 14, 2003

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  April 14, 2003

/s/ STEVEN R. RHODES

Steven R. Rhodes

Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.            Description of Exhibit

4.(ii) B	First Amendment to First Amended And Restated Debtor-In-Possession Credit Agreement and Adequate Protection Stipulation between Farmland Industries, Inc. and various banks, dated January 8, 2003 and effective March 3, 2003.

99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002