Form 10-Q/A
period 2003-02-28
FARMLAND INDUSTRIES INC
filed 2003-04-22
CIK 34616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

When Farmland Industries, Inc. filed our Quarterly Report on Form 10-Q dated April 14, 2003 the exhibits were inadvertently attached as correspondence rather than as exhibits.  The exhibits are attached hereto.

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