Form 10-Q
period 2003-05-31
FARMLAND INDUSTRIES INC
filed 2003-07-15
CIK 34616

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003
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
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 ASSETS

	August 31	May 31
	2002	2003
	(Amounts in Thousands)
Current Assets:
Accounts receivable - trade (net of allowance for doubtful accounts of $23,934 at August 31, 2002 and $16,123 at May 31, 2003)	$240,278	$266,144
Inventories (Note 2)	281,633	258,420
Other current assets	115,108	76,345
Current assets from discontinued operations (Note 14)	162,426	49,289
Total Current Assets	$799,445	$650,198

Investments and Long-term Receivables (Note 3)	$347,008	$213,933

Property, Plant and Equipment (Note 4):
Property, plant and equipment, at cost	$1,520,226	$1,152,349
Less accumulated depreciation and
amortization	729,951	748,244

Net Property, Plant and Equipment	$790,275	$404,105

Other Assets:
Goodwill (Note 5)	$28,942	$28,289
Intangible assets (Note 5)	39,469	23,688
Other long-term assets	48,138	39,769
Long-term assets from discontinued operations (Note 14)	128,366	5,459
Total Other Assets	$244,915	$97,205

Total Assets	$2,181,643	$1,365,441

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONDENSEDCONSOLIDATED BALANCE SHEETS
(UNAUDITED)
LIABILITIES AND EQUITIES

	August 31	May 31
	2002	2003
	(Amounts in Thousands)
Current Liabilities:
Checks and drafts outstanding	$23,264	$22,125
Current maturities of long-term debt	323,300	40,676
Accounts payable - trade	73,347	60,068
Other current liabilities	111,278	125,936
Current liabilities from discontinued operations (Note 14)	41,776	12,251

Total Current Liabilities	$572,965	$261,056

Liabilities Subject to Compromise:
Liabilities subject to compromise	$836,182	$814,514
Liabilities subject to compromise from discontinued operations (Note 14)	76,705	57,229
Total Liabilities Subject to Compromise (Note 6)	$912,887	$871,743

Long-Term Liabilities:
Long-term borrowings (excluding current maturities)	$137,869	$146,614
Other long-term liabilities	80,897	41,821
Long-term liabilities from discontinued operations (Note 14)	5,162	-0-
Total Long-Term Liabilities	$223,928	$188,435

Minority Owners' Equity in Subsidiaries	$42,553	$51,028

Net Loss (Note 1)	$-0-	$(435,415)

Capital Shares and Equities (Note 10):
Preferred shares, authorized 8,000,000 shares, 8% Series A cumulative redeemable preferred shares, stated
at redemption value, $50 per share	$100,000	$100,000
Common shares authorized
50,000,000 shares, $25 par value	524,006	526,075
Accumulated other comprehensive income (net of
deferred tax expense of $558 at August 31, 2002 and $0 at May 31, 2003) (Notes 7 and 8)	3,907	106
Earned surplus and other equities	(198,603)	(197,587)

Total Capital Shares and Equities	$429,310	$428,594

Commitments and Contingent Liabilities (Note 9)

Total Liabilities and Equities	$2,181,643	$1,365,441

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	May 31	May 31
	2002	2003
	(Amounts in Thousands)

Sales (Note 1)	$4,644,583	$4,834,785
Cost of sales	4,486,546	4,610,713

Gross income	$158,037	$224,072

Selling, general and administrative expenses	(236,937)	(167,510)

Restructuring and other (charges) credits (Note 11)	(49,237)	557

Interest expense (excluding approximately $35.4 million of interest not accrued during 2003 on unsecured pre-petition borrowings)	(58,997)	(20,906)

Interest income	1,662	1,139

Other (Note 12)	(1,368)	53,473

Equity in net income of investees (Note 3)	22,572	17,410

Minority owners' interest in net income of subsidiaries	(11,870)	(12,146)

Reorganization expense (Note 13)	(54,719)	(453,871)

Loss from continuing operations before income tax expense	$(230,857)	$(357,782)

Income tax benefit	54,764	-0-

Loss from continuing operations	$(176,093)	$(357,782)

Discontinued operations (Note 14): Loss from operations of discontinued international grain division (net of income tax expense of $861 in 2002)	(14,165)	-0-

Loss on disposal of international grain division (net of income tax expense of $3,918 in 2002 and $143 in 2003)	(21,119)	(197)

Loss from operations of discontinued crop production components (including loss on disposal of $31.7 million in 2003)	(30,462)	(77,436)

Income tax benefit from operations of discontinued crop production components	5,826	-0-

Loss from discontinued operations	$(59,920)	$(77,633)

Net loss	$(236,013)	$(435,415)

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	May 31	May 31
	2002	2003
	(Amounts in Thousands)

Sales (Note 1)	$1,447,290	$1,719,845
Cost of sales	1,433,776	1,628,470

Gross income
	$13,514	$91,375
Selling, general and administrative expenses	(85,620)	(57,554)

Restructuring and other (charges) credits (Note 11)	(55,577)	-0-

Interest expense (excluding approximately $11.8 million of interest not accrued during 2003 on unsecured pre-petition borrowings)	(20,482)	(5,789)

Interest income	402	244

Other (Note 12)	(19,750)	3,542

Equity in net income of investees (Note 3)	21,253	18,218

Minority owners' interest in net income
of subsidiaries	(2,282)	(4,768)

Reorganization expense (Note 13)	(54,719)	(56,222)

Loss from continuing operations before income tax expense	$(203,261)	(10,954)

Income tax benefit	46,081	-0-

Loss from continuing operations	$(157,180)	$(10,954)

Discontinued operations (Note 14):
Loss on disposal of international grain division (net of income tax expense of $3,918 in 2002 and $190 in 2003)	(21,119)	(94)
Loss from operations of discontinued crop production components (including loss on disposal of $33.0 million in 2003)	(13,871)	(36,187)
Income tax benefit from operations of discontinued crop production components	2,653	-0-

Loss from discontinued operations	$(32,337)	$(36,281)

Net loss	$(189,517)	$(47,235)

See accompanying Notes to Condensed Consolidated Financial Statements

FARMLAND INDUSTRIES, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended
May 31 2002		May 31 2003
(Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(236,013)	$(435,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,047	64,480
Asset impairment	114,207	431,589
Net (gain) loss on sales of fixed assets and investments	(14,261)	52,627
Equity in net income of investees	(22,572)	(17,410)
Other	(49,183)	3,273
Changes in assets and liabilities:
Accounts receivable	139,049	14,638
Inventories	230,864	(10,112)
Other assets	(6,480)	43,925
Accounts payable	(27,705)	(22,786)
Other liabilities	7,905	(8,105)

Net cash provided by operating activities	$223,858	$116,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(256,782)	$(38,486)
Distributions from joint ventures	16,223	16,790
Additions to investments and notes receivable	(3,380)	(366)
Acquisition of other long-term assets	(2,194)	(3,664)
Proceeds from sale of assets	68,726	200,829

Net cash provided by (used) in investing activities	$(177,407)	$175,103

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of dividends	$(4,000)	$-0-
Proceeds from bank loans and notes payable	1,681,346	623,224
Payments on bank loans and notes payable	(1,599,944)	(900,257)
Payments for redemption of subordinated debt certificates	(59,358)	-0-
Debt issuance cost	(15,960)	-0-
Net decrease in checks and drafts outstanding	(43,139)	(14,774)
Net increase (decrease) in demand loan certificates	(5,661)	-0-
Other increase (decrease)	265	-0-

Net cash used in financing activities	$(46,451)	$(291,807)

Net decrease in cash and cash equivalents	$-0-	$-0-
Cash and cash equivalents at beginning of period	-0-	-0-
Cash and cash equivalents at end of period	$-0-	$-0-

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

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements thereto included in Farmland's Annual Report on Form 10-K for the year ended August 31, 2002.

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

Therefore, the amount of net income or loss for the interim period presented is reflected as a separate item in the unaudited Condensed Consolidated Balance Sheet as of May 31, 2003.

Effective September 1, 2002, Farmland adopted Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations."  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

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

In our plan of reorganization, filed November 27, 2002, we stated our intent to dispose of our crop production and petroleum assets.  After conducting an auction in March 2003, the Court approved the sale of the majority of our domestic crop production nitrogen assets, as well as our interest in Farmland MissChem Limited and related assets.  We also have continued to negotiate the possible sale of our petroleum assets, but as of July 15, 2003 we have not identified a lead bidder.  Since we have not yet requested Court approval to sell our petroleum assets we have not classified these assets as held for sale as of May 31, 2003.  However, in our first quarter 10-Q, filed January 14, 2003, we disclosed that these assets had been tested for impairment using projected undiscounted cash flows based on management's best assumptions regarding the use and eventual disposition of these assets and the estimated fair value we would receive on disposition of these assets.  Based on our impairment tests, the carrying value for the crop production assets, petroleum assets, and unallocated corporate assets exceeded our estimated fair value by $275.9 million, $147.7 million and $0.9 million, respectively.  Of this estimated loss, $45.1 million is related to components of our crop production business that have been sold and are included in discontinued operations with the remainder of the impairments are included in reorganization expense in these unaudited Condensed Consolidated Statements of Operation for the nine months ended May 31, 2003.  We also incurred an additional loss on the sale of our domestic and international nitrogen assets in May 2003 of $46.3 million.  Of this loss on sale $31.7 million is included in discontinued operations and $14.6 million is included in reorganization expense as part of continuing operations in these unaudited Condensed Statements of Operations for the three and nine months ended May 31, 2003.  We believe the additional loss on sale was  attributable to certain bidders' decisions not to participate in the auction, which occurred during our third fiscal quarter, due to the instability of the natural gas markets as well as general economic uncertainties attributable to the effects of the commencement of the war with Iraq at the time of the auction.

SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,", for the disposal of a segment of a business.  However, it retains the requirement in APB Opinion No. 30 to report separately discontinued operations and extends that reporting to a "component" of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  The sale of our domestic nitrogen assets as described above includes our nitrogen facilities at Enid, Oklahoma, Beatrice, Nebraska, Ft. Dodge, Iowa and Dodge City, Kansas which each represent a component of an entity.  Accordingly, assets, liabilities, sales, cost of sales, and operating expenses related to these components have been reclassified in  the unaudited Condensed Consolidated Financial Statements for all periods presented to  "Discontinued operations" (see note 14).  This statement does not apply to investments accounted for by the equity method; therefore, our sale of Farmland MissChem Limited and related assets continues to be accounted for as a part of continuing operations.  This statement also did not apply to our Lawrence, Kansas and Pollock, Louisiana nitrogen facilities, which were closed prior to the effective date of SFAS No. 144.  As we continue our strategy of repositioning and selling assets, additional businesses and components may be reported as discontinued operations pursuant to SFAS No. 144.

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

SOP 90-7 requires (a) that pre-petition liabilities that are subject to compromise be segregated in Farmland's unaudited Condensed Consolidated Balance Sheets as Liabilities Subject to Compromise and (b) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the Debtors be reported separately as Reorganization expense in the unaudited Condensed Consolidated Statements of Operations; however, reorganization expenses related to our discontinued operations have been included as a component of our loss from discontinued operations in the unaudited Condensed Consolidated Statements of Operations.  As a result of the reorganization proceedings under Chapter 11, the Debtors may be required to take actions that may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the unaudited Condensed Consolidated Financial Statements.

As debtors-in-possession, the Debtors, subject to any required Court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts prior to the confirmation of a plan of reorganization.  Damages related to rejected contracts generally are a pre-petition claim and are generally included in the unaudited Condensed Consolidated Balance Sheets as a component under the balance sheet caption "Liabilities Subject to Compromise."As of May 31, 2003, we had accrued approximately $40.3 million of total damages related to such rejected contracts.

As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  January 10, 2003 (the "Bar Date") was set by the Court as the date by which most creditors were required to file proof of claims against the Debtors.  We currently are evaluating these claims for possible objections.  As a result, at this time the ultimate amount of claims that will be allowed by the Court is not determinable.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors' liabilities and equity interests would be restructured.  The plan of reorganization identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and will not be solicited to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes include holders of unsecured demand loan certificates and holders of unsecured subordinated debenture bonds, as well as general unsecured creditors of Farmland Industries, Inc.  As a general matter, impaired classes are entitled to vote as a class to accept or reject the plan of reorganization.

Our plan of reorganization, filed November 27, 2002, contemplated that the Debtors would reorganize around the beef marketing and/or pork marketing businesses, or that the Debtors would sell all or substantially all or our assets.  The Debtors now believe it will be in the best interests of the creditors to proceed with the sale of substantially all of our assets under Chapter 11 of the Bankruptcy Code.  The Debtors intend to file an amended plan of reorganization (the "Plan of Reorganization" or the "Plan") incorporating this direction and our proposed distributions to creditors.  The Debtors also intend to file a disclosure statement providing all creditor classes with information regarding the Plan.  Once the Court approves the disclosure statement, we will send the Plan of Reorganization and the disclosure statement to the various impaired classes, and the Plan will be voted on by those classes.  There can be no assurance that the Plan of Reorganization will be approved by the creditors or, if approved by the creditors, that the Plan will be confirmed by the Court.

We have identified a lead bidder to purchase our interest in Farmland National Beef Packing Company, L.P. ("FNBPC") and received Court approval to proceed with the auction process.  No overbids were received, so we will petition the Court for approval of this transaction.  We believe, although there can be no assurances, the Court will approve U.S. Premium Beef's ("USBP") bid to purchase our interest in FNBPC for approximately $230 million.  When the transaction is consummated, we estimate we will recognize a gain.

We have identified Smithfield Foods, Inc. ("Smithfield") as the lead bidder to purchase our pork marketing assets for approximately $363.5 million.  We will request that the Court approve an auction for the pork marketing assets.  If the Court approves the auction and also approves the ultimate sale of these assets, we anticipate that, in the period the sale is consummated, we will recognize a gain on sale of our pork marketing assets.

In accordance with SOP 90-7, liabilities subject to compromise are reported on the basis of the expected amount of the allowed claims as opposed to the amounts at which those allowed claims may ultimately be settled.  We anticipate that substantially all claims characterized as liabilities subjected to compromise will ultimately be settled at an amount less than the allowed claim.

Although, as disclosed above, we believe we will sell substantially all of our assets, significant uncertainties still exist:

the Debtors must still file a disclosure statement describing the Plan of Reorganization;
the Court must approve the Plan and the disclosure statement;
the impaired classes, to the extent required, must vote to accept the Plan; and
the Court must confirm the Plan.

As these events unfold, we will continue to evaluate the recoverability of assets and, as necessary, recognize impairment charges to the extent any asset's carrying value exceeds its estimated net realizable value.

Because of the ongoing nature of the Debtors' Chapter 11 cases, the outcome of which is not determinable until a plan of reorganization is confirmed and consummated, our unaudited Condensed Consolidated Financial Statements are subject to material uncertainties.

      (C)      Revenue Recognition

Substantially all of our revenue is generated through the sale of fertilizer, refined petroleum products, beef products, and pork products.  Sales for all products are recognized only when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collection is reasonably assured.  Fertilizer, beef and pork sales are generally recognized when the product is shipped.  Refined petroleum product sales are generally recognized when the pipeline company confirms receipt of the refined petroleum product into the pipeline.

(2)      Inventories

Major components of inventories are as follows:

	August 31	May 31
	2002	2003
	(Amounts in Thousands)

Finished and in-process products	$189,671	$176,610
Materials	59,175	51,522
Supplies	32,787	30,288
	$281,633	$258,420

The above table does not include inventories from discontinued operations with a value of $55.7 million at August 31, 2002 and $3.1 million at May 31, 2003.  We anticipate that substantially all of these inventories will be sold prior to our year end.

At May 31, 2003 the carrying value of crude oil and refined petroleum inventories, stated at LIFO cost, was $54.5 million which is approximately $17.8 million lower than the market value of such inventories.

(3)      Summarized Financial Information of Investees Accounted for by the Equity Method

Summarized financial information of investees accounted for by the equity method is as follows:

	Nine Months Ended		Three Months Ended
	May 31 2002	May 31 2003	May 31 2002	May 31 2003
	(Amounts in Thousands)

Net sales	$6,375,340	$5,761,578	$2,608,590	$2,652,680
Net income	$104,752	$102,329	$113,523	$103,832
Farmland's equity in net income	$22,572	$17,410	$21,253	$18,218

Our investments accounted for by the equity method consist principally of :

50% equity interests in three manufacturers of crop nutrient products, Farmland Hydro, L.P. (Farmland Hydro sold substantially all of its operating assets during November, 2002 and we anticipate that Farmland will receive any available cash from Farmland Hydro prior to our fiscal year-end), SF Phosphates Limited Company and Farmland MissChem Limited (during May 2003, we sold our interest in Farmland MissChem Limited and related assets);
an approximate 50% equity interest in UCB LLC, which in turn holds a 50% equity interest in Agriliance LLC, an agronomy distribution and marketing venture; and
an equity interest in Land O'Lakes Farmland Feed, LLC, a manufacturer and marketer of feed products.

At May 31, 2003, our share of the undistributed earnings of all ventures accounted for by the equity method totaled $88.3 million.

(4)     Property, Plant and Equipment

A summary of cost for property, plant and equipment is as follows:

	August 31	May 31	Range of
	2002	2003	Asset Lives
	(Amounts in Thousands)		(in years)

Land and improvements(1)	$50,019	$40,996	8-30
Buildings	225,002	221,923	5-45
Machinery and equipment	1,086,041	758,611	3-35
Automotive equipment	36,573	18,929	3-10
Furniture and fixtures	52,928	38,870	3-10
Capital leases	3,725	3,725	10-20
Leasehold improvements	19,381	19,109	3-15
Other	5,039	4,740	2-33
Construction in progress	41,518	45,446
	$1,520,226	$1,152,349

(1)Land is not depreciated

(5)      Goodwill and Other Intangible Assets

Effective September 1, 2002, Farmland adopted SFAS No. 142 "Goodwill and Other Intangible Assets" as it relates to business combinations with non-cooperatives.  With adoption of this standard, goodwill and certain other intangible assets resulting from business combinations with non-cooperatives are no longer amortized; however, both goodwill and certain other intangible assets are tested annually for impairment.  We did not incur any impairment of goodwill as a result of adoption of SFAS No. 142 for business combinations with non-cooperative companies.  The carrying value of goodwill resulting from business combinations with non-cooperatives was $18.7 million and $18.6 million at August 31, 2002 and May 31, 2003, respectively.  Had this statement been adopted for the three and nine month periods ended May 31, 2002, our net losses would have been $189.2 million and $235.2 million, respectively (excluding $0.3 million and $0.8 million, respectively, of goodwill amortization resulting from business combinations with non-cooperatives).

For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  The carrying value of goodwill resulting from business combinations with cooperatives was $10.2 million and $9.7 million at August 31, 2002 and May 31, 2003, respectively.  Goodwill amortization related to these combinations totaled $1.9 million and $0.6 million during the nine months ended May 31, 2002 and 2003, respectively, and totaled $0.6 million and $0.2 million during the three months ended May 31, 2002 and 2003, respectively.

The following table displays the carrying values of other intangible assets at August 31, 2002 and May 31, 2003:

	August 31, 2002		May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Amounts in Thousands)

Amortized intangible assets:
Software	$72,417	$33,601	$41,449	$18,373
Other	180	120	42	23
	$72,597	$33,721	$41,491	$18,396

Unamortized intangible assets:
Trade name	$593		$593

Amortization of other intangible assets totaled $6.1 million and $4.4 million during the nine months  ended May 31, 2002 and 2003, respectively, and totaled $2.1 million and $1.2 million during the three months ended May 31, 2002 and 2003, respectively.

During the nine month period ended May 31, 2003, we recorded an $11.9 million charge to write-off a portion of our enterprise-wide integrated software system associated with businesses which we either have sold or intend to sell as part of our bankruptcy proceedings.  This charge is included as part of reorganization expense, in the amount of $3.5 million for the petroleum segment and $0.9 million for the unallocated corporate segment, and as a part of discontinued operations, in the amount of $7.5 million, for the crop production segment in our unaudited Condensed Consolidated Statements of Operations.

Estimated amortization expense for future fiscal years ending August 31 is:

(Amounts in Thousands)

2003 (remaining 3 months)	$1,003
2004	4,288
2005	4,078
2006	3,857
2007	3,836
2008 and after	6,033
$23,095

(6)      Liabilities Subject to Compromise

As a result of the Chapter 11 filings, substantially all pre-petition unsecured claims against the Debtors are subject to compromise or other treatment under the plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-petition unsecured claims are stayed.  These claims are reflected in the unaudited Condensed Consolidated Balance Sheets under the caption  "Liabilities Subject to Compromise".  Pre-petition claims secured by the Debtors' assets are also stayed, although the holders of such secured claims have the right to move the Court for relief from the stay.  Pre-petition secured claims (primarily representing amounts borrowed under the Debtors' Pre-petition Credit Facility) are secured by a substantial portion of our accounts receivable, inventories, property, plant and equipment and intangible assets.  These secured claims have not been reflected as Liabilities Subject to Compromise.  The Debtors are paying undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

Major components of Liabilities Subject to Compromise are as follows:

	August 31 2002	May 31 2003
	(Amounts in Thousands)

Accounts payable -- trade	$242,916	$206,997
Subordinated debt	474,674	474,674
Demand loan certificates	12,035	12,035
Accrued and accumulated interest on subordinated debt and demand loan securities	81,072	81,072
Other borrowings	15,861	16,623
Other liabilities	94,960	87,290
Less liabilities due to subsidiaries not in reorganization	(8,631)	(6,948)

Liabilities Subject to Compromise	$912,887	$871,743

Condensed Consolidating Balance Sheet
As of August 31, 2002

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets -- continuing operations	$449,463	$237,931	$(50,375)	$637,019
Current assets -- discontinued operations	105,262	57,164	-0-	162,426
Total current assets	$554,725	$295,095	$(50,375)	$799,445

Property, plant & equipment, net	$632,540	$157,735	$-0-	$790,275

Other long term assets -
continuing operations	$548,444	$18,018	$(102,905)	$463,557
Other long term assets -
discontinued operations	126,314	2,052	-0-	128,366
Total long term assets	$674,758	$20,070	$(102,905)	$591,923

Total assets	$1,862,023	$472,900	$(153,280)	$2,181,643

Current liabilities--continuing operations	$411,526	$162,211	$(42,548)	$531,189
Current liabilities--discontinued operations	6,656	35,120	-0-	41,776
Total current liabilities	$418,182	$197,331	$(42,548)	$572,965

Liabilities subject to compromise
continuing operations	$844,813	$-0-	$(8,631)	$836,182
Liabilities subject to compromise
discontinued operations	76,705	-0-	-0-	76,705
Total liabilities subject to compromise	$921,518	$-0-	$(8,631)	$912,887

Long-term liabilities -
continuing operations	$99,982	$119,474	$(690)	$218,766
Long-term liabilities -
discontinued operations	5,162	-0-	-0-	5,162
Total long term liabilities	$105,144	$119,474	$(690)	$223,928

Minority owners' equity in subsidiaries	$-0-	$336	$42,217	$42,553
Capital shares and equities	$417,179	$155,759	$(143,628)	$429,310

Total liabilities and equity	$1,862,023	$472,900	$(153,280)	$2,181,643

Condensed Consolidating Balance Sheet
As of May 31, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Current assets -- continuing operations	$381,664	$251,496	$(32,251)	$600,909
Current assets -- discontinued operations	26,605	21,684	-0-	49,289
Total current assets	$409,269	$273,180	$(32,251)	$650,198

Property, plant and equipment, net	$239,521	$164,584	$-0-	$404,105

Other long-term assets -- continuing operations	$386,607	$16,974	$(97,902)	$305,679
Other long term assets discontinued operations	5,012	447	-0-	5,459
Total long term assets	$391,619	$17,421	$(97,902)	$311,138

Total assets	$1,040,409	$455,185	$(130,153)	$1,365,441

Current liabilities -- continuing operations	$132,438	$142,578	$(26,211)	$248,805
Current liabilities -- discontinued operations	7,023	5,228	-0-	12,251
Total current liabilities	$139,461	$147,806	$(26,211)	$261,056

Liabilities subject to compromise - continuing operations	$821,462	$-0-	$(6,948)	$814,514
Liabilities subject to compromise - discontinued operations	57,229	-0-	-0-	57,229
Total liabilities subject to compromise	$878,691	$-0-	$-0-	$871,743

Long-term liabilities- continuing operations	$59,099	$129,776	$(440)	$188,435

Minority owners' equity in subsidiaries	$-0-	$12,428	$38,600	$51,028
Net income (loss)	$(452,423)	$25,968	$(8,960)	$(435,415)
Capital shares and equities	$415,581	$139,207	$(126,194)	$428,594

Total liabilities and equity	$1,040,409	$455,185	$(130,153)	$1,365,441

Condensed Consolidating Statement of Operations
For the Nine Months Ended May 31, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Sales	$2,176,665	$2,727,714	$(69,594)	$4,834,785
Cost of sales	2,017,231	2,663,076	(69,594)	4,610,713
Gross income	$159,434	$64,638	$-0-	$224,072

Restructuring and other credits	$557	$-0-	$-0-	$557
Reorganization expense	(453,871)	-0-	-0-	(453,871)
Other operating, non-operating and tax expenses	(84,039)	(35,541)	(8,960)	(128,540)

Income (loss) from continuing operations	$(377,919)	$29,097	$(8,960)	$(357,782)

Loss on discontinued operations	(77,436)	(197)	-0-	(77,633)

Net income (loss)	$(455,355)	$28,900	$(8,960)	$(435,415)

Condensed Consolidating Statement of Operations
For the Three Months Ended May 31, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Sales	$737,663	$1,008,269	$(26,087)	$1,719,845
Cost of sales	668,716	985,841	(26,087)	1,628,470
Gross income	$68,947	$22,428	$-0-	$91,375

Reorganization expense	(56,222)	-0-	-0-	(56,222)
Other operating, non-operating and tax expenses	(31,994)	(11,149)	(2,964)	(46,107)

Income (loss) from continuing operations	$(19,269)	$11,279	$(2,964)	$(10,954)

Loss on discontinued operations	(36,188)	(93)	-0-	(36,281)

Net income (loss)	$(55,457)	$11,186	$(2,964)	$(47,235)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended May 31, 2003

	Farmland and Subsidiaries in Reorganization	Subsidiaries not in Reorganization	Eliminations	Consolidated
	(Amounts in Thousands)

Cash flows from operating activities:
Net income (loss)	$(455,355)	$28,900	$(8,960)	$(435,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items, net	459,217	75,342	-0-	534,559
Changes in other assets and liabilities	130,811	(113,251)	-0-	17,560
Net cash provided by operating activities	$134,673	$(9,009)	$(8,960)	$116,704

Net cash provided by investing activities	116,287	58,816	-0-	175,103

Net cash used in financing activities	(288,159)	(3,648)	-0-	(291,807)

Net increase (decrease) in cash	$(37,199)	$46,159	$(8,960)	$-0-

(7)      Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) during the nine months ended May 31, 2002 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2001	$(21,436)	$94	$(21,342)
Foreign currency translation adjustment	-0-	13	13
Net gain on cash flow hedges, net of tax	2,357	-0-	2,357
Reclassification adjustments, net of tax	23,279	-0-	23,279
Balance at May 31, 2002	$4,200	$107	$4,307

Changes in accumulated other comprehensive income (AOCI) during the nine months ended May 31, 2003 were as follows:

	Cash Flow	Foreign Currency	Total
	Hedges	Translation	AOCI
	(Amounts in Thousands)

Balance at August 31, 2002	$3,803	$104	$3,907
Foreign currency translation adjustment	-0-	2	2
Net loss on cash flow hedges, net of tax	(179)	-0-	(179)
Reclassification adjustments, net of tax	(3,624)	-0-	(3,624)
Balance at May 31, 2003	$-0-	$106	$106

Comprehensive loss for the nine months ended May 31, 2002 and 2003 is as follows:

	Nine Months Ended
	May 31 2002	May 31 2003
	(Amounts in Thousands)

Net loss	$(236,013)	$(435,415)
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative gains (losses) during period	$2,775	$(179)
Reclassification adjustment	27,413	(4,183)
Foreign currency translation adjustment	13	2
Other comprehensive income (loss) before tax	$30,201	$(4,359)
Income tax benefit (expense) related to items of
other comprehensive income	(4,552)	558
Other comprehensive income (loss)	$25,649	$(3,801)
Comprehensive loss	$(210,364)	$(439,216)

Comprehensive loss for the three months ended May 31, 2002 and 2003 is as follows:

	Three Months Ended
	May 31 2002	May 31 2003
	(Amounts in Thousands)

Net loss	$(189,517)	$(47,235)
Net gains (losses) arising during the period
Cash flow hedges:
Net derivative gains (losses) during period	$3,833	$(439)
Reclassification adjustment	11,124	(566)
Foreign currency translation adjustment	3	2
Other comprehensive income (loss) before tax	$14,960	$(1,003)
Income tax expense related to items of
other comprehensive income	(2,255)	-0-
Other comprehensive income (loss)	$12,705	$(1,003)
Comprehensive loss	$(176,812)	$(48,238)

(8)      Derivative Financial Instruments

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

We account for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.  This standard imposes extensive recordkeeping requirements in order to designate a derivative financial instrument as a hedge.  As a result, certain of our segments may hold derivative instruments, such as exchange traded grain, crude oil and live hog and cattle futures, certain natural gas contracts and foreign currency forward positions that we believe provide an economic hedge of future transactions but have not been designated as a hedge.  Gains or losses related to the change in fair value of these derivative instruments are classified as a component of other income (expense).  At May 31, 2003, we recorded receivables of $0.5 million in other current assets related to unrealized gains on derivative instruments, and we recorded payables of $1.6 million in other current liabilities related to unrealized losses on derivative instruments.  During May 2003 we sold our long-term derivative contract with a carrying value of $8.7 million as part of the sale of our domestic nitrogen assets.

As a result of the disposition in May 2003 of primarily all of our domestic nitrogen assets we are no longer designating derivative commodity instruments as cash flow hedges for accounting purposes.

Prior to the sale of our domestic nitrogen assets we used cash flow hedges to reduce our exposure to the variability in future cash flows associated with natural gas.  Gains and losses on closed contracts were recorded in AOCI and were reclassified, on a first-in, first-out basis, as a component of cost of sales when the related crop production product was sold.  During the nine month period ended May 31, 2003, approximately $3.0 million was reclassified into earnings as other income as a result of discontinuance of cash flow hedges because it became probable that the original forecasted purchase of natural gas would not occur.

(9)      Commitments and Contingencies

Farmland has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), at various sites.  In addition, we are aware of possible obligations associated with environmental matters at other sites, including sites where no claim or assessment has been made.  Our accrued liability for probable and reasonably estimable obligations for resolution of environmental matters was $27.1 million and $20.0 million at May 31, 2003 and August 31, 2002, respectively.  Certain environmental claims may be discharged by the Court, including certain amounts accrued at May 31, 2003.  We periodically review and, as appropriate, revise our environmental accruals.  Based on current information and regulatory requirements, we believe that the accruals established for environmental expenditures are adequate.

The ultimate costs of resolving certain environmental matters are not quantifiable because many such matters are in preliminary stages and the timing and extent of actions that governmental authorities may ultimately require are unknown.  It is possible that the costs of such resolution may be greater than the liabilities which, in the opinion of management, are probable and which can be reasonably estimated at May 31, 2003.  In the opinion of management, it is reasonably possible for such additional costs to approximate an additional $5.5 million.

Under the Resource Conservation Recovery Act of 1976 ("RCRA") and under state regulations, Farmland has three closure and five post-closure plans in place for four locations.  Such closure and post-closure costs are estimated to be $7.7 million at May 31, 2003, of which $4.6 million has been accrued (and are in addition to the $27.1 million accrual and the $5.5 million discussed in the prior paragraphs).

The EPA has issued rules limiting sulfur in gasoline to 30 parts per million and in diesel fuel to 15 parts per million.  The rules affecting gasoline have a January 1, 2004 compliance date.  The EPA has issued Farmland a regulatory extension of the gasoline deadline until January 1, 2008.  The rules affecting diesel fuel have a June 1, 2006 compliance date.  Based on information currently available, we anticipate that, at our Coffeyville, Kansas petroleum refinery, expenditures in the range of approximately $75 million to $85 million will be required to achieve compliance with these rules.  We have no present intention to incur these costs as we intend to sell the refinery as a part of our Plan of Reorganization.

During 2002, Agriliance inappropriately setoff approximately $17.5 million of payables due from Agriliance to Farmland against receivables due to Agriliance from Farmland.  We initiated a legal proceeding to challenge this setoff on the grounds that Agriliance:

overstated the amounts due from Farmland;
did not have the legal right to setoff certain amounts due from Farmland against payables due to Farmland; and
setoff amounts that are in dispute.

Following a mediation process, Agriliance has now paid $16.5 million due to Farmland.

Farmland is involved in various lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these litigation issues is not expected to have a material adverse effect on our unaudited Condensed Consolidated Financial Statements.

(10)      Capital Shares and Equities

A summary of member shares and associate member shares is as follows:
(Dollar amounts in thousands)

	Common Shares		Associate Member Common Shares
	Dollars	Number	Dollars	Number

Balance at August 31, 1999	$508,029	20,321,160	$26,889	1,075,560
Prior year patronage refund allocation	18,241	729,640	3,757	150,280
Exchange of common shares, associate member common shares and other equities	(2,209)	(88,360)	(345)	(13,800)
Issue, redemption and cancellation of equities	(1,185)	(47,400)	20	800

Balance at August 31, 2000	$522,876	20,915,040	$30,321	1,212,841
Prior year patronage refund allocation	5,268	210,713	2,865	114,594
Exchange of common shares, associate member common shares and other equities	(207)	(8,288)	(4,952)	(198,087)
Issue, redemption and cancellation of equities	(374)	(14,960)	(243)	(9,720)

Balance at August 31, 2001	$527,563	21,102,505	$27,991	1,119,624
Exchange of common shares, associate member common shares and other equities	(2,557)	(102,265)	(1,166)	(46,637)
Issue, redemption and cancellation of equities	(1,000)	(39,985)	(12)	(480)

Balance at August 31, 2002	$524,006	20,960,255	$26,813	1,072,510
Exchange of common shares,
associate member common shares and other equities	(544)	(21,760)	1,116	44,656
Other	2,613	104,504	63	2,517

Balance at May 31, 2003	$526,075	21,042,999	$27,992	1,119,683

(11)      Restructuring and Other Charges

During both fiscal 2001 and 2002, Farmland recognized restructuring reserves as a result of restructuring activities.  During the nine months ended May 31, 2003, an adjustment in the amount of $0.6 million was made to reduce the reserve balance as the result of a settlement with a third party regarding certain liabilities.  Deductions to the reserve in the amount of $0.5 for the nine months ended May 31, 2003 relate to payments made for catalyst maintenance at our fertilizer plant in Pollock, Louisiana.

During the nine months ended May 31, 2002, adjustments to the reserve reduced the balance by $2.8 million.  The major component of this adjustment resulted from the sale, during October 2001, of the assets of Heartland Wheat Growers, our wheat gluten plant in Russell, Kansas.  The sale released us from future plant maintenance, property taxes, and all other obligations associated with maintaining idle plant and property.  During the three months ended May 31, 2002, we added $0.8 million to the restructuring reserve related to closing our Pollock, Louisiana fertilizer plant.  Deductions to the reserve in the amount of $1.8 million for the nine months ended May 31, 2002 and $0.5 million for the three months ended May 31, 2002 represent severance payments and ongoing maintenance costs associated with the closure of the wheat gluten plant and our Mexico City office.

During the nine and three months ended May 31, 2002, we reduced the carrying amounts of fixed assets at two of our fertilizer plants to their fair values in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  The affected plants were our plants in Lawrence, Kansas, and Pollock, Louisiana, which have recently been operated only during periods when we anticipated high near-term demand.  During the three months ended May 31, 2002, management decided to close the Pollock, Louisiana plant and to maintain the Lawrence, Kansas plant for limited use as a terminal due to a combination of factors, including weak product demand, inefficient plant operations, and logistical inefficiencies.  The fair values of these crop production business segment assets were based primarily on salvage value.  We obtained estimates from our engineers and from crop production management as to the salvage value related to these assets, as well as the related cost to salvage these assets.  Based on these estimates fixed assets were reduced by $21.1 million and the carrying amounts of inventories, primarily for supplies and catalyst at these facilities which did not have alternative uses, were reduced by $10.0 million.  In addition, as noted above, we accrued $0.8 million of estimated cost related to closing our Pollock, Louisiana fertilizer facility.  These adjustments were recorded in restructuring and other charges in our unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2002.

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

The following table displays the activity and balances of the restructuring reserve account from August 31, 2001 to May 31, 2002:

Type of Cost	Aug 31, 2001 Balance	Additions	Adjustments	Payments	May 31, 2002 Balance
	(Amounts in Thousands)

Employee separations	$1,602	$16	$(228)	$(1,362)	$28
Facility closings	3,830	800	(2,598)	(459)	1,573
Other	2,500	-0-	-0-	-0-	2,500
Total	$7,932	$816	$(2,826)	$(1,821)	$4,101

The following table displays the activity and balances of the restructuring reserve account from August 31, 2002 to May 31, 2003:

Type of Cost	Aug 31, 2002 Balance	Additions	Adjustments	Payments	May 31, 2003 Balance
	(Amounts in Thousands)

Facility closings	$1,238	$-0-	$(659)	$(508)	$71
Other	2,150	-0-	(575)	-0-	1,575
Total	$3,388	$-0-	$(1,234)	$(508)	$1,646

(12)      Other Income

Other income for the three and nine months ended May 31, 2003 includes $1.9 million and $54.0 million, respectively, in proceeds received from settlements related to vitamin supplements.

Other income for the nine months ended May 31, 2002 includes a gain of $18.0 million recognized on the sale of our equity interest in Country Energy to Cenex Harvest States, partially offset by  $16.2 million in shutdown cost associated with fertilizer plants we temporarily idled.

Other income for the three months ended May 31, 2002 includes losses from derivative commodity instruments of $6.3 million, a loss of $3.1 million on the sale of investments and we incurred $8.2 million in unrecovered fixed costs due to the company temporary idling of production facilities.

(13)      Reorganization Expense

Costs directly related to our reorganization under Chapter 11 of the Bankruptcy Code are reflected as either Reorganization expense or Discontinued operations in our unaudited Condensed Consolidated Statements of Operations.  Reorganization expense for the three and nine month periods ended May 31, 2002 and 2003 was as follows:

	Nine Months Ended		Three Months Ended
	May 31, 2002	May 31, 2003	May 31, 2002	May 31, 2003
	(Amounts in Thousands)

Continuing Operations:

Impairment of property, plant and
equipment, and other assets	$ 28,655	$ 380,450	$ 28,655	$ 702
Legal and professional fees	1,722	24,714	1,722	8,621
Rejected executory contracts	-0-	22,803	-0-	22,009
Severance and employee retention	-0-	7,487	-0-	4,726
(Gain) loss on settlement with
customers and vendors	-0-	(994)	-0-	1,290
Loss on sale of property, plant and
equipment	-0-	3,113	-0-	3,231
Loss on sale of investments	-0-	15,427	-0-	14,523
Financing fees	24,342	1,021	24,342	964
Other	-0-	(150)	-0-	156

Reorganization expense from
continuing operations	$ 54,719	$ 453,871	$ 54,719	$ 56,222

Discontinued Operations:

Impairment of property, plant and
equipment, and other assets	$ -0-	$ 46,080	$ -0-	$ -0-
Legal and professional fees	-0-	45	-0-	15
Rejected executory contracts	-0-	3,296	-0-	2,569
Severance and employee retention	-0-	1,659	-0-	1,488
Loss on settlement with
customers and vendors	-0-	297	-0-	378
Loss on sale of property, plant and
equipment	-0-	31,691	-0-	32,959

Reorganization expense from
discontinued operations	$ -0-	$ 83,068	$ -0-	$ 37,409

Total reorganization expense	$ 54,719	$ 536,939	$ 54,719	$ 93,631

For the nine months ended May 31, 2003 cash flows related to our reorganization activities were as follows:

Supplemental Schedule of Cash Flows for Reorganization Activities
(Amounts in Thousands)
Source (Use) of Cash

Cash paid for professional services	$(24,513)
Employee severance and retention payments	(6,445)
Cash paid for bank fees	(1,021)
Net cash proceeds from sale of fixed assets, investments and inventories	200,862
Other cash reorganization items, net	3,000
Total cash provided by reorganization activities	$171,883

(14)      Discontinued Operations

     Crop Production

During May 2003 Farmland consummated the sale of a significant portion of our domestic crop production nitrogen assets, which included the majority of our anhydrous ammonia production and terminal facilities, primarily to Koch Nitrogen Company ("Koch").

The sale of our domestic nitrogen assets was in conjunction with our reorganization proceedings and was subject to approval by the bankruptcy court.  An auction was held for these assets during March 2003 and the final bids were approved by the Court on April 1, 2003.  These series of related transactions resulted in the purchase of assets and inventories and the assumption of certain liabilities by the buyers for consideration, in aggregate, of approximately $125 million in cash, of which $5 million is held in escrow.  The sales proceeds were used to reduce outstanding bank debt as required under the terms of both our DIP Credit Facility and our Pre-petition Credit Facility.

Each of the facilities sold represents a component of an entity as defined within SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").  Accordingly, assets, liabilities, sales, cost of sales, and operating expenses related to these components have been reclassified in the unaudited Condensed Consolidated Financial Statements for all periods presented to "Discontinued operations".

For business segment reporting purposes, the above assets are reported as discontinued operations within the "Crop Production" segment.  Subsequent to this sale, continuing crop production operations will consist of activity at our fertilizer manufacturing facility located in Coffeyville, Kansas and our ownership interest in two joint ventures, SF Phosphates Limited Company and Agriliance LLC.

During May 2003, Farmland also consummated the sale of our interest in Farmland MissChem Limited, which owns an anhydrous ammonia production facility in The Republic of Trinidad and Tobago, to Koch.  In accordance with SFAS No. 144, this sale does not constitute a discontinued component of an entity and our earnings through the date of sale related to this venture continue to be included in continuing operations under the caption "Equity in net income (loss) of investees" for all periods presented.

     Tradigrain

During February 2002 (the "measurement date"), a decision was made to liquidate our international grain trading subsidiaries, collectively referred to as Tradigrain.  Tradigrain was acquired in 1993 and provided international grain marketing and brokerage services to our customers.  The formation of ADM/Farmland, our domestic grain relationship, the changing environment which limited the availability of bank credit for trading businesses, and our continuing focus on core businesses were the primary reasons for exiting this business.  In accordance with APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," this liquidation constitutes a discontinued operation.

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

As of May 31, 2003, management estimates that Tradigrain's liquidation will not result in a loss in a future period.  However, if actual events differ from our estimates, there could be an impact on our results of operations and financial position.  For example, the length of time required to liquidate our operations could vary from our estimate, which would affect total general and administrative expenses incurred during the liquidation.  Furthermore, Tradigrain's remaining assets primarily consist of trade receivables.  Such trade receivables may be difficult to fully collect during the windup of operations.  As a part of our accounting process we have established reserves to reduce these receivables to our best estimate of net realizable value.

The following tables summarize financial information for Farmland's discontinued operations.

Balance sheets of discontinued operations:

	August 31	May 31
	2002	2003
	(Amounts in Thousands)
Assets
Current Assets :
Crop production
Accounts receivable - trade	$48,653	$18,636
Inventories	55,589	3,009
Other current assets	1,020	5,960
Tradigrain
Accounts receivable - trade	20,756	9,210
Inventories	104	42
Other current assets	36,304	12,432
Total current assets	$162,426	$49,289

Long-term Assets:
Crop production
Property, plant and equipment, net	$115,484	$4,226
Other long-term assets	10,831	786
Tradigrain
Property, plant and equipment, net	1,197	3
Other long-term assets	854	444
Total long-term assets	$128,366	$5,459

Total assets	$292,747	$56,654

Liabilities

Current Liabilities:
Crop production
Accounts payable - trade	$2,071	$3,483
Other current liabilities	4,585	3,540
Tradigrain
Short-term notes payable	2,614	1,470
Accounts payable -- trade	13,254	2,335
Other current liabilities	19,252	1,423
Total current liabilities	$41,776	$12,251

Tradigrain
Intercompany liabilities	$11,540	$4,544
Crop production
Intercompany liabilities	488	407
Total intercompanies liabilities	$12,028	$4,951

Crop production
Liabilities subject to compromise	$76,705	$57,229

Crop production
Long-term liabilities	$5,162	$-0-

Total liabilities	$135,671	$74,431

Net assets (liabilities) of discontinued operations	$157,076	$(17,777)

Net sales and income (loss) from discontinued operations:

	Nine Months Ended May 31		Three Months Ended May 31
	2002	2003	2002	2003
	(Amounts in Thousands)

Crop production net sales	$331,238	$251,125	$136,559	$77,563
Tradigrain net sales	965,158	177	197,440	-0-
Total net sales	$1,296,396	$251,302	$333,999	$77,563

Crop production
Income (loss) from discontinued operations before reorganization expenses	$(30,462)	$5,632	$(13,871)	$1,222
Reorganization expenses	-0-	(83,068)	-0-	(37,409)
Pretax loss from discontinued operations	$(30,462)	$(77,436)	$(13,871)	$(36,187)
Income tax benefit	5,826	-0-	2,653	-0-
Net loss from discontinued operations	$(24,636)	$(77,436)	$(11,218)	$(36,187)

Tradigrain
Pretax income (loss) from discontinued operations	$(30,505)	$(54)	$(17,201)	$96
Income tax expense	(4,779)	(143)	(3,918)	(190)
Net loss from discontinued operations	$(35,284)	$(197)	$(21,119)	$(94)

Total net loss from discontinued operations	$(59,920)	$(77,633)	$(32,337)	$(36,281)

Cash flows related to discontinued operations:

	Nine Months Ended May 31
	2002	2003
	(Amounts in Thousands)
Net cash provided by (used in) operating activities
Crop production	$54,751	$(34,750)
Tradigrain	124,898	14,123
Total net cash provided by (used in) operating activities	$179,649	$(20,627)

Net cash provided by investing activities
Crop production	$-0-	$124,223
Tradigrain	4,984	349
Total net cash provided by investing activities	$4,984	$124,572

Net cash (used in) financing activities
Crop production	$(54,751)	$(89,473)
Tradigrain	(125,006)	(14,775)
Total net cash (used in) financing activities	$(179,757)	$(104,248)

Net increase (decrease) in cash and cash equivalents	4,876	(303)

Cash and cash equivalents at beginning of period	8,708	7,014

Cash and cash equivalents at end of period	13,584	6,711

(15)      Notes Receivable -- Related Parties

Notes receivable due from ventures, primarily from Farmland Hydro, totaled $11.5 million and $17.1 million at August 31, 2002 and May 31, 2003, respectively.  The note receivable from Farmland Hydro accrues interest at a variable rate (4.735% at both August 31, 2002 and at May 31, 2003) based on the rate Farmland Hydro is charged by its commercial lender.  Accrued interest is payable annually on December 31, and principal is payable in annual installments through December 31, 2004.

(16)      Industry Segment Information

As a result of changing our management structure, effective September 1, 2002, Pork Marketing and Beef Marketing are presented as separate segments rather than as components of the Refrigerated Foods segment.  Segment results for the three months and nine months ended May 31, 2002 were reclassified to conform to our current operational structure.

Included in our segment results from continuing operations are proceeds from settlements related to vitamin supplements received, and recognized as income during the nine months ended May 31, 2002 and 2003 of $1.6 million and $54.0 million, respectively and during the three months ended May 31, 2002 and 2003 of $0.4 million and $1.9 million, respectively.  This income is primarily recognized in our feed segment.

Management, when evaluating business segment performance, evaluates performance before reorganization charges and credits.  We believe this measurement provides a better indication of the performance of a business segment.

Nine months ended
May 31, 2002 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$6,591,803	$-0-	$6,591,803
Transfers between segments	(1,947,220)	-0-	(1,947,220)
Net sales	$4,644,583	$-0-	$4,644,583

Income (loss) from continuing operations before reorganization expense	$(132,860)	$11,486	$(121,374)

Reorganization expense	(3,300)	(51,419)	(54,719)
Income (loss) from continuing operations	$(136,160)	$(39,933)	$(176,093)

Loss from discontinued operations,
net of income tax expense (benefit)	(59,920)	-0-	(59,920)

Net income (loss)	$(196,080)	$(39,933)	$(236,013)

Goodwill	$29,409	$-0-	$29,409

Total assets	$2,122,651	$319,663	$2,442,314

Nine months ended
May 31, 2003 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$5,554,350	$-0-	$5,554,350
Transfers between segments	(719,565)	-0-	(719,565)
Net sales	$4,834,785	$-0-	$4,834,785

Income (loss) from continuing operations before reorganization expense	$97,960	$(1,871)	$96,089

Reorganization expense	(416,845)	(37,026)	(453,871)

Income (loss) from continuing operations	$(318,885)	$(38,897)	$(357,782)

Loss from discontinued operations,
net of income tax expense	(77,633)	-0-	(77,633)

Net income (loss)	$(396,518)	$(38,897)	$(435,415)

Goodwill	$28,289	$-0-	$28,289

Total assets	$1,224,307	$141,134	$1,365,441

Nine months ended
May 31, 2002 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$1,903,571	$2,498,439	$2,333	$4,404,343
Transfers between segments	(654,392)	(51,888)	-0-	(706,280)
Net sales	$1,249,179	$2,446,551	$2,333	$3,698,063

Income (loss) from continuing operations before reorganization expense	$5,816	$24,165	$(2,894)	$27,087

Reorganization expense	-0-	-0-	-0-	-0-
Income (loss) from continuing operations	5,816	24,165	(2,894)	27,087

Loss from discontinued operations, net of income tax expense (benefit)	$-0-	$-0-	$(35,283)	$(35,283)

Net income (loss)	$5,816	$24,165	$(38,177)	$(8,196)

Goodwill	$2,810	$16,148	$10,451	$29,409

Total assets	$383,003	$397,540	$211,443	$991,986

Nine months ended
May 31, 2003 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$1,861,395	$2,734,172	$-0-	$4,595,567
Transfers between segments	(649,325)	(64,226)	-0-	(713,551)
Net sales	$1,212,070	$2,669,946	$-0-	$3,882,016

Income (loss) from continuing operations before reorganization expense	$27,239	$29,197	$(7,917)	$48,519

Reorganization expense	(18,029)	-0-	(890)	(18,919)

Income (loss) from continuing operations	$9,210	$29,197	$(8,807)	$29,600

Loss from discontinued operations, net of income tax expense	-0-	-0-	(197)	(197)

Net income (loss)	$9,210	$29,197	$(9,004)	$29,403

Goodwill	$2,786	$15,786	$9,717	$28,289

Total assets	$355,199	$425,285	$65,418	$845,902

Nine months ended
May 31, 2002 (Page 3 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
Crop Production		Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$144,849	$742,048	$-0-	$1,300,563	$2,187,460
Transfers between segments	(6,652)	(7,495)	-0-	(1,226,793)	(1,240,940)
Net sales	$138,197	$734,553	$-0-	$73,770	$946,520

Income (loss) from continuing operations before reorganization expense	$(130,956)	$(36,425)	$3,257	$4,177	$(159,947)

Reorganization expense	(3,300)	-0-	-0-	-0-	(3,330)
Income (loss) from continuing operations	$(134,256)	$(36,425)	$3,257	$4,177	$(163,247)

Loss from discontinued operations, net of income tax expense (benefit)	(24,636)	-0-	-0-	-0-	(24,636)

Net income (loss)	$(158,892)	$(36,425)	$3,257	$4,177	$(187,883)

Goodwill	$-0-	$-0-	$-0-	$-0-	$-0-

Total assets	$766,092	$272,774	$59,168	$32,631	$1,130,665

Nine months ended
May 31, 2003 (Page 3 of 3)
(Amounts in Thousands)
	INPUT AND OTHER SEGMENTS
	Crop Production		Petroleum		Feed	Other Operating Units		Total Input and Other Segments
Sales & transfers	$140,421	$807,451		$-0-		$10,911	$958,783
Transfers between segments	(2,642)	(3,371)		-0-		(1)	(6,014)
Net sales	$137,779	$804,080		$-0-		$10,910	$952,769

Income (loss) from continuing operations before reorganization expense	$1,711	$(4,212)		$54,084		$(2,142)	$49,441

Reorganization expense	(245,383)	(148,685)		(867)		(2,991)	(397,926)

Income (loss) from continuing operations	$(243,672)	$(152,897)		$53,217		$(5,133)	$(348,485)

Loss from discontinued operations, net of income tax expense	(77,436)	-0-		-0-		-0-	(77,436)

Net income (loss)	$(321,108)	$(152,897)		$53,217		$(5,133)	$(425,921)

Goodwill	$-0-	$-0-		$-0-		$-0-	$-0-

Total assets	$189,380	$119,723		$62,368		$6,934	$378,405

Three months ended
May 31, 2002 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$1,919,201	$-0-	$1,919,201
Transfers between segments	(471,911)	-0-	(471,911)
Net sales	$1,447,290	$-0-	$1,447,290

Income (loss) from continuing operations before reorganization expense	$(132,749)	$30,288	$(102,461)

Reorganization expense	(3,300)	(51,419)	(54,719)
Income (loss) from continuing operations	$(136,049)	$(21,131)	$(157,180)
Loss from discontinued operations, net of income tax expense (benefit)	(32,337)	-0-	(32,337)

Net income (loss)	$(168,386)	$(21,131)	$(189,517)

Goodwill	$29,409	$-0-	$29,409

Total assets	$2,122,651	$319,663	$2,442,314

Three months ended
May 31, 2003 (Page 1 of 3)
(Amounts in Thousands)
	CONSOLIDATED SEGMENTS
		Unallocated
	Combined Segments	Corporate Expenses	Consolidated
Sales & transfers	$1,963,784	$-0-	$1,963,784
Transfers between segments	(243,939)	-0-	(243,939)
Net sales	$1,719,845	$-0-	$1,719,845

Income (loss) from continuing operations before reorganization expense	$46,398	$(1,130)	$45,268

Reorganization expense	(37,835)	(18,387)	(56,222)

Income (loss) from continuing operations	$8,563	$(19,517)	$(10,954)

Loss from discontinued operations, net of income tax expense	(36,281)	-0-	(36,281)

Net income (loss)	$(27,718)	$(19,517)	$(47,235)

Goodwill	$28,289	$-0-	$28,289

Total assets	$1,224,307	$141,134	$1,365,441

Three months ended
May 31, 2002 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$584,917	$854,293	$-0-	$1,439,210
Transfers between segments	(195,100)	(21,581)	-0-	(216,681)
Net sales	$389,817	$832,712	$-0-	$1,222,529

Income (loss) from continuing operations before reorganization expense	$(6,218)	$2,558	$(2,376)	$(6,036)

Reorganization expense	-0-	-0-	-0-	-0-
Income (loss) from continuing operations	$(6,218)	$2,558	$(2,376)	$(6,036)

Loss from discontinued operations, net of income tax expense (benefit)	-0-	-0-	(21,119)	(21,119)

Net income (loss)	$(6,218)	$2,558	$(23,495)	$(27,155)

Goodwill	$2,810	$16,148	$10,451	$29,409

Total assets	$383,003	$397,540	$211,443	$991,986

Three months ended
May 31, 2003 (Page 2 of 3) (Amounts in Thousands)
	OUTPUT SEGMENTS
				Total
	Pork	Beef	World	Output
	Marketing	Marketing	Grain	Segments
Sales and transfers	$620,766	$1,009,638	$-0-	$1,630,404
Transfers between segments	(222,837)	(20,081)	-0-	(242,918)
Net sales	$397,929	$989,557	$-0-	$1,387,486

Income (loss) from continuing operations before reorganization expense	$8,965	$11,431	$(2,040)	$18,356

Reorganization expense	(20,034)	-0-	3	(20,031)

Income (loss) from continuing operations	$(11,069)	$11,431	$(2,037)	$(1,675)

Loss from discontinued operations, net of income tax expense	-0-	-0-	(93)	(93)

Net income (loss)	$(11,069)	$11,431	$(2,130)	$(1,768)

Goodwill	$2,786	$15,786	$9,717	$28,289

Total assets	$355,199	$425,285	$65,418	$845,902

Three months ended
May 31, 2002 (Page 3 of 3)
(Amounts in Thousands)
INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$46,657	$153,251	$-0-	$280,083	$479,991
Transfers between segments	(1,562)	(1,135)	-0-	(252,533)	(255,230)
Net sales	$45,095	$152,116	$-0-	$27,550	$224,761

Income (loss) from continuing operations before reorganization expense	$(69,546)	$(55,131)	$596	$(2,632)	$(126,713)

Reorganization expense	(3,300)	-0-	-0-	-0-	(3,300)
Income (loss) from continuing operations	$(72,846)	$(55,131)	$596	$(2,632)	$(130,013)

Loss from discontinued operations, net of income tax expense (benefit)	(11,218)	-0-	-0-	-0-	(11,218)

Net income (loss)	$(84,064)	$(55,131)	$596	$(2,632)	$(141,231)

Goodwill	$-0-	$-0-	$-0-	$-0-	$-0-

Total assets	$766,092	$272,774	$59,168	$32,631	$1,130,665

Three months ended
May 31, 2003 (Page 3 of 3)
(Amounts in Thousands)
	INPUT AND OTHER SEGMENTS
	Crop Production	Petroleum	Feed	Other Operating Units	Total Input and Other Segments
Sales & transfers	$48,213	$283,545	$-0-	$1,622	$333,380
Transfers between segments	-0-	(1,020)	-0-	(1)	(1,021)
Net sales	$48,213	$282,525	$-0-	$1,621	$332,359

Income (loss) from continuing operations before reorganization expense	$17,890	$7,677	$2,771	$(296)	$28,042

Reorganization expense	(14,585)	(39)	-0-	(3,180)	(17,804)

Income (loss) from continuing operations	$3,305	$7,638	$2,771	$(3,476)	$10,238

Loss from discontinued operations, net of income tax expense	(36,188)	-0-	-0-	-0-	(36,188)

Net income (loss)	$(32,883)	$7,638	$2,771	$(3,476)	$(25,950)

Goodwill	$-0-	$-0-	$-0-	$-0-	$-0-

Total assets	$189,380	$119,723	$62,368	$6,934	$378,405

(17)      Subsequent Events

Subsequent to May 31, 2003, we agreed to sell our interest in FNBPC to U.S. Premium Beef for a purchase price of approximately $230 million.  This sale is subject to Court approval, which we anticipate will be granted.  On consummation of this transaction, we anticipate we will recognize a gain on sale.

The following table summarizes the major classes of assets and liabilities of FNBPC.

	August 31 2002	May 31 2003
	(Amounts in Thousands)
Assets
Accounts receivable - trade	$117,236	$157,483
Inventories	64,255	57,851
Other current assets	28,869	34,236
Total current assets	$210,360	$249,570
Property, plant and equipment, net	$141,491	$159,998
Other long-term assets	15,119	15,025
Total long-term assets	$156,610	$175,023
Total assets	$336,970	$424,593

Liabilities
Accounts payable-trade	$25,212	$28,009
Other current liabilities	88,464	$100,593
Total current liabilities	$113,676	$128,602
Long-term debt and other	116,377	129,550
Total liabilities	$230,053	$258,152

Although the entire amount of these assets and liabilities are included in our unaudited Condensed Consolidated Balance Sheets, we only own 71.2% of FNBPC.  Accordingly, at August 31, 2002 and May 31, 2003, USPB held a minority interest in the equity of FNBPC of approximately $38.6 million and $47.1 million, respectively.

Subsequent to May 31, 2003, we reached a "stalking horse" agreement with Smithfield to purchase our pork marketing assets for approximately $363.5 million.  We will request that the Court approve an auction for the pork marketing assets.  If the Court approves the auction and also approves the ultimate sale of these assets, we anticipate that, in the period the sale is consummated, we will recognize a gain on sale of our pork marketing assets.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the accompanying unaudited Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q should be read in conjunction with information set forth in Part II, Items 7 and 8, in Farmland's Annual Report on Form 10-K for the year ended August 31, 2002.

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

As a result of the Chapter 11 proceedings, virtually all liabilities, litigation and other claims against the Debtors that were in existence as of the Petition Date are stayed unless the stay is modified or lifted or payment is authorized by the Court.  As part of the reorganization process, the Debtors have attempted to notify all known or potential creditors of the Chapter 11 filings for the purpose of identifying all pre-petition claims against the Debtors.  January 10, 2003 (the "Bar Date") was set by the Court as the date by which most creditors were required to file proof of claims against the Debtors.  We currently are evaluating these claims for possible objections.  As a result, at this time the ultimate amount of claims that will be allowed by the Court is not determinable.

Pursuant to the provisions of the Bankruptcy Code, on November 27, 2002, the Debtors filed with the Court a plan of reorganization under which the Debtors' liabilities and equity interests would be restructured.  The plan of reorganization identifies various classes of creditors and equity interests.  Classes that will be paid in full or whose rights are not altered are considered unimpaired and will not be solicited to vote on the plan of reorganization.  Classes that will not be paid in full are considered impaired.  Impaired classes include holders of unsecured demand loan certificates and holders of unsecured subordinated debenture bonds, as well as general unsecured creditors of Farmland Industries, Inc.  As a general matter, impaired classes are entitled to vote as a class to accept or reject the plan of reorganization.

Our plan of reorganization, filed November 27, 2002, contemplated that the Debtors would reorganize around the beef marketing and/or pork marketing businesses, or that the Debtors would sell all or substantially all or our assets.  The Debtors now believe it will be in the best interests of the creditors to proceed with the sale of substantially all of our assets under Chapter 11 of the Bankruptcy Code.  The Debtors intend to file an amended plan of reorganization (the "Plan of Reorganization" or the "Plan") incorporating this direction and our proposed distributions to creditors.  The Debtors also intend to file a disclosure statement providing all creditor classes with information regarding the Plan.  Once the Court approves the disclosure statement, we will send the Plan of Reorganization and the disclosure statement to the various impaired classes, and the Plan will be voted on by those classes.  There can be no assurance that the Plan of Reorganization will be approved by the creditors or, if approved by the creditors, that the Plan will be confirmed by the Court.

Although, as disclosed above, we believe we will sell substantially all of our assets, significant uncertainties still exist:

the Debtors must still file a disclosure statement describing the Plan of Reorganization;
the Court must approve the Plan and the disclosure statement;
the impaired classes, to the extent required, must vote to accept the Plan; and
the Court must confirm the Plan.

As these events unfold, we will continue to evaluate the recoverability of assets and, as necessary, recognize impairment charges to the extent any asset's carrying value exceeds its estimated net realizable value.

          Disposition of Assets

Any sale of significant assets outside the normal course of business would be presented to our creditor committees for review and must be approved by the Court.  If the Board approves the acceptance of a bid, then we would present the bid to the creditor committees for review, with a view, ultimately, to presenting the bid to the Court for approval.

           Crop Production Nitrogen Assets

In February 2003, the Debtors entered into a purchase agreement with Koch Nitrogen Company ("Koch") for the sale of the majority of our domestic nitrogen assets, which includes most of our anhydrous ammonia production and terminal facilities that we either own or lease.  The Debtors entered into a second purchase agreement with Koch for the sale of our foreign nitrogen assets, consisting of our 50% ownership interest in Farmland MissChem Limited and related assets.  Farmland MissChem Limited owns an anhydrous ammonia production facility in The Republic of Trinidad and Tobago.

After conducting an auction in March 2003, the Court approved the sale of the majority of our domestic crop production nitrogen assets, as well as our interest in Farmland MissChem Limited and related assets, to Koch.  During the auction process, we also sold certain domestic crop production nitrogen assets, primarily terminals, to other parties.  These transactions resulted in the purchase of assets and inventories and the assumption of certain liabilities by the buyers for consideration, in aggregate, of approximately $201 million in cash, of which $7.0 million is held in escrow.  The sales proceeds were used to reduce outstanding bank debt as required under the terms of both our DIP Credit Facility and our Pre-petition Credit Facility.  We incurred a loss on impairment of these assets of $276.9 million during the nine months ended May 31, 2003.  Of this estimated loss $46.1 million is related to components of our crop production business that have been sold and are included in discontinued operations with the remainder of the impairments included in reorganization expense in these unaudited Condensed Consolidated Statements of Operations for the nine months ended May 31, 2003.  We also incurred an additional loss on the sale of our domestic and international nitrogen assets in May 2003 of $46.3 million.  Of this loss on sale $31.7 million is included in discontinued operations and $14.6 million is included in reorganization expense as part of continuing operations in these unaudited Condensed Statements of Operations for the three and nine months ended May 31, 2003.  We believe the additional loss on sale was attributable to certain bidders' decisions not to participate in the auction, which occurred during our third fiscal quarter, due to the instability of natural gas markets as well as general economic uncertainties attributable to the effects of the commencement of the war with Iraq at the time of the aucition.  Subsequent to this sale, our crop production business consists primarily of our fertilizer manufacturing facility located in Coffeyville, Kansas and our ownership interest in two joint ventures, SF Phosphates Limited Company and Agriliance LLC.

           Petroleum Assets

In our plan of reorganization, filed November 27, 2002, we stated our intent to dispose of our petroleum assets.  Despite this stated intent, these assets are not classified as held for sale as, ultimately, any disposition must be approved by the Court and, to date, the Court has not approved such disposition. As a result, as of May 31, 2003 our petroleum assets were classified as held for operations.  These assets have been tested for impairment using projected undiscounted cash flows based on management's best assumptions regarding the use and eventual disposition of these assets and the estimated fair value we would receive on disposition of these assets.  During our first quarter, we tested our petroleum assets for impairment.  Based on these tests, we determined the carrying value for these assets exceeded our estimated fair value by $147.7 million and this amount was recognized as an impairment loss.  This estimated loss is included in reorganization expense in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine months ended May 31, 2003.

           North America Grain Assets

We are considering the possible sale of substantially all of our North America Grain assets.  These assets are currently leased to ADM/Farmland, an operating division of the Archer Daniels Midland Company ("ADM") and are classified as held for operations.  As a part of the lease agreements, Farmland shares in 50% of the earnings or losses of the ADM/Farmland unit.

           Beef Marketing Assets

We have identified a lead bidder to purchase our interest in Farmland National Beef Packing Company, L.P. ("FNBPC") and received Court approval to proceed with the auction process.  No overbids were received, so we will petition the Court for approval of this transaction.  We believe, although there can be no assurances, the Court will approve U.S. Premium Beef's ("USBP") bid to purchase our interest in FNBPC for approximately $230 million.  When the transaction is consummated, we estimate we will recognize a gain.

           Pork  Marketing Assets

We have identified Smithfield Foods, Inc. ("Smithfield") as the lead bidder to purchase our pork marketing assets for approximately $363.5 million.  We will request that the Court approve an auction for the pork marketing assets.  If the Court approves the auction and also approves the ultimate sale of these assets, we anticipate that, in the period the sale is consummated, we will recognize a gain on sale of our pork marketing assets.

Critical Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements of Farmland are prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  These critical accounting policies are identified and described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" included in our Annual Report on Form 10-K for the year ended August 31, 2002.

One of the identified critical accounting policies disclosed our method for valuing long-lived and intangible assets, including goodwill.  This policy has been modified as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", on September 1, 2002.  Application of SFAS No. 144 requires management to make various estimates, including estimates as to the fair value of long-lived assets.  While all such estimates by management have been in good faith, actual results will differ from management's estimates.  See "Recent Developments -- Disposition of Assets" for further information regarding application of SFAS No. 144.

Contractual Obligations

Farmland's contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Amounts in Millions)

Long-term debt including capital leases	$187.3	$40.7	$46.4	$72.4	$27.8
Liabilities subject to compromise(1)	871.7	N/A	N/A	N/A	N/A
Operating leases(2)	109.4	23.8	32.0	16.0	37.6
Take or pay contracts	138.7	32.9	56.1	39.2	10.5
Forward purchase obligation (2) (3)	478.5	204.0	140.5	70.6	63.4
Total contractual obligations	$1,785.6	$301.4	$275.0	$198.2	$139.3
(1)

As a result of the Chapter 11 filings, substantially all pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed pending Court approval or the confirmation of a plan of reorganization.

(2)

Future minimum lease payments and forward purchase obligations may be reduced as we complete our review of all executory contracts and determine which we will assume and which we will reject.  Once we reject an operating lease or forward purchase obligation, we no longer owe the future minimum lease payments or other future contractual payments, but we may owe damages to the other party.

(3)

The forward purchase contracts are primarily for a commodity and have variable pricing.  The contractual obligations were calculated using a five-year historical average price.  We also have contracts to take, at variable formula prices, the output of our SF Phosphates joint venture.  As the output is not controlled by Farmland, we have not included future purchases from SF Phosphates in this table.  Our SF Phosphates venture agreement requires us to purchase 50% of SF Phosphate's output.  This requirement runs for the life of our participation in the venture.  During 2002, SF Phosphates operated at 94% of capacity, and we purchased our required 50% of their production.  During the nine month periods ended May 31, 2002 and 2003, SF Phosphates operated at or above 90% of capacity, and we purchased our required 50% of their production.  Our sales arrangements are adequate to sell all our share of SF Phosphates production even if SF Phosphates operated at 100% capacity.  During the year ended August 31, 2002, we purchased 302,288 tons of crop nutrients at a cost of $52.7 million from this venture.

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

Farmland entered into an amendment to the DIP Credit Facility on January 8, 2003 (the "DIP Amendment").  The Court approved the DIP Amendment on March 3, 2003 (the "Approval Date").  The DIP Amendment, as approved by the Court:

eliminated the requirement that Farmland file a plan of reorganization approved by all DIP Lenders;

eliminated the requirement that the auditors' report covering Farmland's Consolidated Financial Statements express no doubts about the ability of Farmland and its subsidiaries to continue as a going concern;

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

established milestones relating to the progress of the sale of our crop production and beef marketing businesses;
permitted us to issue new letters of credit under the Tranche B commitment; and
limited the application of the default interest rate, which had increased our borrowing rate by 200 basis points during.the period from December 9, 2002 until the Approval Date.

On May 30, 2003, Farmland entered into a letter agreement amending the DIP Credit Facility as follows:

Farmland voluntarily reduced the Tranche B DIP Loan Commitment to $62.5 million; and
Farmland received additional time to comply with certain milestones related to the sale of its beef marketing business.

As of May 31, 2003, the DIP Credit Facility was comprised of  $62.5 million Tranche B commitment.  Farmland does not pay any commitment fees related to the unused portion of the Tranche B commitment.  Our ability to borrow under Tranche B of the DIP Credit Facility, as amended, is limited by several factors, including:

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

As of May 31, 2003, Farmland had no borrowings under the DIP Credit Facility and $13.1 million of the facility was being utilized to support letters of credits.  As of May 31, 2003, we had $28.0 million of available cash balances to meet ongoing commitments.  Management believes that our borrowing capacity under the DIP Credit Facility, as amended, is adequate to enable us to continue operations under the supervision of the Court.

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

At May 31, 2003, we were in compliance with all financial covenants, terms, and conditions of the DIP Credit Facility, as amended.

Interest on the DIP Credit Facility is variable and based on a spread (2.5% through December 9, 2002; 4.5% from December 9, 2002 through the Approval Date; and 2.5% subsequent to the Approval Date) over the higher of (1) the Prime Rate or (2) the rate which is 50 basis points in excess of the Federal Funds Effective Rate, as such terms are defined in the DIP Credit Facility.  As of May 31, 2003, the variable interest rate, as so determined, was 6.75%.  Through December 9, 2002, commitment fees of up to 100 basis points per annum were paid periodically on the unused portion of Tranche A of the DIP Credit Facility.

As of May 31, 2003, $20.4 million of the pre-petition term loan remains outstanding and accrues interest at a rate of 3.5% over the base rate.  As of May 31, 2003, the pre-petition term loan was accruing interest at a rate of 7.75%.  Farmland does not pay any commitment fees related to the pre-petition term loan.  All other obligations under the Pre-petition Credit Facility were paid from the proceeds of the DIP Credit Facility or have otherwise been satisfied.  We anticipate that the Pre-petition Credit Facility will be paid in full when the sale of our interest in FNBPC is consummated.  However, this sale transaction is subject to Court and regulatory approval and there can be no assurance when, or if, the transaction will be consummated.

The DIP Credit Facility, as amended, expires on the occurrence of an event that constitutes a commitment termination date as defined in the agreement or, if no such event has occurred, on November 30, 2003.  All outstanding borrowings under the DIP Credit Facility are due and payable on the commitment termination date.

In August 2001, Farmland National Beef Packing Company, L.P. ("FNBPC"), which is not a Debtor entity and which has continued normal operations, established a five-year, $225 million credit facility with a syndicate of banks.  This facility provides for a line of credit for up to $100 million, and a term loan of $125 million, both of which are nonrecourse to Farmland.  Borrowings under the credit facility are collateralized by substantially all the assets of FNBPC and are subject to certain financial covenants.    At May 31, 2003 FNBPC had:

borrowings under the credit facility of $129.7 million;
letters of credit, supported by the credit facility, totaling $24.5 million;
availability under the credit facility of approximately $63.1 million; and
borrowings outside of the credit facility, primarily Industrial Revenue Bonds, totaling $14.9 million.

FNBPC was in compliance with all covenants as of May 31, 2003.  As a part of the proposed transaction to sell FNBPC, USPB would assume this credit facility.

During February 2002, a decision was made to dispose of our international grain trading subsidiaries (collectively referred to as Tradigrain), through an orderly liquidation of assets and settlement of liabilities.  The disposal plan consists primarily of the termination of normal activity, the sale of existing inventories, the collection of receivables, and the settlement of trade and financing liabilities.  Our Switzerland subsidiary, which held the primary credit facility to fund the operations of all Tradigrain subsidiaries, filed for creditor protection at that time and all unused lines of credit were rescinded.  Continuing financing is negotiated with the banks on an as needed basis.  As of May 31, 2003, Tradigrain had short-term borrowings of $1.5 million and had $8.7 million of available cash balances.  All obligations of Tradigrain are nonrecourse to Farmland and Farmland's other affiliates.

Farmland maintains other borrowing arrangements, primarily Industrial Revenue Bonds, with banks and financial institutions. Under such arrangements, at May 31, 2003, $21.8 million was borrowed, of which $0.3 million was nonrecourse to Farmland.

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

For the nine months ended May 31, 2003, Farmland primary sources of cash were:

.	cash generated from operations, after adjustments for non-cash charges and credits, of $99.1 million;
.	proceeds from sale of fixed assets, inventories, and investments of $200.8 million and
.	receipt of $54.0 million in settlements related to vitamin supplements.

Cash generated was primarily used to:

.	repay $277.0 million of borrowings;
.	fund $38.5 million in capital expenditures, primarily related to our beef and pork marketing businesses; and
.	pay reorganization costs, primarily professional fees, of $24.5 million.

Results of Operations

      General

In view of the seasonality of Farmland's businesses, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

Farmland's revenues  margins,  net income or loss and cash flow depend, to a large extent, on conditions in agriculture and may be volatile due to factors beyond our control, such as weather, crop failures, federal agricultural programs, currency fluctuations, tariffs, concerns over food safety, and other factors affecting United States imports and exports.  In addition, various federal and state regulations intended to protect the environment encourage farmers to reduce the use of fertilizers and other chemicals.  Global variables, such as general economic conditions, conditions in financial markets, embargoes, political instabilities, war with Iraq, terrorist activities, local conflicts and other incidents affect, among other things, the supply, demand and price of crude oil, refined fuels, natural gas and other commodities and may unfavorably impact Farmland's operations.  Historically, changes in the costs of raw materials have not necessarily resulted in corresponding changes in the prices at which finished products have been sold by Farmland.  For example, changes in the prices of crude oil and refined fuels have caused, and will continue to cause, significant variations in the results of our petroleum business.  Management cannot determine the extent to which these factors may impact our future operations.

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

Results of Operations for Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002.

 For the nine months ended May 31, 2003 sales from continuing operations increased  $190.2 million, or 4%, compared with the same period last year.  This increase is primarily due to an increase in sales recorded by our beef marketing segment as a result of higher beef unit sales and unit selling prices, and a increase in our petroleum segment as a result of increased refined fuels selling prices, partially offset by a decrease in refined fuels volume.  These increases in sales were partially offset by a decrease in sales recorded by our pork marketing segment as a result of lower pork selling prices partially offset by a increase in pork unit sales, and a decrease in sales recorded by our other operating segment as a result of exiting non-strategic businesses.

For the nine months ended May 31, 2003, we had a net loss of $435.4 million compared with a net loss of $236.0 million for the same period last year.  The increased loss is primarily related to the following:

.	reorganization expense from continuing operations of $453.9 million incurred in the nine months ended May 31, 2003 compared with $54.7 million in the same period the prior year, primarily resulting from the impairment of our crop production and petroleum assets;

.

during the nine months ended May 31, 2003 we incurred a loss from discontinued operations of $77.6 million compared with a loss of $59.9 million in the same period last year primarily as a result of a $31.7 million loss incurred on the sale of components of our crop production business during the nine months ended May 31, 2003.

These factors were partially offset by:

.

excluding the  reorganization charges discussed above, our results from continuing operations for the nine months ended May 31, 2003 improved $217.5 million compared with the same period last year primarily due to improvements in the results of our crop production, petroleum, feed, beef marketing and pork marketing segments as more fully described in management's discussion and analysis for each segment.

      Pork Marketing

Sales of pork marketing segment decreased $37.1 million, or 3%, during the nine months ended May 31, 2003 compared with the same period last year.  The decrease was primarily due to an approximate 7% decrease in unit selling price partially offset by an approximate 5% increase in unit sales volume.  Unit selling prices declined primarily as a result of over production of proteins in the domestic market.  The increase in sales volume was a result of increased efficiencies at our plants in Denison, Iowa and Monmouth, Illinois along with a 16% increase in volumes in our case ready business.

Income in the pork marketing segment increased $3.4 million, or approximately 58%, during the nine months ended May 31, 2003 to an income of $9.2 million compared to an income of $5.8 million in the same period last year.  Significant factors, which caused the income of the pork marketing segment to increase for the nine months, ended May 31, 2003 compared with the prior year included:

.

during the nine months ended May 31, 2003 as compared with the prior year, interest expense decreased $9.2 million, primarily as a result of the overall decrease in Farmland's interest expense.  Farmland's interest expense decreased as interest was stayed on unsecured debt, and as secured debt borrowings and the average interest rate paid on those secured borrowings both decreased significantly;

.

during the nine months ended May 31, 2003, margins from the pork processing side of the business increased $2.8 million, as compared with the prior year primarily as a result of our continued focus on shifting volume from commodity pork to value added branded pork;

.	during the nine months ended May 31, 2003, income from derivative instruments increased $11.7 million, due to the liquidation of contracts in the prior year as a result of the bankruptcy filing; and
.

during the nine months ended May 31, 2003, selling, general and administrative expenses were reduced by $3.4 million, primarily due to work force reductions and reductions in information system expenses.

These factors were partially offset by:

.

during the nine months ended May 31, 2003 as compared to the same period last year, margins from the livestock production group decreased by $6.2 million, primarily as a result of lower live hog prices and an increase in feed costs.  The lower live hog prices were not fully recovered at the processing level due to lower unit selling prices for pork products; and

.

reorganization expenses for the nine months ended May 31, 2003 increased $18.0 million as compared to the same period last year as a result of a $19.9 million accrual for damages on rejected purchase contracts partially offset by $1.9 million income realized from vendor settlements.

      Beef Marketing

Sales of the beef marketing segment increased $223.4 million, or 9%, during the nine months ended May 31, 2003 compared with the same period last year.  The increase was primarily due to an approximate 4% increase in unit sales volume combined with an approximate 5% increase in unit selling price.

Income of the beef marketing segment increased $5.0 million, or approximately 21%, during the nine months ended May 31, 2003 to an income of $29.2 million compared to an income of $24.2 million in the same period last year.  The $5.0 million increase is primarily attributable to a $5.4 million improvement in our case ready business as, during the current year, we no longer had the start-up costs that we incurred during the same period in the prior year.

      World Grain

Our world grain segment incurred a loss of $9.0 million for the nine months ended May 31, 2003 compared with a loss of $38.2 million in the same period last year.  This change is attributable, in part, to our discontinued international grain operations which, during the nine months ended May 31, 2002, incurred a loss of $35.3 million primarily due to lower gross margins and the orderly liquidation of Tradigrain, compared with a loss of $0.2 million during the nine months ended May 31, 2003.  This decrease in our loss from our international grain operations was partly offset by a $5.9 million decrease in our North American Grain operations primarily attributable to losses incurred through our interests in earnings and losses of ADM/Farmland.  This decrease in income from ADM/Farmland resulted primarily from losses recognized on wheat marketing.

      Crop Production

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, provides authoritative guidance regarding classification of operations as continuing or discontinued.  SFAS No. 144 requires an entity to evaluate assets at a component of an entity level rather than at a line of business or segment level.  A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

During 2002 and 2003, we closed or sold most of our fertilizer assets.  For presentation in our financial statements, assets sold, closed, or remaining were evaluated as follows.

.	Coffeyville, Kansas nitrogen facility -- continues to operate and results are included as a component of continuing operations.
.

Lawrence, Kansas and Pollock, Louisiana -- closed during fiscal 2002.  Operations from fiscal 2002 and subsequent costs related to closure are included as a component of continuing operations as these facilities closed prior to the effective date of SFAS No. 144.

.

Farmland MissChem venture -- we sold our interest in May 2003.  In accordance with SFAS No. 144 our earnings related to this venture continue to be included in the caption "Equity in net income (loss) of investees" for all periods presented.

.

Farmland Hydro venture -- the venture sold substantially all of its assets during November 2002.  However, we continue to own 50% of the remaining assets of the venture and our earnings related to this venture continue to be included in the caption "Equity in net income (loss) of investees" for all periods presented.

.

Agriliance and SF Phosphates ventures -- these ventures have continued normal operations.  Our earnings related to these ventures continue to be included in the caption "Equity in net income (loss) of investees" for all periods presented.

.

Nitrogen facilities at Enid, Oklahoma, Beatrice, Nebraska, Ft. Dodge, Iowa, and Dodge City, Kansas -- the Court authorized sale of these production facilities in April 2003 and the sale was consummated in May 2003.  Each of these facilities represents a component of an entity.  Accordingly, assets, liabilities, sales, cost of sales, and operating expenses related to these components  have been reclassified in the unaudited Condensed Consolidated Financial Statements  for all periods presented to "Discontinued operations".  Also see Note 14 in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

Crop production segment sales from continuing operations decreased slightly from $138.2 million during the nine months ended May 31, 2002 to $137.8 million during the nine months ended May 31, 2003.  These flat sales from continuing operations were the result of a combination of factors:

.

natural gas prices were generally higher during the nine months ended May 31, 2003 as compared to the same period in the prior year, resulting in higher prices for nitrogen-based crop nutrient products;

.

our Coffeyville, Kansas nitrogen facility ran more efficiently during the nine months ended May 31, 2003 as compared to the same period in the prior year, resulting in increased production of nitrogen-based crop nutrient products and increased unit sales;

.	unit prices for phosphate-based crop nutrient products were higher as a result of increased market prices for these products throughout our trade territories and result of product mix changes; and
.

the above factors were offset by a reduction in unit volume for phosphate-based crop nutrient products, primarily as a result of the sale, during November 2002, by our 50%-owned venture, Farmland Hydro, of all of its production assets.

Our loss from crop production segment's continuing operations increased by $109.4 million, from a $134.3 million loss for the nine months ended May 31, 2002 to a $243.7 million loss for the nine months ended May 31, 2003.  This increased loss is primarily attributable to the following combination of factors.

.

During the nine months ended May 31, 2003, we recognized a $230.8 million impairment charge related to our continuing operations assets (related to the Coffeyville, Kansas nitrogen facility) and a $14.6 million loss on the sale of our investment and related assets in Farmland MissChem Limited.

.

During the nine months ended May 31, 2002, crop production recorded a $55.2 million restructuring charge, primarily related to closure of the Lawrence, Kansas and Pollock, Louisiana facilities and the impairment of our investment in Farmland Hydro to its estimated net realizable value.

.

Idle plant costs were reduced by approximately $11.4 million, primarily as a result of improved fertilizer markets and less downtime at our Coffeyville, Kansas Nitrogen facility during the nine months ended May 31, 2003 compared with the same period in the prior year combined with the closure of the Lawrence, Kansas and Pollock, Louisiana facilities at the end of the third quarter of 2002.

.

The $35.8 million improvement in gross margins from crop production's continuing operations is primarily attributable to improved margins from our Coffeyville, Kansas nitrogen gasification plant.  Relatively high natural gas prices supported increased nitrogen-based crop nutrient selling prices without significantly affecting our total cost to produce product and increased production efficiencies enabled us to spread fixed costs over more units of productions.  Furthermore, depreciation expense included in aggregate fixed costs was significantly reduced as result of our first quarter impairment charge, which reduced the carrying value of the nitrogen facility by approximately $230 million.  As a result of this impairment charge, beginning December 2002, depreciation related to the Coffeyville, Kansas nitrogen gasification facility was reduced from approximately $1.9 million per month to approximately $0.5 million per month.

.

Interest expense allocated to crop production continuing operations decreased $11.1 million during the nine months ended May 31, 2003 compared with the prior year primarily as a result of the overall decrease in Farmland's interest expense.  Farmland's interest expense decreased as interest was stayed on unsecured debt, and as secured debt borrowings and the average interest rate paid on those secured borrowings both decreased significantly.

.

Selling, general and administrative expenses related to crop production's continuing operations decreased $10.2 million during the nine months ended May 31, 2003 compared with the prior year primarily as a result of decreases in unallocated rail expenses, amortization of deferred software costs, dues, bad debt expenses, licenses and fees.

      Petroleum

Sales of the petroleum segment increased $69.5 million, or approximately 9% for the nine months ended May 31, 2003 compared with the same period last year.  The increase was primarily the result of a 27% increase in refined fuels units selling prices, partially offset by a 7% decrease in refined fuel volume sold and a 77% decrease in propane volume sold.  The increase in unit prices for refined fuels was a result of a stronger demand for distillates compared to the previous year due to the colder than normal winter combined with low inventories of crude oil in the United States due to the oil production workers' strike in Venezuela and the war in Iraq.  These lower inventories pushed the price of crude oil to higher than prior year levels and the finished products prices followed.  The decrease in unit sales is primarily a result of the impact of the sale of our equity interest in Country Energy.  This was offset by increased production in March and April of this year compared to last year when the Coffeyville, Kansas refinery was shut down in order to perform planned major maintenance activities.  Prior to the sale of Country Energy as of November 30, 2001, our sales included 41% of all product sold through our agent, Country Energy.  These sales arranged by Country Energy were derived from Cenex Harvest States' portion of the output of the NCRA refinery at McPherson, Kansas, the output of Cenex Harvest States' refinery at Laurel, Montana, the output of Farmland's refinery at Coffeyville, Kansas, sales of gasoline and distillates purchased from third parties for resale, and sales of wholesale propane, lubricants and petroleum equipment.  During the nine months ended May 31, 2003, our petroleum sales consisted of 100% of the output of our Coffeyville, Kansas refinery, and we no longer participated in sales related to the refineries at McPherson, Kansas or Laurel, Montana; in the resale of petroleum products to third parties; or in the selling of wholesale propane, lubricants and petroleum equipment.

The petroleum segment incurred a loss of $152.9 million during the nine months ended May 31, 2003, compared with a loss of $36.4 million for the same period last year.  This $116.5 million increase in loss is primarily attributable to:

.	during the nine months ended May 31, 2003, we incurred reorganization expense of $148.7 million primarily as a result of the impairment charge recorded against certain long lived assets; and
.	during the nine months ended May 31, 2002, the results included an $18.0 million gain on the sale of our interest in Country Energy.

These factors were partially offset by:

.

during the nine months ended May 31, 2003, as compared to the same period last year, margins increased by $41.8 million primarily due to the temporary shutdown of our Coffeyville, Kansas refinery in March and April, 2002 to perform planned major maintenance activities;

.

during the nine months ended May 31, 2003, as compared to the same period last year, interest expense allocated to petroleum decreased $4.0 million, primarily as a result of the overall decrease in Farmland's interest expense.  Farmland's interest expense decreased as interest was stayed on unsecured debt, and as secured debt borrowings and the average interest rate paid on those secured borrowings both decreased significantly; and

.	during the nine months ended May 31, 2003, we incurred losses from derivative commodity instruments of $0.5 million compared with a loss of $1.8 million during the same period last year.

      Feed

Our feed segment recorded net income of $53.2 million during the nine months ended May 31, 2003, an increase of $49.9 million as compared to a net income of $3.3 million in the same period last year.  The increase is primarily related to $51.0 million in proceeds from settlements related to vitamin supplements received, and recognized as income, during the nine months ended May 31, 2003 compared with $1.6 million of vitamin supplement settlement proceeds received, and recognized as income, during the nine months ended May 31, 2002.

      Other Operating Units

The other operating units segment incurred a loss of $5.1 million during the nine months ended May 31, 2003, a $9.3 million decrease as compared to income of $4.2 million in the same period last year.  The decrease in income was primarily the result of a $6.2 million gain realized on the sale of the wheat gluten production facility last year.

      Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense from continuing operations decreased $69.4 million for the nine months ended May 31, 2003 compared with the same period last year.  SG&A expense from continuing operations directly associated with business segments decreased $34.5 million, primarily as a result of the sale or closing of certain businesses included in our other operating units segment.  SG&A expense from continuing operations not directly associated with business segments decreased $34.9 million for the nine months ended May 31, 2003 compared with the same period last year.  This decrease is primarily related to a reduction in employee related costs, rental expense, outside service costs,  and reduced financial advisory fees subsequent to our bankruptcy filing.

      Restructuring and Other Charges

During the nine months ended May 31, 2003, restructuring income from continuing operations of $0.6 million was recorded as a result of reaching an agreement with a third party regarding settlement of certain liabilities.

During the nine months ended May 31, 2002, we incurred restructuring and other charges of $49.2 million, comprised of current period restructuring costs of $55.6 million related to impairment charges to reduce the carrying value of certain crop production assets to their estimated fair value, less recoveries and reversals related to prior period restructuring costs of $6.4 million as a result of the sale of our wheat gluten plant.  See Note 11 "Restructuring and Other Charges" in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

      Interest Expense

Interest expense from continuing operations decreased $38.1 million during the nine months ended May 31, 2003 compared with the same period last year.  Interest expense directly charged to the business segments decreased $29.9 million.  The decrease in interest expense is primarily a result of the following:

.	due to our bankruptcy, we discontinued accruing interest on certain unsecured debt, primarily subordinated debt securities, resulting in an approximate $32.1 million decrease in interest expense; and
.	interest expense from other borrowings decreased $6.0 million as a result of a $43 million decrease in our average borrowings and a 1.32% decrease in our average borrowing rate.

      Other Income

Other income from continuing operations increased $54.8 million for the nine months ended May 31, 2003 compared with the same period last year.  Other income from continuing operations directly associated with business segments increased $56.2 million, primarily as the combined effect of the following:

.

proceeds of $51.0 million from settlements related to vitamin supplements were received, and  recognized as income, during the nine months ended May 31, 2003 compared with $1.6 million of vitamin supplement settlement proceeds received, and recognized as income, during the nine months ended May 31, 2002;

.	during the nine months ended May 31, 2003, we incurred losses from derivative commodity instruments of $0.3 million compared with losses of $6.1 million incurred during the same period last year; and
.	during the nine months ended May 31, 2003, we incurred $12.1 million less in unrecovered fixed costs due to temporary idling of production facilities compared with the same period last year.

The above is partly offset by an $18.0 million gain on the sale of Country Energy recognized during the nine months ended May 31, 2002.

Other income from continuing operations not directly associated with a business segment decreased $1.4 million for the nine months ended May 31, 2003 compared with the same period last year.

      Reorganization Expense

During the nine months ended May 31, 2003 we incurred reorganization expense from continuing operations of $453.9 million compared with $54.7 million in the same period last year.  Reorganization expense consists of costs associated with the Chapter 11 proceedings that are not directly attributable to the on-going operations of Farmland.  For the nine months ended May 31, 2003, reorganization expense from continuing operations included $380.4 million from the impairment of certain long-lived assets, $3.1 million loss on the disposal of property, plant and equipment, $15.4 million loss on the sale of investments, $24.7 million for professional fees, $7.5 million for employee severance and retention and $22.8 million for estimated damages related to rejected executory contracts.  See Note 13 "Reorganization Expense" in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

      Income Tax Expense

During the year ended August 31, 2002, management concluded that it was more likely than not that we would be unable to utilize a substantial portion of our net operating loss carryforward.  Accordingly, we established a valuation allowance to reduce the income tax asset related to the future benefit to be provided by our net loss operating carryforward to an amount equal to our future liability related to our net income tax timing differences.  Management utilized a 0% effective tax rate as the potential tax benefit generated by our pre-tax loss was offset by an increase in our valuation allowance.

Results of Operations for Three Months Ended May 31, 2003 Compared to the Three Months Ended May 31, 2002

For the three months ended May 31, 2003 sales from continuing operations increased $272.5 million, or 19%, compared with the same period last year.  This increase is primarily due to an increase in sales recorded by our beef marketing segment as a result of higher beef unit sales and unit selling prices, a increase in our petroleum segment as a result of an increase in refined fuels selling prices and increased unit volume primarily as a result of the refinery operating at a higher production level than the prior year, partially offset by a decrease in sales recorded by our other operating segment as a result of exiting non-strategic businesses.

For the three months ended May 31, 2003, we had a net loss of $47.2 million compared with a net loss of $189.5 million for the same period last year.  This reduced loss is primarily related to a $147.7 million improvement in our results from continuing operations for the three months ended May 31, 2003 compared with the same period last year primarily due to increases in our crop production, petroleum, pork marketing and beef marketing segments as more fully described in the management's discussion and analysis for each segment.

      Pork Marketing

Sales of the pork marketing segment increased $8.1 million, or 2%, during the three months ended May 31, 2003 compared with the same period last year.  The increase was primarily due to an approximate 3% increase in unit sales volume partially offset by a slight decrease in unit selling price.  The increase in sales volume was a result of increased efficiencies at our plants in Denison, Iowa and Monmouth, Illinois along with an increase in volumes in our case ready business.

Income in the pork marketing segment decreased $4.9 million or approximately 78%, during the three months ended May 31, 2003 to a loss of $11.1 million compared to a loss of $6.2 million in the same period last year.  Management continued to focus on shifting volume from commodity pork to value added branded pork.  Significant factors, which caused the income of the pork marketing segment to decrease for the three months ended May 31, 2003 compared with the prior year included:

.	reorganization expenses for the three months ended May 31, 2003 increased $20.0 million due primarily related to an accrual for damages on rejected purchase contracts;
.	during the three months ended May 31, 2003, we recognized a $3.1 million impairment of an investment in a joint venture; and
.

during the three months ended May 31, 2003, selling, general and administrative expenses increased by $2.5 million, primarily due to an increase in corporate allocations as a result of organizational changes due to bankruptcy.

These factors were partially offset by:

.

during the three months ended May 31, 2003 as compared to the same period last year, margins increased by $4.5 million, primarily due to volume and margin improvements in our value added branded pork, and higher pork selling prices due to a decrease in hog supply;

.	during the three months ended May 31, 2003, income from derivative instruments increased $10.0 million, due to the liquidation of contracts in the prior year as a result of the bankruptcy filing;
.

during the three months ended May 31, 2003, interest expense decreased $3.2 million primarily as a result of the overall decrease in Farmland's interest expense.  Farmland's interest expense decreased as interest was stayed on unsecured debt, and as secured debt borrowings and the average interest rate paid on those secured borrowings both decreased significantly; and

.

during the three months ended May 31, 2003 other income increased $3.0 million due to proceeds received from the insurance settlement from the July 2001 fire at our processing plant in Albert Lea, Minnesota in excess of the plants net book value.

      Beef Marketing

Sales of the beef marketing segment increased $156.8 million, or 19%, during the three months ended May 31, 2003 compared with the same period last year.  The increase was primarily due to an approximate 8% increase in unit sales volume (due primarily to an additional week in the current quarter versus the same period in the prior year), combined with an approximate 10% increase in unit selling price.

Income of the beef marketing segment increased $8.9 million, during the three months ended May 31, 2003 to an income of $11.4 million compared to an income of $2.6 million in the same period last year.  The $8.9 million increase is primarily attributable to improved margins resulting from higher sales volume and higher sales prices as a result of a strong demand, partially offset by higher cattle costs and higher labor and benefit expenses.

      World Grain

Our world grain segment incurred a loss of $2.1 million for the three months ended May 31, 2003 compared with a loss of $23.5 million in the same period last year.  This change is attributable, in part, to our discontinued international grain operations which during the three months ended May 31, 2002, incurred a loss of $21.1 million primarily due to the orderly liquidation of Tradigrain compared with a loss of $0.1 million during the three months ended May 31, 2003.  This change is also a result of a $0.3 million decrease in losses from our North American Grain operations due to a $2.5 million decrease in operational costs partially offset by a $2.2 million decrease in earnings from joint ventures and from our interests in the earnings and losses of ADM/Farmland.  This decrease in income from ADM/Farmland resulted primarily from losses recognized on wheat marketing.

      Crop Production

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides authoritative guidance regarding classification of operations as continuing or discontinued.  SFAS No. 144 requires an entity to evaluate assets at a component of an entity level rather than at a line of business or segment level.  A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

During 2002 and 2003, we closed or sold most of our fertilizer assets.  For presentation in our financial statements, assets sold, closed, or remaining were evaluated as follows.

.	Coffeyville, Kansas nitrogen facility -- continues to operate and results are included as a component of continuing operations.
.	Lawrence, Kansas and Pollock, Louisiana -- closed during fiscal 2002; operations from fiscal 2002 and subsequent costs related to closure are included as a component of continuing operations.
.

Farmland MissChem venture -- we sold our interest in May 2003; in accordance with SFAS No.144 our earnings related to this venture continue to be included in the caption "Equity in net income (loss) of investees" for all periods presented.

.

Farmland Hydro venture -- the venture sold substantially all of its assets during November 2002; however, we continue to own 50% of the remaining assets of the venture and our earnings related to this venture continue to be included in the caption "Equity in net income (loss) of investees" for all periods presented.

.

Agriliance and SF Phosphates ventures -- these ventures have continued normal operations; our earnings related to these ventures continue to be included in the caption "Equity in net income (loss) of investees" for all periods presented.

.

Nitrogen facilities at Enid, Oklahoma, Beatrice, Nebraska, Ft. Dodge, Iowa, and Dodge City, Kansas -- the Court authorized sale of these production facilities in April 2003 and the sale was consummated in May 2003.  Each of these facilities represents a component of an entity.  Accordingly, assets, liabilities, sales, cost of sales, and operating expenses related to these components have been reclassified in  the accompanying unaudited Condensed Consolidated Financial Statements for all periods "Discontinued operations".  Also see note 14 in the accompanying notes to unaudited Condensed Consolidated Financial Statements.

Crop production segment sales from continuing operations increased from $45.1 million during the three months ended May 31, 2002 to $48.2 million during the three months ended May 31, 2003.  This increase of approximately 7% results from a combination of factors:

.	natural gas prices were higher during the three months ended May 31, 2003 as compared to the same period in the prior year, resulting in higher prices for nitrogen-based crop nutrient products;
.

our Coffeyville, Kansas nitrogen facility ran more efficiently during the three months ended May 31, 2003 as compared to the same period in the prior year, resulting in increased production of nitrogen-based crop nutrient products and increased unit sales;

.

unit prices for phosphate-based crop nutrient products were higher as a result of increased market prices for these products throughout our trade territories and the results of product mix changes; and

.

the above factors were partly offset by a reduction in unit volume for phosphate-based crop nutrient products, primarily as a result of the sale, during November 2002, by our 50%-owned venture, Farmland Hydro, of all of its production assets.

Income from the crop production segment's continuing operations improved by $76.2 million, from a $72.9 million loss for the three months ended May 31, 2002 to a $3.3 million gain for the three months ended May 31, 2003.  This improvement is primarily attributable to a combination of factors as follows.

.

During the three months ended May 31, 2002, crop production recorded a $55.2 million restructuring charge, primarily related to closure of the Lawrence, Kansas and Pollock, Louisiana facilities and the impairment of our investment in Farmland Hydro to it's estimated net realizable value.

.

Idle plant costs were reduced by approximately $5.7 million, primarily as a result of improved fertilizer markets during the three months ended May 31, 2003 compared with the same period in the prior year combined with the closure of the Lawrence, Kansas and Pollock, Louisiana facilities at the end of the third quarter of 2002.

.

The $15.2 million improvement in gross margins from crop production's continuing operations is primarily attributable to improved margins from our Coffeyville, Kansas nitrogen gasification plant.  Relatively high natural gas prices supported increased nitrogen-based crop nutrient selling prices without significantly affecting our total cost to produce product and increased production efficiencies enabled us to spread fixed costs over more units of productions.  Furthermore, depreciation expense included in aggregate fixed costs was significantly reduced as result of our first quarter impairment charge, which reduced the carrying value of the nitrogen facility by approximately $230 million.  As a result of this impairment charge, depreciation related to the Coffeyville, Kansas nitrogen gasification facility was reduced from approximately $1.9 million per month to approximately $0.5 million per month.

.

Interest expense allocated to crop production continuing operations decreased $4.3 million during the three months ended May 31, 2003 compared with the prior year primarily as a result of the overall decrease in Farmland's interest expense.  Farmland's interest expense decreased as interest was stayed on unsecured debt, and as secured debt borrowings and the average interest rate paid on those secured borrowings both decreased significantly.

.

SG&A related to crop production's continuing operations decreased $1.9 million during the three months ended May 31, 2003 compared with the prior year primarily as a result of decreases in unallocated rail expenses, amortization of deferred software costs, bad debt expenses and dues.

      Petroleum

Sales of the petroleum segment increased $130.4 million, or approximately 86%, for the three months ended May 31, 2003 compared with the same period last year.  The increase was primarily the result of a 21% increase in per unit selling prices for refined fuels and a 55% increase in refined fuels units sold.  The increase in unit prices for refined fuels was a result of  high crude oil prices compared to the previous year combined with low inventories of crude oil in the United States due to the oil production workers' strike in Venezuela and the war in Iraq.  These lower inventories pushed the price of crude oil to higher than prior year levels and the finished products prices followed.  The increase in unit sales was primarily a result of the refinery operating at a higher production level than during the prior year, when the refinery was shut down for approximately 45 days in order to complete planned major maintenance activities.

The petroleum segment recorded a net income of $7.6 million during the three months ended May 31, 2003, compared with a loss of $55.1 million for the same period last year.  This $62.7 million improvement is primarily attributable to:

.

during the three months ended May 31, 2003, as compared to the same period last year, margins increased by $58.7 million primarily due to the Coffeyville, Kansas refinery not operating for approximately 45 days in the prior year due to planned major maintenance activities; and

.	during the three months ended May 31, 2002, the results included losses from derivative commodity instruments of $4.2 million.

      Feed

Our feed segment recorded net income of $2.8 million during the three months ended May 31, 2003, an increase of $2.2 million as compared to a net income of $0.6 million in the same period last year.  The increase is primarily related to $1.9 million of settlements related to vitamin supplements received, and recognized as income, during the three months ended May 31, 2003 compared with $0.4 million of vitamin supplement settlement proceeds received, and recognized as income, during the three months ended May 31, 2002.

      Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense from continuing operations decreased $28.1 million for the three months ended May 31, 2003 compared with the same period last year.  SG&A expense from continuing operations directly associated with business segments decreased $15.3 million, primarily as a result of the sale or closing of certain businesses included in our other operating units segment.  SG&A expense from continuing operations not directly associated with business segments decreased $12.8 million for the three months ended May 31, 2003 compared with the same period last year.  This decrease is primarily related to a reduction in employee related costs, rental expense, outside service costs and reduced depreciation and amortization expense as a result of the sale of property, plant and equipment and the impairment of certain information systems associated with businesses that either have been or will be sold as part of our bankruptcy process.

      Restructuring and Other Charges

During the three months ended May 31, 2003, no restructuring income or loss was recorded.

During the three months ended May 31, 2002, we incurred restructuring and other charges of $55.6 million related to the impairment charges to reduce the carrying value of certain crop production assets to their estimated fair value.  See Note 11 "Restructuring and Other Charges" in the accompanying Notes to unaudited Condensed Consolidated Financial Statements.

      Interest Expense

Interest expense from continuing operations decreased $14.7 million during the three months ended May 31, 2003 compared with the same period last year.  Interest expense directly charged to the business segments decreased $10.8 million.  The decrease in interest expense is primarily a result of the following:

.	due to our bankruptcy, we discontinued accruing interest on certain unsecured debt, primarily subordinated debt securities, resulting in a $10.6 million decrease in interest expense; and
.	interest expense from other borrowings decreased $4.1 million as a result of a $190 million decrease in our average borrowings and a 0.725% decrease in our average borrowing rate.

      Other Income

Other income from continuing operations increased $23.3 million for the three months ended May 31, 2003 compared with the same period last year.  Other income from continuing operations directly associated with business segments increased $25.3 million primarily as a result of the following:

.	during the three months ended May 31, 2003 we recognized gains from derivative commodity instruments of $0.9 million compared with losses of $6.3 million incurred during the same period last year;
.	during the three months ended May 31, 2003 we incurred $5.7 million less in unrecovered fixed costs due to the temporary idling of production facilities compared with the same period last year;
.

proceeds of $1.9 million from settlements related to vitamin supplements were received, and recognized as income, during the three months ended May 31, 2003 compared with $0.4 million of vitamin supplement settlement proceeds received, and recognized as income, during the three months ended May 31, 2002; and

.	during the three months ended May 31, 2003 we incurred a loss of $3.1 million on the sale of investments compared with a loss of $5.8 million incurred during the same period last year.

Other income from continuing operations not directly associated with business segments decreased $2.0 million for the three months ended May 31, 2003 compared with the same period last year.

      Reorganization Expense

During the three months ended May 31, 2003 we incurred reorganization expense from continuing operations of $56.2 million compared with $54.7 million in the same period last year.  Reorganization expense consists of costs associated with the Chapter 11 proceedings that are not directly attributable to the on-going operations of Farmland.  For the three months ended May 31, 2003, reorganization expense from continuing operations includes a $3.2 million loss on the disposal of property, plant and equipment, $14.5 million loss on the sale of investments, $8.6 million for professional fees, $4.7 million for employee severance and retention and $22.0 million for damages on rejected executory contracts.  See Note 13 "Reorganization Expense" in the accompany Notes to unaudited Condensed Consolidated Financial Statements.

      Income Tax Expense

During the year ended August 31, 2002, management concluded that it was more likely than not that we would be unable to utilize a substantial portion of our net operating loss carryforward.  Accordingly, we established a valuation allowance to reduce the income tax asset related to the future benefit to be provided by our net loss operating carryforward to an amount equal to our future liability related to our net income tax timing differences.  Management utilized a 0% effective tax rate as the potential tax benefit generated by our pre-tax loss was offset by an increase in our valuation allowance.

Recent Accounting Pronouncements

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued during June 2001 by the FASB.  On adoption of this standard, goodwill and other intangible assets with an indefinite life are no longer amortized; however, both goodwill and other intangible assets are tested annually for impairment.  For goodwill and intangible assets arising out of business combinations with non-cooperative enterprises, SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 (our fiscal year 2003).  As of September 1, 2002 (the beginning of our fiscal year 2003), Farmland adopted this statement for goodwill resulting from business combinations with non-cooperatives.  In accordance with SFAS 142, we have tested our goodwill arising from business combinations with non-cooperatives and determined that no impairments exist.  For goodwill and other intangible assets arising out of business combinations with cooperatives, implementation of SFAS No. 142 is delayed pending additional interpretive guidance from the FASB.  At May 31, 2003 the carrying value of goodwill in our Consolidated Balance Sheets was $28.3 million.  For the nine months ended May 31, 2002 and 2003, Farmland recognized goodwill amortization of $1.9 million and $0.6 million, respectively, from business combinations with cooperatives.

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

SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued during April 2003.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The amendments will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003.  We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued during May 2003.  This Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  The new Statement requires that those instruments be classified as liabilities in statements of financial position.  Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sensitivity Analysis

Farmland is exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk.  To manage the volatility related to these risks, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices.  Although these transactions are intended to serve as economic hedges, they may not be designated as accounting hedges.  Commodities to which we currently have risk exposure include:  feed grains, soybean meal, cattle, hogs, pork bellies, natural gas, crop nutrient products, crude oil and refined fuels.  Because changes in the derivative commodity instruments are highly correlated with changes in the underlying commodity, we limit our physical commodity price exposure by entering into offsetting derivative commodity instruments positions.  Farmland also has risk exposure to changes in interest rates and changes in the exchange rate of certain foreign currencies, primarily the Euro.  Farmland maintains risk management control systems to monitor its commodity risks and the offsetting hedge positions.

The following table uses sensitivity analysis to present one measure of market risk exposure created by our portfolio of market risk sensitive instruments.  Market risk exposure is defined as the change in the fair value of the market risk sensitive instruments (consisting of commodity-based forward contracts and futures contracts) assuming a hypothetical change of 10% in market prices.  Actual changes in commodity market prices may differ from hypothetical changes.  Fair value was determined for these contracts using the average quoted market prices for the three near-term contract periods combined with Farmland's open positions by commodity at our quarter-end.  As commodity-based futures contracts do not exist that settle on the exact dates of delivery for the underlying commodity being hedged, we believe our use of the three near term contracts (which represent the next three futures exchange settlement dates following our quarter-end) provides a very close and consistent approximation of the fair value of these instruments since the bulk of our market risk sensitive instrument activity is covered by contracts that mature within this timeframe.  The market risk exposure excludes the underlying positions that are being economically hedged.

Effect of 10% Change in Fair Value
(Amounts in Millions)
Derivative Commodity Contracts:
	August 31	May 31
	2002	2003
Grains:
Trading	$ 0.7	$ 0.2
Meats:
Trading	$ 2.9	$ 1.4

Farmland's market exposure to foreign currency risk and interest rate risk has not materially changed since August 31, 2002.  Quantitative and qualitative disclosures about these instruments are contained in Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2002.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Farmland is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Farmland.  The factors identified in this cautionary statement are important factors (but are not necessarily all of the potentially important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Farmland.  Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, Farmland cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, the assumed facts or basis will almost always vary from actual results and the differences between the assumed facts or basis and actual results can be material, depending upon the circumstances.  Where, in any forward-looking statement, Farmland, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Such forward looking statements include, without limitation, statements regarding the seasonal effects upon the business, the anticipated expenditures for environmental remediation, the potential capital expenditures required to comply with enacted regulations related to low sulfur gasoline and diesel fuel, the level of capital expenditures and monetary sanctions which will be required as a result of EPA proceedings, the adequacy of the DIP Credit Facility, as amended, to satisfy our liquidity requirements, our ability to comply with the covenants contained in the DIP Credit Facility, as amended, our ability to sell our petroleum, beef marketing, and pork marketing assets at their estimated fair value, whether we receive the Court and regulatory approvals necessary to consummate the sale of our beef interest and our pork marketing assets, the receipt of cash from our joint venture, Farmland Hydro, and our ability to liquidate our Tradigrain operation without incurring future losses.  Discussion containing such forward-looking statements is found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements".

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

5.	Factors affecting supply, demand and price of crude oil, refined fuels, natural gas, live hogs and cattle and other commodities.
6.	Proceeds received from assets liquidated during the course of our bankruptcy proceedings.
7.	Regulatory delays and other unforeseeable obstacles beyond our control that may affect our ability to dispose of assets or businesses.
8.	Competitors in various segments that may be larger than Farmland, offer more varied products or possess greater resources.
9.	Technological changes that are more difficult or expensive to implement than anticipated.
10.	Unusual or unexpected events such as, among other things, litigation settlements, adverse rulings or judgments and environmental remediation costs in excess of amounts accrued.
11.	Material adverse changes in financial, banking or capital markets.
12.	Federal or state regulations regarding environmental matters.
13.	Any lingering effects the war with Iraq will have on the financial, credit and commodity markets.
14.	Public perception of the safety of meat products and the level of government regulations of meat safety.
15.	The factors identified in "Business and Properties - Business - Business Risk Factors" included in our Annual Report on Form 10-K for the year ended August 31, 2002.

Page 57 and 58

PART II - OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

In November 1999, Farmland commissioned a voluntary audit at its Coffeyville, Kansas petroleum refinery to verify compliance with the construction permitting requirements of the state and federal Clean Air Acts.  We submitted a report detailing the audit findings to Region VII of the United States Environmental Protection Agency ("EPA") on September 19, 2000.  In order to satisfy procedural prerequisites to resolve the findings, on January 17, 2002, EPA issued us a notice of violation.  The notice of violation seeks both injunctive relief in the form of installation of additional pollution control equipment and monetary sanctions.  At this point, it is not possible to determine the cost of the control device installations necessary to satisfy the EPA; however, we believe it is reasonably possible that the costs may eventually exceed $15 million.  Also, at this stage of these proceedings it is not possible to predict the final amount of monetary sanctions that will be necessary to resolve this matter.  Although Farmland believes this matter will ultimately be resolved for an immaterial amount, it is reasonably possible that the associated monetary sanctions may exceed $100,000.  See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Environmental Matters" in our Annual Report on Form 10-K, filed November 27, 2002.

On May 31, 2002, Farmland and certain of our subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code.  This action is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Bankruptcy Proceedings."

On July 30, 2002, J.R. Simplot ("Simplot") filed a complaint for declaratory judgment against Farmland in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4147.  In this proceeding, Simplot asserts that, by operation of Utah Revised Limited Liability Company Act (the "Act"), Farmland's commencement of the Chapter 11 proceeding caused Farmland to forfeit governance rights in our SF Phosphates venture.  Farmland believes that this Utah state law is preempted by Federal Bankruptcy Code and, therefore, we maintain our governance rights in relation to SF Phosphates.  See "Business and Properties -- Crop Production -- Production" in our Annual Report on Form 10-K, filed November 27, 2002.

During April 2001, Tradigrain initiated a suit in the English High Court of Justice, Queen's Bench Division, Commercial Court, Royal Court of Justice against Ace Insurance SA NV , SIACI & Partners SA, and SIACI SA to recover from their insurer and broker the value of misappropriated soybeans.  During our quarter ended May 31, 2003, Tradigrain reached an agreement on settlement.  In return for a cash payment of $19.2 million, which approximated the net carrying value of the receivable, Tradigrain released the insurer and broker from all further claims regarding the misappropriated soybeans.

On June 27, 2002, we filed a complaint against Agriliance LLC in the United States Bankruptcy Court, Western District of Missouri, Adversary Proceeding No. 02-4113.  In this proceeding, we asserted that Agriliance improperly setoff certain receivables and other items owed by Agriliance to Farmland against certain payables and other claims that Agriliance asserted were due to Agriliance from Farmland.  During our quarter ended May 31, 2003, all disputed issues were resolved with no material impact on our accompanying unaudited Condensed Consolidated Financial Statements.  Also see Note 9 in the accompanying Notes to  unaudited Condensed Consolidated Financial Statements.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

The exhibits listed below are filed as part of Form 10-Q for quarter ended May 31, 2003.

Exhibit No.            Description of Exhibit

99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMLAND INDUSTRIES, INC.
(Registrant)
By:	/s/ STEVEN R. RHODES
Steven R. Rhodes
Executive Vice President
and Chief Financial Officer
Date: July 15, 2003

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

      Date:  July 15, 2003

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

      Date:  July 15, 2003

/s/ STEVEN R. RHODES
Steven R. Rhodes
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.            Description of Exhibit

99.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002